Form 10-Q
period 1996-09-30
LIGHTBRIDGE INC
filed 1996-11-14
CIK 1017172

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                       Commission File Number: 000-21319

                               LIGHTBRIDGE, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                      04-3065140
  (State or other jurisdiction                         (I.R.S. employer
of incorporation or jurisdiction)                   identification number)

                               281 Winter Street
                         Waltham, Massachusetts 02154
         (Address of principal executive offices, including Zip Code)

                                (617) 890-2000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes              No  X
         ---             ---

As of November 8, 1996, there were 15,140,607 shares of the registrant's common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

Form 10-Q for the Quarter Ended September 30, 1996

Table of Contents


                         PART I-FINANCIAL INFORMATION                                                                     Page No.
Item 1.    Unaudited Condensed Financial Statements:                                                                      --------

           Balance Sheets as of September 30, 1996 and December 31, 1995..................................................    3

           Statements of Operations for the three months ended September 30, 1996 and September 30, 1995..................    5

           Statements of Operations for the nine months ended September 30, 1996 and September 30, 1995...................    6

           Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995...................    7

           Notes to Unaudited Condensed Financial Statements..............................................................    8


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................   10

                         PART II. OTHER INFORMATION                                                                       Page No.
                                                                                                                          --------

Item 4.    Submission of Matters to a Vote of Securityholders.............................................................   20

Item 6.    Exhibits and Reports on Form 8-K...............................................................................   20

           Signature......................................................................................................   21

         PART I-FINANCIAL INFORMATION

Item 1.      Financial Statements

     LIGHTBRIDGE, INC.

     UNAUDITED CONDENSED BALANCE SHEETS

                                                                                       September 30, 1996        December 31, 1995
                                                                                       ------------------        -----------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                      $2,445,374                  $58,064
Accounts receivable-net                                                                         5,773,597                4,728,037
Receivable due from IPO proceeds                                                               28,103,372
Other current assets                                                                              443,316                  144,294
                                                                                    ---------------------    ---------------------
          Total current assets                                                                 36,765,659                4,930,395
Fixed assets - Net                                                                              4,385,689                4,881,655
Other assets                                                                                    1,199,972                1,242,516
                                                                                    ---------------------    ---------------------
          Total assets                                                                        $42,351,320              $11,054,566
                                                                                    =====================    =====================


LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                                       $3,120,654               $3,025,038
Short-term borrowings and current portion of subordinated notes payable                         2,110,923                1,544,096
Current portion of obligations under capital leases                                             1,828,244                2,073,895
Deferred revenues                                                                                 213,548                   74,800
Dividends payable on preferred stock                                                              166,876                  166,876
                                                                                    ---------------------    ---------------------
          Total current liabilities                                                             7,440,245                6,884,705
Obligations under capital leases                                                                  337,601                1,502,128
Subordinated notes payable                                                                      2,588,049                3,013,135
                                                                                    ---------------------    ---------------------
          Total liabilities                                                                    10,365,895               11,399,968
                                                                                    ---------------------    ---------------------

Commitments and contingencies
Redeemable convertible preferred stock at redemption value
(liquidation preference of $3,343,494 at December 31, 1995)                                                              3,176,618
                                                                                                             ---------------------
Stockholders' equity (deficiency)
     Common Stock                                                                                 149,264                   65,751
     Additional paid-in capital                                                                36,154,675
     Warrants                                                                                     375,125                  406,375
     Accumulated deficit                                                                       (3,597,565)              (3,993,572)
                                                                                    ---------------------    ---------------------
          Total                                                                                33,081,499               (3,521,446)
     Less treasury stock, at cost                                                              (1,096,074)                    (574)
                                                                                    ---------------------    ---------------------
          Total stockholders' equity (deficiency)                                              31,985,425               (3,522,020)
                                                                                    ---------------------    ---------------------
          Total liabilities and stockholders' equity (deficiency)                             $42,351,320              $11,054,566
                                                                                    =====================    =====================

            See notes to unaudited condensed financial statements.

LIGHTBRIDGE, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                Three months ended September 30,
                                                                                                --------------------------------
                                                                                                1996                        1995
                                                                                                ----                        ----

Revenues (includes sales to related party of $8,705 in 1995)                                  $7,372,091               $4,832,812

Cost of revenues                                                                               3,823,152                3,360,529
                                                                             ---------------------------   ----------------------
Gross profit                                                                                   3,548,939                1,472,283

Operating expenses:
     Development                                                                               1,155,407                1,151,583
     Sales and marketing                                                                       1,054,539                  530,338
     General and administrative                                                                  806,357                  652,845
                                                                             ---------------------------   ----------------------
Total operating expenses                                                                       3,016,303                2,334,766

Income (loss) from operations                                                                    532,636                 (862,483)
Other income (expense):
     Interest income                                                                              34,177                   10,642
     Interest expense                                                                           (193,307)                (256,954)
                                                                             ---------------------------   ----------------------
Income (loss) before provision for income taxes                                                  373,506               (1,108,795)
Provision for income taxes                                                                        20,000
                                                                             ---------------------------   ----------------------
Net income (loss)                                                                               $353,506              ($1,108,795)
                                                                             ===========================   ======================

Pro forma net income (loss) per common share                                                       $0.03                   ($0.09)
                                                                             ===========================   ======================

Pro forma weighted average number of shares
of common and common equivalent shares outstanding                                                13,933                   12,662
                                                                             ===========================   ======================

            See notes to unaudited condensed financial statements.

LIGHTBRIDGE, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
     (Unaudited)

                                                                                           Nine months ended September 30,
                                                                                           -------------------------------
                                                                                             1996                   1995
                                                                                             ----                   ----
Revenues (includes sales to related party of $3,125 in 1996 and $37,942 in 1995)             $20,635,148            $13,835,824

Cost of revenues                                                                              11,334,681              9,592,192
                                                                                    --------------------   --------------------
Gross profit                                                                                   9,300,467              4,243,632

Operating expenses:
     Development                                                                               3,126,142              3,014,295
     Sales and marketing                                                                       2,971,233              1,468,207
     General and administrative                                                                1,978,452              1,954,071
                                                                                    --------------------   --------------------
Total operating expenses                                                                       8,075,827              6,436,573

Income (loss) from operations                                                                  1,224,640             (2,192,941)
Other income (expense):
     Interest income                                                                              79,716                 25,941
     Interest expense                                                                           (608,850)              (677,637)
                                                                                    --------------------   --------------------
Income (loss) before provision for income taxes                                                  695,506             (2,844,637)
Provision for income taxes                                                                        39,500
                                                                                    --------------------   --------------------
Net income (loss)                                                                               $656,006            ($2,844,637)
                                                                                    ====================   ====================

Pro forma net income (loss) per common share                                                       $0.05                 ($0.22)
                                                                                    ====================   ====================

Pro forma weighted average number of shares of common and common equivalent
shares outstanding                                                                                13,752                 12,662
                                                                                    ====================   ====================

            See notes to unaudited condensed financial statements.

LIGHTBRIDGE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW


                                                                                 Nine months ended September 30,
                                                                                 ------------------------------
                                                                                      1996           1995
                                                                                      ----           ----
Cash Flows From Operating Activities:
     Net Income/(Loss)                                                              $656,006      ($2,844,637)

     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
                  Depreciation and Amortization                                    2,597,576        2,253,047
                  Amortization - N/P Discount                                         54,284           28,125

     Changes in assets and liabilities:
                  Accounts Receivable and other current assets                    (1,344,583)       1,336,709
                  Accounts Payable and accrued liabilities                          (415,610)         514,689
                  Deferred Revenues                                                  138,748         (438,125)
                  Deposits                                                            35,226         (265,084)
                                                                              --------------   --------------
     Net cash provided by operating activities                                     1,721,647          584,724
                                                                              --------------   --------------

Cash Flows Used in Investing Activities
                  Purchases of fixed assets                                       (1,541,990)      (1,136,928)
                  Capitalization of software costs                                                   (627,057)
                  Other Assets                                                      (350,000)
                                                                              --------------   --------------
     Net cash used in investing activities                                        (1,891,990)      (1,763,985)
                                                                              --------------   --------------
Cash Flows From Financing activities:
                  Payments on the subordinated notes payable                      (1,151,000)       1,901,000
                  Proceeds from equipment line borrowings                            763,013
                  Principal payments - capital leases                             (1,612,542)      (1,474,326)
                  Proceeds from issuance of common stock                             136,158              167
                  Payments for purchase of treasury stock                           (608,833)            (574)
                  Expenses paid on behalf of shareholder                            (260,000)
                  Proceeds from issuance of mandatory
                    redeemable convertible preferred stock, net                    5,958,467
                  Initial public offering expenditures                              (667,610)
                                                                              --------------   --------------
     Net cash provided by financing activities                                     2,557,653          426,267
                                                                              --------------   --------------
     Net Increase (Decrease) in cash and cash equivalents                          2,387,310         (752,994)

     Cash and cash equivalents, beginning of period                                   58,064        1,292,019

                                                                              --------------   --------------
     Cash and cash equivalents, end of period                                     $2,445,374         $539,025
                                                                              ==============   ==============
     Cash paid for interest                                                       $  711,261         $613,733
                                                                              ==============   ==============
     Cash paid for income taxes                                                   $   79,913         $ 20,500
                                                                              ==============   ==============

LIGHTBRIDGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 1996

The accompanying financial statements and notes should be read in conjunction with the financial statements and related notes, together with the related information set forth under "Management Discussion and Analysis of Financial Condition and Results of Operations," in the Company's registration statement on form S-1 (File No. 333-6589).

Interim Information - The results of operations for the three-months and nine-months ended September 30, 1995 and 1996 and the cash flows for the nine-months ended September 30, 1995 and 1996 are not necessarily indicative of results for the full year. In the opinion of management, the financial statements for the unaudited periods presented include all adjustments necessary for a fair presentation in accordance with generally accepted accounting principles, consisting solely of normal recurring accruals and adjustments.

Pro Forma Income (loss) per Common Share - Pro forma income (loss) is based on the weighted average number of common and dilutive common equivalent shares (common stock options and warrants) outstanding. The pro forma weighted average number of common stock assumes that all series of redeemable convertible preferred stock had been converted to common stock for all periods presented. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except in accordance with the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 83. That Bulletin requires that common stock issued and options or warrants to purchase common stock granted by the Company during the twelve-month period prior to the filing of a proposed initial public offering be included in the calculation as if they were outstanding for all periods.

Notes Payable - The Company has a $4,000,000 line of credit and a $2,000,000 equipment line with a bank. Outstanding borrowings under the line of credit were $1,500,000 at September 30, 1996.

In October 1996, the outstanding balance on the line of credit was repaid. In July 1996, the Company borrowed $763,013 under the equipment line. Under the terms of the equipment line, interest only is payable monthly for 6 months at a rate of prime plus 3/4%. After 6 months, principal and interest are payable over 30 months.

New Accounting Pronouncements

     Impairment of Long-Lived Assets - In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be disposed of". SFAS No. 121 addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 in 1996 did not have a material impact on the Company's results of operations, financial position or cash flows.

     Stock-Based Compensation - In November 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS 123 addresses the financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 permits an entity to either record the effects of stock-based employee compensation plans in its financial statements or present pro forma disclosures in the notes to the financial statements. In connection with the Company's adoption of SFAS 123, the Company will provide the appropriate disclosures in the notes to the financial statements. Since the Company does not make significant equity awards to outsiders, the adoption of SFAS No. 123 did not have a material impact the Company's results of operations, financial position or cash flows.

Other Assets

    Other assets consists of the following:

                                        September 30, 1996     December 31, 1995
                                        ------------------     -----------------
Capitalized software development
costs-net                                    $  466,039             $  762,084
Deposits                                        190,583                225,807
Other                                           543,350                254,625
                                             ----------             ----------
                                             $1,199,972             $1,242,516
                                             ==========             ==========

Related Parties and Other

     Included in accounts receivable at September 30, 1996 and December 31, 1995 is approximately $142,600 and $136,800 of amounts due from related parties. Accounts receivable are reported net of allowances for doubtful accounts of $18,000 and $20,000 at September 30, 1996 and December 31, 1995, respectively.

     Included within short-term borrowings and current portion of subordinated notes payable at September 30, 1996 and December 31, 1995 is approximately $282,500 and $44,100 of subordinated notes issued to related parties and accrued interest thereon, respectively. The amounts reported as the noncurrent portion of subordinated notes payable at September 30, 1996 and December 31, 1995 include approximately $328,500 and $164,300 of notes issued to related parties.

Provision for Income Taxes. Due to the application of net operating loss carryforwards from previous years, no significant provision for or benefit from income taxes was recorded in the nine months ended September 30, 1996. The Company incurred a net loss for the nine months ended September 30, 1995 and did not record a benefit for income tax in the three or nine months ended September 30, 1996.

Initial Public Offering

In September 1996, an initial public offering of 3,800,000 shares of the Company's common stock ($.01 par value) at an initial public offering price of $10.00 per share was consummated. The total shares issued from the offering consisted of 3,021,868 shares sold by the Company and 778,132 shares by selling shareholders. Net proceeds after underwriters discount by the Company from the offering aggregated $28.1 million and were received in October, 1996. Such proceeds were used to repay all of the indebtedness of the Company's working capital bank line of credit, repurchase an aggregate of 200,000 shares of the Company's common stock pursuant to options granted to the Company in connection with the settlement of certain litigation, and to repay approximately $487,000 of indebtedness outstanding under two 8% promissory notes issued in partial payment of the exercise prices of options to acquire 400,000 shares of the Company's common stock. The remainder of the net proceeds of the offering are expected to be used for working capital and other general corporate purpose. In addition, the Company may use a portion of the net proceeds of offering to acquire or invest in companies, technologies or assets that complement the Company's business.

     In connection with the closing of the Company's initial public offering, the redeemable convertible preferred stock was automatically converted into shares of the Company's common stock.

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.
 FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN LIGHTBRIDGE, INC.'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-6589) UNDER THE CAPTION "Risk Factors", WHICH ARE INCORPORATED HEREIN BY REFERENCE.

CUSTOMER ACQUISITION SYSTEM, IRIS, LIGHTBRIDGE, POPS, SAMS and WIRELESS INTELLIGENCE are trademarks of Lightbridge, Inc.

Overview
Lightbridge, Inc. ("Lightbridge" or the "Company") develops, markets and supports a suite of integrated products and services that enable wireless telecommunications carriers to improve their customer acquisition and retention processes. The Company changed its fiscal year end from September 30 to December 31, effective January 1, 1996.

The Company's revenues consist of transaction revenues and software and other revenues. Historically, transaction revenues have accounted for substantially all of the Company's revenues, although software and other revenues have increased during recent periods primarily as a result of the initial licensing of certain software products. Software and other revenues, which represented no more than 6.0% of total revenues in each of fiscal 1993, 1994 and 1995, increased to 29.9% and 23.3% of total revenues in the three and nine month periods ended September 30, 1996, respectively. There can be no assurance that the Company's software products will achieve market acceptance or that the mix of the Company's revenues will remain constant.

Lightbridge's transaction revenues are derived primarily from the processing of applications of subscribers for wireless telecommunications services and the activation of service for those subscribers. Over time the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems, and providing teleservices call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. Generally, the Company's clients are charged on a per transaction or, to a lesser extent, on a per minute basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services, and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers utilizing the Company's services in attracting subscribers and the markets served by the Company for its clients. Revenues are recognized in the period when the services are performed.

The Company's software and other revenues have been derived primarily from developing customized software and providing Business Integration consulting services. The Company also began licensing its Channel Solutions software with the introduction of its POPS and Iris products in fiscal 1995 and its SAMS software in 1996. Lightbridge's Channel Solutions products and services are designed to assist customers in interfacing with the Company's systems and are being marketed primarily to wireless telecommunications carriers that utilize the Company's transaction processing services. The Company's Wireless Intelligence products are being designed to help carriers analyze their marketplace to improve their business operations. While its Channel Solutions products are, and its Wireless Intelligence products are currently expected to be, licensed as packaged software products, each of these products requires customization and integration with other products and systems to varying degrees. Revenues derived from consulting and other projects are recognized throughout the performance period of the contracts. Revenues from licensing software are recognized at the later of delivery of the licensed product or satisfaction of acceptance criteria. Lightbridge's software and other revenues depend primarily on the continuing need for integration of diverse systems and acceptance of the Company's software products by the Company's existing and new clients.

For the nine months ended September 30, 1996, each of AT&T Wireless Services, Inc. and GTE Mobile Communications Service Corporation ("GTE Mobile") accounted for more than 10% of the Company's total revenues, representing an aggregate of 36.9% of total revenues in the period. Ameritech Cellular Services (Ameritech), which accounted for 8.9% of the Company's revenues in the nine months ended September 30, 1996, has notified the Company of its intent to terminate its agreements with the

Company, effective in the fourth calendar quarter of 1996. During 1996, GTE Mobile, which accounted for 14.6% of the Company's revenues in the nine months ended September 30, 1996 is changing the way it accesses the Company's Customer Acquisition System ("CAS"). Ameritech and GTE Mobile both historically used the call center support solutions provided by the Company's TeleServices Group. GTE Mobile is switching to on-line access to CAS. As a result, the Company expects the revenues from GTE Mobile to decrease significantly during 1996 and 1997. The Company currently believes that the loss of revenues from Ameritech and GTE Mobile will be mitigated by increased revenues from existing clients and revenues from new clients. Further, the cost of processing transactions through the TeleServices Group typically involves personnel costs associated with staffing the Company's call center, which are not required for on-line transaction processing. Thus, the Company currently expects that its variable cost of revenues associated with processing transactions will decrease as a result of the termination of the agreements with Ameritech and the change in services used by GTE Mobile. As a result, the Company currently believes that the termination of these agreements by Ameritech, and the change in services used by GTE Mobile, will not have a material adverse effect on its business, financial condition, results of operations or cash flow. The Company's revenues have been derived exclusively from sales of products and services in the United States.

Beginning in October 1994, Lightbridge began to increase its sales and marketing efforts to renew contracts with existing cellular carrier clients and to add new wireless telecommunications carrier clients, including personal communications services ("PCS") providers. In addition, the Company began to increase its development efforts to continue to enhance its existing software and to develop and acquire new software products and services, including its Channel Solutions and Wireless Intelligence software products and services. The Company currently intends to continue to increase development, sales and marketing efforts in pursuit of these goals.

During the twelve month period ended Septmber 30, 1995 ("fiscal 1995"), Lightbridge began developing certain software products to be licensed as separate products. In connection with these development efforts, the Company acquired rights to certain pen-based technology for $400,000, which has been incorporated in the Company's SAMS product, and certain multimedia software technology, which has been incorporated in the Company's Iris product. The multimedia technology was purchased for $45,000 in cash plus certain obligations. In fiscal 1995, the Company capitalized approximately $980,000 of software development costs for internally developed products and for the purchase of such technology. Commencing with the availability of the SAMS and Iris products for general release in fiscal 1995, capitalized software development costs are being amortized using the straight-line method over a two-year period.

Results of Operations Data

                                                                               Three Months                    Nine Months
                                                                            Ended September 30,            Ended September 30,
                                                                            -------------------            -------------------
                                                                            1995           1996            1995           1996
                                                                            ----           ----            ----           ----
Revenues:

  Transaction............................................................   91.8  %        70.1  %         94.5  %        75.6  %
  Software and other.....................................................    8.2           29.9             5.5           24.4
                                                                         --------       --------        --------       --------
                                                                           100.0          100.0           100.0          100.0
Cost of revenues.........................................................   69.5           51.9            69.3           54.9
                                                                         --------       --------        --------       --------
Gross profit.............................................................   30.5           48.1            30.7           45.1

Operating expenses:
  Development............................................................   23.8           15.7            21.8           15.1
  Sales and marketing....................................................   11.0           14.3            10.6           14.4
  General and administrative.............................................   13.5           10.9            14.1            9.6
                                                                         --------       --------        --------       --------
    Total operating expenses.............................................   48.3           40.9            46.5           39.1
Income (loss) from operations............................................  (17.8)           7.2           (15.8)           6.0
Other income (expense), net..............................................   (5.1)          (2.1)           (4.8)          (2.6)
                                                                         --------       --------        --------       --------
Income (loss) before income taxes........................................  (22.9)           5.1           (20.6)           3.4
Provision for income taxes...............................................    0.0            0.3             0.0            0.2
                                                                         --------       --------        --------       --------
Net income (loss)........................................................  (22.9) %         4.8  %        (20.6)  %        3.2  %
                                                                         ========       ========        ========       ========

Revenues.  Total revenues increased by 52.5% to $7,372,091 in the three months
--------
ended September 30, 1996 from $4,832,812 in the three months ended September 30, 1995. Total revenues increased by 49.1% to $20,635,148 in the nine months ended September 30, 1996 from $13,835,824 in the nine months ended September 30, 1995.

Transaction revenues increased by 16.5% to $5,165,795 in the three months ended September 30, 1996 from $4,435,850 in the three months ended September 30, 1995. Transaction revenues increased by 21% to $15,818,340 in the nine months ended September 30, 1996 from $13,077,071 in the nine months ended September 30, 1995. The increase in transaction revenues for both the three and nine month periods ended September 30, 1996 was primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and the addition of new carrier clients.

Software and other revenues increased by 455.8% to $2,206,296 in the three months ended September 30, 1996 from $396,962 in the three months ended September 30, 1995. Software and other revenues increased by 534.8% to $4,816,808 in the nine months ended September 30, 1996 from $758,753 in the nine months ended September 30, 1995. The increase in software and other revenues for both the three and nine month periods ended September 30, 1996 was principally a result of the increase in revenues attributable to customized software integration services provided and the Company's Channel Solutions products and services. The increase in revenues from customized software integration services in those 1996 periods resulted primarily from projects undertaken for one client, which projects the Company currently expects will continue at least through the end of 1996.

Cost of Revenues.  Cost of revenues consists primarily of personnel costs, costs
----------------
of maintaining systems and networks used in processing subscriber qualification and activation transactions (including depreciation and amortization of those systems and networks) and amortization of capitalized software. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's TeleServices Group and changes in the mix of total revenues between transaction revenues and software and other revenues.

Cost of revenues increased by 13.8% to $3,823,152 in the three months ended September 30, 1996 from $3,360,529 in the three months ended September 30, 1995, while decreasing as a percentage of total revenues to 51.9% from 69.5%. Cost of revenues increased by 18.2% to $11,334,681 in the nine months ended September 30, 1996 from $9,592,192 in the nine months ended September 30, 1995, while decreasing as a percentage of total revenues to 54.9% from 69.3%. The dollar increase in costs in both the three and nine month periods ended September 30, 1996 resulted principally from increases in transaction volume, costs attributable to expansion of the Company's staff and systems capacity and amortization of capitalized software. The decreases in cost of revenues as a percentage of total revenues in both the three and nine month periods ended September 30, 1996 primarily reflected a higher percentage of transaction revenues from on-line processing than TeleServices operations, a higher percentage of revenues from customized software integration services and software licenses and increased utilization of the Company's operating and networking systems.

Development. Development expenses consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. Development expenses also include software development costs incurred prior to the establishment of technological feasibility.

Software development costs are capitalized after the establishment of technological feasibility as provided for under Statement of Financial Standards Board (SFAS) 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company did not capitalize any software development costs during the nine months ended September 30, 1996 and capitalized $103,000 and $627,000 of internally developed software development costs during the three and nine months ended September 30, 1995 respectively.

Development expenses increased by 0.3% to $1,155,407 in the three months ended September 30, 1996 from $1,151,583 in the three months ended September 30, 1995, while decreasing as a percentage of total revenues to 15.7% from 23.8%. Development expenses increased by 3.7% to $3,126,142 in the nine months ended September 30, 1996 from $3,014,295 in the nine months ended September 30, 1995, while decreasing as a percentage of total revenues to 15.1% from 21.8%. The decrease in development expenses as a percentage of total revenues in both the three and nine month periods ended September 30, 1996 reflected the significant growth in the Company's total revenues. The Company expects to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its CAS, Wireless Intelligence, Business Integration and Channel Solutions products, as well as to develop new products and services.

Sales and Marketing.  Sales and marketing expenses consist primarily of
-------------------
salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Sales and marketing expenses increased by 98.8% to $1,054,539 in the three months ended September 30, 1996 from $530,338 in the three months ended September 30, 1995, and increased as a percentage of total revenues to 14.3% from 11.0%. Sales and marketing expenses increased by 102.4% to $2,971,233 in the nine months ended September 30, 1996 from $1,468,207 in the nine months ended September 30, 1995, and increased as a percentage of total revenues to 14.4% from 10.6%. The dollar increase in costs in both the three and nine month periods ended September 30, 1996 was due to the addition of direct sales personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs, including trade shows. The Company continues to invest in sales and marketing efforts in order to increase its penetration of existing accounts and to add new clients and markets.

General and Administrative.  General and administrative expenses consist
--------------------------
principally of salaries of administrative, executive, finance and human resources personnel, as well as outside professional fees. General and administrative expenses increased by 23.5% to $806,357 in the three months ended September 30, 1996 from $652,845 in the three months ended September 30, 1995, and decreased as a percentage of total revenues to 10.9% from 13.5%. The dollar increase in general and administrative expenses in the three month period ended September 30, 1996 was due to an increase in recruiting costs associated with the significant growth in the number of employees within the Company, the addition of finance and administrative employees and a one time payment of $75,000 to a selling shareholder as part of the initial public offering in the quarter ended September 30, 1996. General and administrative expenses increased by 1.2% to $1,978,452 in the nine months ended September 30, 1996 from $1,954,071 in the nine months ended September 30, 1995, and decreased as a percentage of total revenues to 9.6% from 14.1%. The increases in expenses in the third quarter of 1996 noted above offset the reduction in legal costs associated with certain litigation for the nine months ended September 30, 1995.

Other Income (Expense) Net.  Other income (expense) changed to a net expense of
--------------------------
$159,130 in the three months ended September 30, 1996 from a net expense of $246,312 in the three months ended September 30, 1995. Other income (expense) changed to a net expense of $529,134 in the nine months ended September 30, 1996 from a net expense of $651,696 in the nine months ended September 30, 1995. Other income (expense) in each of the three and nine month periods ended September 30, 1996 and 1995 consisted predominantly of interest expense. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest expense decreased by 24.8% to $193,307 in the three months ended September 30, 1996 from $256,954 in the three months ended September 30, 1995. Interest expense decreased by 10.2% to $608,850 in the nine months ended September 30, 1996 from $677,637 in the nine months ended September 30, 1995. Interest income, which historically had not been significant, increased to $34,177 and $79,716, respectively, in the three and nine month periods ended September 30, 1996 from $10,642 and $25,941 respectively, in the three and nine months ended September 30, 1995 as a result of the investment of the proceeds from the issuance of Series D Convertible Preferred Stock in April 1996.

Provision for Income Taxes.  Due to the application of net operating loss
--------------------------
carryforwards from previous years, no significant provision for or benefit from income taxes was recorded in the nine months ended September 30, 1996. The Company incurred a net loss for the nine months ended September 30, 1995 and did not record a benefit for income tax for the three and nine months ended September 30, 1996.

Liquidity and Capital Resources
The Company has funded its operations to date primarily through private placements of equity and debt securities, its initial public offering in October 1996, cash generated from operations, bank borrowings and equipment financings.

The Company has financed its operations in part with the proceeds of four offerings of Convertible Preferred Stock and two offerings of subordinated debt. The Company sold shares of its Series D Preferred Stock in April 1996 for an aggregate purchase price of $6.0 million. On October 2, 1996, subsequent to the end of the third quarter, the Company completed its initial public offering of common stock. The Company issued and sold 3,021,868 shares of common stock in the public offering for net proceeds of approximately $27,000,000 after deducting the applicable underwriting discount and offering expenses. Approximately $2,427,000 of the proceeds of the public offering have been used
(i) to repay all the indebtedness outstanding under the Company's working capital bank line and (ii) to repurchase 200,000 shares of Common Stock and to repay indebtedness outstanding under two promissory notes to acquire 400,000 shares of Common Stock in connection with the settlement of certain litigation.

Working capital at September 30, 1996 was a surplus of $29,325,414 as compared with a deficit of $1,954,310 at December 31, 1995. Included in working capital at September 30, 1996 is

$28,103,372 representing a receivable for the proceeds of the Company's initial public offering which were received on October 2, 1996.

Net cash provided by operating activities in the nine months ended September 30, 1996 was $1,721,647.

The Company's capital expenditures in the nine months ended September 30, 1996 aggregated $1,891,990. The capital expenditures consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure, TeleServices call center and equipment for development activities. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2000. The Company anticipates that its capital expenditures in the fiscal year ending December 31, 1996 will be made primarily to acquire additional computer equipment for development activities.

The Company has a $4,000,000 working capital line of credit and a $2,000,000 equipment line of credit with Silicon Valley Bank (the "Bank"). The working capital line of credit is secured by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit bear interest at the Bank's prime rate plus .25% (8.5% at September 30, 1996) and advances under the equipment line of credit bear interest at the Bank's prime rate plus .75% (9.0% at September 30, 1996). At September 30, 1996, borrowings of $1,500,000 were outstanding under the working capital line of credit and $763,013 were outstanding under the equipment line of credit. The Company has agreed to comply with covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios. After giving effect to an amendment to the bank agreement dated August 8, 1996, the Company was in compliance with the required financial covenants and ratios as of September 30, 1996. Further, the Company believes that the August 8, 1996 amendment will permit the Company to remain in compliance with the required financial covenants and ratios throughout the term of the bank agreement. The working capital line of credit expires in June 1997, and the equipment line of credit expires in June 1999.

As of September 30, 1996, an aggregate of $2,100,000 in principal amount was outstanding under unsecured subordinated notes issued by the Company to a greater-than-5% stockholder and a director, acting as custodian for a minor child. The principal of these notes is due in quarterly installments from September 30, 1997 through September 30, 2001. Prepayment of the notes is subject to a premium, currently 6% of the principal amount prepaid. The notes accrue interest at an annual rate of 8%, which is payable quarterly. The Company's agreement with the holders of the notes includes certain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios.

As of September 30, 1996, the Company had cash and cash equivalents of $2,445,374. The Company believes that the net proceeds from the initial public stock offering, together with existing cash balances and funds available under existing lines of credit, will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

PART II--OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Securityholders

Certain votes by the Company's stockholders were adopted relating to or in contemplation of the Company's initial public offering. These matters were fully described in the Company's registration statement on Form S-1 (File No. 333-6589).

Item 6.    Exhibits and Reports on Form 8-K

  (a) Exhibits

      11.1 Statement re computation of per share earnings
      27.1 Financial Data Schedule for the three months ended
           September 30, 1996.
     *99.1 Pages 6 through 14 of the Company's Registration Statement on Form S-
           1 (File No. 333-6589) (which Registration Statement shall not be deemed to have been filed except for such pages).

--------------
*  Incorporated by reference.


(b)   Reports on Form 8-K

   The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1996

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LIGHTBRIDGE, INC.
     (Registrant)


Dated:  November 14, 1996      By: /s/ William G. Brown
                                   ---------------------------------------------
                                   William G. Brown
                                   Chief Financial Officer, Vice President of
                                   Finance and Administration and Treasurer
                                   (Principal Financial and Accounting Officer)