Form 10-K405
period 1996-12-31
LIGHTBRIDGE INC
filed 1997-03-25
CIK 1017172

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER: 000-21319

                                LIGHTBRIDGE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       04-3065140
  (State or other jurisdiction                          (I.R.S employer
of incorporation or jurisdiction)                    identification number)



                                281 Winter Street
                          Waltham, Massachusetts 02154
          (Address of principal executive offices, including Zip Code)

                                 (617) 890-2000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b)of the Act:
                                      None.

           Securities registered pursuant to section 12(g) of the Act:
                     Common stock, par value $0.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes      X   No
       -----      -----

                           [Cover page 1 of 2 pages]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 21, 1997 was $48,546,673, based on a total of 6,935,239 shares held by nonaffiliates and on the closing price reported on the Nasdaq National Market of $7.00.

The number of shares of Common Stock outstanding as of March 21, 1997 was 15,237,994.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Certain portions of such proxy statement are incorporated by reference in
Part III of this report on Form 10-K.

                            [Cover page 2 of 2 pages]

                                LIGHTBRIDGE, INC.

                                TABLE OF CONTENTS

PART I.                                                                         Page
-------                                                                         ----

ITEM 1.     Business                                                              4
ITEM 1A.    Risk Factors                                                         12
ITEM 2.     Properties                                                           20
ITEM 3.     Legal Proceedings                                                    20
ITEM 4.     Submission of Matters to a Vote of Security Holders                  20
ITEM 4A.    Executive Officers                                                   21

PART II.
--------

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters                                                              22
ITEM 6.     Selected Financial Data                                              23
ITEM 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                24
ITEM 8.     Financial Statements and Supplementary Data                          32
ITEM 9.     Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure                                                 32

PART III.
---------
ITEM 10.    Directors and Executive Officers of the Registrant                   32
ITEM 11.    Executive Compensation                                               33
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management       33
ITEM 13.    Certain Relationships and Related Transactions                       33

PART IV.
--------
ITEM 14.    Exhibits, Financial Statements Schedules and Reports on Form 8-K     33
            Signatures                                                           35


THE DISCUSSION IN THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THE RISK FACTORS SET FORTH IN ITEM 1A.


                                     PART I

ITEM 1.  BUSINESS

     Lightbridge, Inc. ("Lightbridge" or the "Company") develops, markets and supports a suite of integrated products and services that enable wireless telecommunications carriers to improve their customer acquisition and retention processes. The Company's comprehensive software-based solutions are delivered primarily on an outsourcing and service bureau basis, which allows wireless carriers to focus internal resources on their core business activities. Lightbridge's solutions combine the advantages of distributed access and workflow management, centrally managed client-specified business policies, and links to carrier and third-party systems. The open architecture underlying the Company's software applications supports the development of flexible, integrated solutions, regardless of the type of wireless service provided by a client and independent of the client's computing environment.

     The Company offers on-line, real-time transaction processing and call center support solutions to aid carriers in qualifying and activating applicants for wireless service, as well as software-based sales support services for traditional distribution channels, such as dealers, agents and direct mobile sales forces, and emerging distribution channels, such as mass market retail stores, home shopping and stand-alone kiosks. The Company develops and implements interfaces that fully integrate its acquisition system with carrier and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. The Company recently introduced software-based decision support tools and services that enable carriers to reduce subscriber churn and to make more informed business decisions about their subscribers, markets and distribution channels.

     Lightbridge (formerly Credit Technologies, Inc.) was incorporated in June 1989 under the laws of the state of Delaware. Effective November 1, 1994, the Company changed its name and reincorporated as Lightbridge, Inc. During 1995, the Board of Directors passed a resolution to change the fiscal year end to December 31. In September 1996, the Company organized a wholly owned subsidiary, Lightbridge Security Corporation, as a Massachusetts securities corporation for tax purposes, to buy, hold and sell securities.

     PROFILE and SAMSPEN are registered trademarks of the Company, and ALLEGRO, CAS_COMM, CHANNEL WIZARD, CHURN PROPHET, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, 800-FOR-CREDIT, FRAUD SENTINEL, INSIGHT, IRIS,
LIGHTBRIDGE, POPS, POSTALPRO, SAMS and WIRELESS INTELLIGENCE are trademarks of the Company. Other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.


Products and Services

     Lightbridge's suite of software-based products and services permits a wireless carrier to select applications and functions to create an integrated, customized solution addressing its particular needs. Lightbridge's products and services are provided by five solutions groups:

       Group                                                Functions
       -----                                                ---------

Customer Acquisition Services           On-line, real-time transaction
                                        processing services to aid wireless
                                        carriers in qualifying and activating
                                        applicants for wireless service,
                                        including proprietary databases and
                                        processing modules to evaluate
                                        existing subscribers and detect
                                        potential subscription fraud.

Teleservices                            Call center support services to assist
                                        wireless carriers in acquiring and
                                        activating applicants for wireless
                                        service, including qualification and
                                        activation, analyst reviews,
                                        telemarketing to existing and new
                                        subscribers, back-up and disaster
                                        recovery for acquisition and activation
                                        services, and customer care.

Channel Solutions                       Software products and services and
                                        consulting services to support a variety of distribution channels, including software applications for in-store use, laptop applications for mobile sales professionals and an interactive multimedia kiosk.

Wireless Intelligence                   Software-based decision support tools
                                        and related consulting services to allow wireless carriers to access data and analyze the marketplace in order to make more informed business decisions about their customers, markets and distribution channels.

Business Integration                    Consulting services, software and tools
                                        to link wireless carrier legacy systems
                                        and third-party systems to the Company's systems, as well as other consulting services to help wireless carriers improve business processes.


Customer Acquisition System

     The Company's Customer Acquisition System ("CAS") includes on-line, real-time transaction processing services for the qualification and activation of applicants for wireless service.

     CAS accepts applicant information on-line from a variety of carrier distribution points, such as retail stores. Upon receipt of information, the system begins a series of steps required to determine the applicant's qualification for the carrier's service through inquiry into Company proprietary databases, such as ProFile, and external sources, such as credit bureaus. The complete applicant file is evaluated by the system and a determination regarding the applicant's creditworthiness is made based on centrally managed client-specified business policies. If an issue is raised regarding qualification of an applicant, the system electronically routes the application to a Company or carrier credit analyst for review and action. The point-of-sale is then notified when a determination is made. If service is to be activated at that time, the system receives, verifies and translates the information necessary to establish the billing account and activate service, transmitting data to the carrier's billing and activation systems. Throughout the process, Lightbridge's client/server system manages the routing of the application and the flow of information, both within the system and, as necessary, to appropriate individuals for their involvement, all in a secure, controlled environment.

     Introduced in 1989 and enhanced over time, CAS typically enables carriers to qualify applicants and activate service in five to ten minutes while screening for subscriber fraud, thereby assisting the carriers to close sales at the time when the customer is ready to purchase. Although CAS typically requires no human intervention beyond the initial data entry, it permits a carrier to implement policies requiring analyst intervention in carrier-specified situations. When intervention is required, CAS facilitates the on-line handling of exceptions by, among other things, queuing exceptions to manage workflow. CAS includes the following modules, all of which are fully integrated:

     o Credit Decision System ("CDS") is an integrated qualification system for carriers to acquire qualified applicants rapidly. Using redundant, high-speed data lines to five major credit bureaus, CDS typically provides consumer and business credit decisions in under 20 seconds, based on automated analysis of credit information using a credit policy specified by the carrier. CDS can be integrated with a carrier's existing customer acquisition and billing systems and can be modified quickly to reflect changes in a carrier's credit policies.

     o Fraud Sentinel is a suite of fraud management tools, available separately or together. The Company believes that Fraud Sentinel is the only pre-screening tool for detection and prevention of subscription fraud available in the wireless industry today. The components of Fraud Sentinel are:

               ProFile, a proprietary intercarrier database of accounts receivable write-offs and service shut-offs, provides on-line pre-screening of applicants, on-going screening of existing subscribers, and notification if an application is processed for a subscriber whose account has been previously written off by a carrier.

               Fraud Detect, a multifaceted fraud detection tool provided under agreement with Trans Union Corporation, analyzes data such as an applicant's Social Security Number, date of birth, address, telephone number and driver's license information and identifies any discrepancies. Fraud Detect became commercially available through Lightbridge in the second quarter of 1996.

               Postalpro, a tool to validate addresses, enables a carrier to detect false addresses, incorrect ZIP codes and contradictions between addresses and ZIP codes before a potential subscriber's service is activated. Postalpro became commercially available during the first quarter of 1997.

          InSight is a proprietary database containing information about existing accounts and previous applicants. InSight also evaluates existing subscribers who apply for additional services on the basis of their payment histories. InSight can decrease costs for carriers by reducing the number of credit bureau inquiries and the number of applications requiring manual review.

          Workstation offerings present data electronically to the appropriate person for decision or action and then automatically route data to the next step in the process. Workstation offerings are:

               Credit workstation allows a carrier's credit analyst to enter information or to evaluate applications that were entered at a remote location.

               Activation workstation allows the user to review, correct or reprocess activation requests returned from the billing system due to an error.

               Fulfillment workstation provides the information necessary to fulfill orders for wireless handsets and accessories at a remote or third-party fulfillment operation.

     Pricing of CAS is on a per qualification or activation basis and varies substantially with the term of the contract under which services are provided, the volume of transactions, and the other products and services selected and integrated with the services.


   Teleservices

     The Company's Teleservices Group provides a range of call center support solutions for the subscriber acquisition and activation process. The Company first offered a Teleservices call center solution to the wireless marketplace in 1990 with its 800-FOR-CREDIT service. Since that time, the Company's Teleservices offerings have expanded to include not only credit decisions and activations, but also analyst reviews, telemarketing to existing and new subscribers, back-up and disaster recovery for acquisition and activation services, and customer care. Teleservices solutions can be provided using CAS or a carrier's own customer acquisition system. The Company's clients typically utilize Teleservices solutions as part of an overall sales and distribution strategy to expand or engage in special projects without incurring the overhead associated with building and maintaining a call center. Pricing of Teleservices solutions is on a per transaction or per minute basis and varies with the term of the contract under which services are provided, the volume of transactions processed and the other products and services selected and integrated with the services.

   Channel Solutions

     The Company's Channel Solutions consist of products and services that support a growing range of distribution channels. The components of Channel Solutions include:

     o POPS, a Windows-based application typically used in carrier-owned or dealer/agent store locations, features a graphical user interface that allows even inexperienced sales staff to conduct qualification and activation transactions quickly via a dial-up or network connection to CAS. POPS is being marketed both as a new solution and as a replacement to the Company's DOS-based application.

     o SAMS, a laptop application, provides a "virtual office" for carriers' mobile sales professionals. The SAMS suite contains a number of tools needed by sales staff, such as coverage maps and product catalogs, as well as the ability to handle qualification and activation transactions via landline, cellular or wireless data connection to CAS. Third-party modules can be integrated into SAMS to provide additional functionality.

     o Iris, an interactive multimedia kiosk, uses touch screen technology to provide potential subscribers with educational information ranging from the basic operation of a cellular telephone to the form of monthly bills, display the carrier's coverage area and provide information about available services and telephone models. Iris incorporates a credit card reader for payments and allows a customer to purchase a telephone and complete an application for service, which can then be processed automatically. Iris can dispense a telephone itself or can provide for delivery or in-store pick-up.

     POPS, SAMS and Iris are licensed to clients and require customization and integration with other products and systems to varying degrees. Pricing of POPS, SAMS and Iris varies with the configurations selected, the number of locations licensed and the degree of customization required.


   Wireless Intelligence

     The Company's Wireless Intelligence Group provides software-based decision support tools to help carriers analyze their marketplace to improve business operations. As carriers encounter increasing competition and a growing and changing market, the Company believes that the ability to gather, analyze and interpret business data and then take appropriate actions will be essential to their success. Wireless Intelligence is currently comprised of the following two modules:

     o Channel Wizard allows a carrier to analyze its distribution channel performance by market, subscriber type or other factors, to assist the carrier in making decisions designed to reduce customer acquisition costs and improve channel performance. Channel Wizard is designed to provide up-to-date information in a format that is easy for users without statistical training to operate. Channel Wizard became commercially available in the second quarter of 1996.

     o Churn Prophet is an analytical tool designed to help carriers reduce churn and increase customer retention. Churn Prophet uses predictive modeling technology to identify characteristics of subscribers who have canceled service in the past and to develop predictions as to which subscribers are likely to cancel service in the future. Customer retention efforts can then be targeted more cost effectively to the subscribers most likely to cancel service. Churn Prophet became commercially available in the fourth quarter of 1996.

     Channel Wizard and Churn Prophet are licensed to clients and require customization and integration with other products and systems to varying degrees. Pricing of Channel Wizard and Churn Prophet varies with the number of users and the degree of customization required.

     The Wireless Intelligence Group also provides a range of consulting services, including churn analysis and data warehouse design.

   Business Integration

     The Company's Business Integration Group provides consulting, software and tools to link carrier and third-party systems to the Company's systems to enable those carriers to process qualification and activation transactions through the Company's systems. To facilitate the development of these interfaces, Lightbridge developed CAS_COMM, a library of software functions for the remote host that enables third-party systems to connect to CAS. CAS_COMM is an application layer protocol that gives CAS the appearance of a local process to the third-party system. CAS_COMM runs on DEC VMS, Microsoft Windows NT and certain Unix platforms and supports both TCP/IP and DECnet.

     The Business Integration Group also provides a range of other consulting services to wireless carriers, employing the Company's expertise and experience in the wireless telecommunications industry. For example, the Business Integration Group helps carriers develop solutions for work flow optimization, management of bad debt, distribution channel analysis and sales automation. The Company generally charges for consulting services on a per diem basis, but occasionally undertakes smaller consulting projects on a fixed-fee basis.


Technology

     The Company's development efforts have created a proprietary multi-layered software architecture that facilitates the development of application products. This design conforms to the three standard tiers of (1) presentation (front-ends), (2) business logic and (3) database services, each independent of the others. The architecture supports the development of Lightbridge's core products and provides a discrete platform that enables the rapid creation of client-specific requirements. In addition, the architecture is open in terms of its ability to interface with third-party systems, as well as with the Company's Windows-based products. Lightbridge can therefore offer its clients the ability to use and enhance legacy systems and third-party systems (such as billing systems) while implementing the market-oriented products offered by the Company.

     At the most fundamental layer of its architecture, Lightbridge has written a common, independent library of code that provides a foundation for reusability and, equally importantly, independence from hardware platforms and operating systems. The common library currently supports Unix and OpenVMS. The Lightbridge products are portable and able to run on the most suitable hardware platform for the computing needs.

     A critical element of the Company's development has been the creation and enhancement of Allegro, a proprietary peer-to-peer, client/server, transaction management system. Allegro encapsulates a sequence of independent, application servers into a complete transaction, customized for the client's customer acquisition requirements. The solutions may include front-end data capture, customer qualification, fulfillment of physical distribution and connectivity to back office systems such as billing. To an individual user, however, Lightbridge products offer the front-end appearance of a "single virtual machine." Allegro features include data validation, exception handling, process queues, manual review queues and transaction monitors.

     Lightbridge servers each perform only a single function, without knowledge of the other steps in the transaction processes or their computing environment. Third-party software products are encapsulated so that they are integrated seamlessly into the Allegro system. As a result, the Allegro network is scalable and includes software redundancy.

     The wireless marketplace continues to grow rapidly and requires quick reaction to evolving market conditions. To meet this requirement, the Company has incorporated a set of software and tools with which its trained staff can provide the rapid customization of front-ends, business rules, system interfaces and reporting. The customization is independent of the core products, so that Lightbridge can provide client-specific enhancements while continuing to develop regular releases of major product enhancements.

Clients

     Revenues attributable to the Company's 10 largest clients accounted for approximately 90%, 90% and 81% of the Company's revenues in the years ended September 30, 1994 and 1995 and December 31, 1996, respectively. Four clients each accounted for greater than 10% of the Company's total revenues in the years ended September 30, 1994 and 1995, and two clients each, for the year ended December 31, 1996. AT&T Wireless Services, Inc. ("AT&T Wireless") accounted for 29% and GTE Mobile Communications Service Corporation ("GTE Mobile") accounted for 15% of the Company's revenues for the year ended December 31, 1996. During 1996, GTE Mobile changed the way it accesses the Company's Customer Acquisition System from using the call center support solutions provided by the Teleservices Group to using on-line access. As a result, the Company expects 1997 revenues from GTE Mobile to decrease significantly from 1996 revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and Notes to Financial Statements.

     The Company's agreements with its clients set forth the terms on which the Company will provide products and services for the client, but do not typically require the clients to purchase any particular type or quantity of the Company's products or services or to pay any minimum amount for products or services. The Company's agreement with GTE Mobile and certain of its subsidiaries provides that the contract may be terminated by GTE Mobile as of June 30 of any year upon 60 days' prior notice. In addition, if the Company fails to meet certain performance criteria, GTE Mobile may, among other things, terminate the agreement upon 30 days' prior written notice. The Company has an agreement with AT&T Wireless for the provision of credit decision services. The agreement will expire on December 31, 1999 unless it is terminated earlier, upon not less than 60 days' prior written notice. AT&T Wireless has the right to extend the term of the agreement an additional two years. Neither of the foregoing agreements requires that the client purchase any particular type or quantity of the Company's products or services, although the agreement with AT&T Wireless contains minimum payment amounts.


Sales and Marketing

     The Company's sales strategy is to establish, maintain and foster long-term relationships with its clients. The Company's sales and client services activities are led by "relationship teams," each of which includes a senior management team sponsor. The Company employs a team approach to selling in order to develop a consultative relationship with existing and prospective clients. Directors of solutions groups and product managers, as well as other executive, technical, operational and consulting personnel, are frequently involved in the business development and sales process. The teams conduct needs assessments and, working with the client, develop a customized solution to meet the client's particular needs. The sales cycle for the Company's products and services is typically 6 to 12 months although the period may be substantially longer in some cases.

     The Company expanded its sales and marketing group during 1996 by hiring additional staff experienced in the wireless telecommunications industry.

     The Company's marketing activities include public relations, advertising, participation in industry trade shows and panels, substantive articles in trade journals and targeted direct mail.


Engineering, Research and Development

     Lightbridge considers its on-going efforts in engineering, research and development to be a key component of its strategy. The Company believes that its future success will depend in part on its ability to continue to enhance its existing product and service offerings and to develop new products and services to allow carriers to respond to changing market requirements. The Company's research and development activities consist of both long-term efforts to develop and enhance products and services and short-term projects to make modifications to respond to immediate client needs.

     In addition to internal research and development efforts, the Company intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate.

     The Company spent approximately $2.3 million, $3.9 million and $4.4 million on engineering, research and development in the years ended September 30, 1994, 1995 and December 31, 1996, respectively.


Competition

     The market for services to wireless carriers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more services competitive with those offered by the Company. In addition, many wireless carriers are providing or can provide, internally, products and services competitive with those the Company offers. Trends in the wireless telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless carriers to provide certain services themselves, could affect demand for the Company's services and could make it more difficult for the Company to offer a cost-effective alternative to a wireless carrier's own capabilities. In addition, the Company anticipates continued growth in the wireless carrier services industry and, consequently, the entrance of new competitors in the future.

     The Company believes that the principal competitive factors in the wireless carrier services industry include the ability to identify and respond to subscriber needs, quality and breadth of service offerings, price and technical expertise. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with the Company's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to subscriber needs.

     Many of the Company's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in subscriber requirements or may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in price reductions or the loss of market share by the Company and could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

     To remain competitive in the wireless carrier services industry, the Company will need to continue to invest in engineering, research and development, and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom the Company has a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share. If this were to occur, the Company's business, financial condition, results of operations and cash flow could be materially and adversely affected.


Government Regulation

     The FCC, under the terms of the Communications Act of 1934, as amended, regulates interstate communications and use of the radio spectrum. Although the Company is not required to and does not hold any licenses or other authorizations issued by the FCC, the wireless carriers that constitute the Company's clients are regulated at both the federal and state levels. Federal and state regulation may decrease the growth of the wireless telecommunications industry, affect the development of the PCS or other wireless markets, limit the number of potential clients for the Company's services, impede the Company's ability to offer competitive services to the wireless telecommunications market, or otherwise have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. The Telecommunications Act of 1996, which in large measure deregulated the telecommunications industry, has caused, and is likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants and the introduction of bundled wireless and wireline services. Those changes could in turn subject the Company to increased pricing pressures, decrease the demand for the Company's products and services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

     As a result of offering its ProFile product, the Company is subject to the requirements of the Fair Credit Reporting Act as well as various state laws and regulations. Although the Company's business activities are not otherwise within the scope of federal or state regulations applicable to credit bureaus and financial institutions, the Company must take into account such regulations in order to provide products and services that help its clients comply with such regulations. The Company monitors regulatory changes and implements changes to its products and services as appropriate. Although the Company attempts to protect itself by written agreements with its clients, failure to reflect the provisions of such regulations in a timely or accurate manner could possibly subject the Company to liabilities that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.


Proprietary Rights

     The Company's success is dependent upon proprietary technology. The Company relies on a combination of copyrights, the law of trademarks, trade secrets and employee and third-party non-disclosure agreements to establish and protect its rights in its software products and proprietary technology. The Company protects the source code versions of its products as trade secrets and as unpublished copyrighted works, and has internal policies and systems designed to limit access to and require the confidential treatment of its trade secrets. The Company generally operates its Credit Decision System software on an outsourcing basis for its clients. In the case of its Channel Solutions and Wireless Intelligence products, the Company provides the software under license agreements which grant clients the right to use, but contain various provisions intended to protect the Company's ownership of and the confidentiality of the underlying copyrights and technology. The Company requires its employees and other parties with access to its confidential information to execute agreements prohibiting unauthorized use or disclosure of the Company's technology. In addition, all of the Company's employees are required as a condition of employment to enter into non-competition and confidentiality agreements with the Company.

     There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. It may be possible for unauthorized parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. The Company has no patents and existing copyright and trade secret laws offer only limited protection. The Company's non-competition agreements with its employees may be enforceable only to a limited extent, if at all. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has been and may be required from time to time to enter into source code escrow agreements with certain clients and distributors, providing for release of source code in the event the Company breaches its support and maintenance obligations, files for bankruptcy or ceases to continue doing business.

     The Company's competitive position may be affected by limitations on its ability to protect its proprietary information. However, the Company believes that patent, trademark, copyright, trade secret and other legal protections are less significant to the Company's success than other factors, such as the knowledge, ability and experience of the Company's personnel, new product and service development, frequent product enhancements, customer service and ongoing product support.

     The Company's agreement with Trans Union Corporation provides Lightbridge with an exclusive right to market the Fraud Detect product to named accounts. The Company's agreement with Pilot Software, Inc. provides a non-exclusive license to use certain software and documentation. Certain other technologies used in the Company's products and services are licensed from third parties. The Company generally pays license fees on these technologies and believes that if the license for any such third-party technology were terminated, it would be able to develop such technology internally or license equivalent technology from another vendor, although no assurance can be given that such development or licensing can be effected without significant delay or expense.

     Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert such claims against the Company in the future or that such future claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute or market its products and services in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that such a license could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of the Company's products and, therefore, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flow. The cost of responding to any such claim may be material, whether or not the assertion of such claim is valid.


Employees

     As of February 28, 1997, the Company had a total of 295 employees, of which 275 were full-time and 20 were part-time. The number of personnel employed by the Company varies seasonally. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

     The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, particularly for sales and marketing personnel, software developers and service consultants.


ITEM 1A.  RISK FACTORS


Dependence on limited number of clients

     A limited number of clients historically have accounted for a substantial portion of the Company's revenues in each fiscal year. Revenues attributable to the Company's 10 largest clients accounted for approximately 90%, 90% and 81% of the Company's total revenues in the years ended September 30, 1994 and 1995 and December 31, 1996, respectively. Four clients each in the years ended September 30, 1994 and 1995 and two for the year ended December 31, 1996 accounted for greater than 10% of the Company's total revenues. During 1996, GTE Mobile, which accounted for 15% of the Company's revenues for the year ended December 31, 1996, changed the way it accesses the Company's Customer Acquisition System, from using the call center support solutions provided by the Teleservices Group to using on-line access. As a result, the Company's revenues from this client decreased significantly during 1996 and are expected to further decrease significantly in 1997. The concentration of the Company's revenues can cause the Company's revenues and earnings to fluctuate significantly from quarter to quarter, based on the volume of qualification and activation transactions generated through its significant clients. Moreover, recent consolidation among established participants in the wireless telecommunications industry may result in further concentration of the

Company's revenues from a limited number of clients. The Company expects that revenues attributable to a relatively small number of clients will continue to represent a significant percentage of its total revenues for the foreseeable future. The Company's contracts with its clients generally extend for terms of one or more years and do not typically require the clients to purchase any particular type or quantity of the Company's products or services or to pay any minimum amount for products or services. Therefore, there can be no assurance that any of the Company's clients, including its significant clients, will continue to utilize the Company's services at levels similar to previous years or at all. The loss of, or a significant curtailment of purchases by, one or more of the Company's significant clients, including a loss or curtailment due to factors outside of the Company's control, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. In addition, delays in collection or uncollectability of accounts receivable from any of the Company's significant clients could have a material adverse effect on the Company's liquidity and working capital position. See "Item 1. Business--Clients" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


Fluctuations in quarterly performance may adversely affect market price of common stock

     The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new products and services offered by the Company or its competitors, changes in the mix of products and services provided by the Company, the nature and timing of changes in the Company's clients or their use of the Company's products and services, consolidation among participants and other changes in the wireless telecommunications industry, changes in the client markets served by the Company, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, changes in personnel and changes in general economic conditions. Historically, the Company's quarterly revenues have been highest in the fourth quarter of each calendar year and have been particularly concentrated in the holiday shopping season between Thanksgiving and Christmas. The Company's transaction revenues, which historically have represented the majority of the Company's total revenues, are affected by the volume of use of the Company's services, which is influenced by seasonal and retail trends, the success of the carriers utilizing the Company's services in attracting subscribers and the markets served by the Company for its clients. Software and other revenues, which include software license revenues and related consulting revenues, have recently represented an increasing proportion of the Company's total revenues. Software license revenues are principally recognized at the time of delivery of the licensed products and therefore may result in further fluctuations in the Company's quarterly operating results. Consulting revenues may be influenced by the requirements of one or more of the Company's significant clients, including engagement of the Company for implementing or assisting in implementing special projects of limited duration. During the nine months ended December 31, 1996, the Company's revenues from customized software integration services resulted primarily from projects undertaken for one client, which projects the Company currently expects will continue at least through December 1997. There can be no assurance that the Company will be able to achieve or maintain profitability in the future or that its levels of profitability will not vary significantly among quarterly periods. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock.

         Although the Company's existing clients typically provide forecasts of future activity levels, these forecasts have not always proved accurate. In addition, the sales cycles for the Company's services are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including clients' budget constraints and internal authorization reviews. As a result, the Company may not be able to make accurate estimates of future sales levels. A significant portion of the Company's expenses are fixed and difficult to reduce in the event revenues do not meet the Company's expectations, thus magnifying the adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products, services or technologies could cause clients to defer or cancel purchases of the Company's products and services; any such deferral or cancellation could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. Accordingly, revenue shortfalls can cause significant variations in operating results from quarter to quarter and could have a material adverse effect on the Company's results of operations. If demand for the Company's services significantly exceeds the Company's estimates at a time when its systems are used at or near capacity, however, the Company may be unable to meet contractually required service levels. The Company's failure to meet such service levels could permit clients to terminate their agreements with the Company or give rise to liability for damages or penalties, either of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. In addition, the Company has hired a significant number of employees since January 1995 and this significant increase in its workforce may negatively impact the Company's operating margins in the future, particularly if the Company's commercial introduction of new products and services is not as successful as planned.

     Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of market analysts and investors. In such an event, the price of the Company's Common Stock would likely be materially adversely affected.


History of losses; capital requirements

     The Company was founded in 1989 and has incurred net losses in each of its fiscal years other than the years ended September 30, 1994 and December 31, 1996. As of December 31, 1996, the Company had an accumulated deficit of approximately $1.9 million. No assurance can be given that the Company will be profitable on either a quarterly or annual basis in the future or that the Company will not need to raise additional funds through public or private financings. Expansion of the Company's business, including the acquisition of additional computer and network equipment and the expansion of its teleservices call center capacity, will require the Company to make significant capital expenditures. The Company believes that the net proceeds of its initial public offering received in October 1996, together with existing cash balances and funds available under existing lines of credit, will be sufficient to finance the Company's operations and capital expenditures through at least 1997. In the event that the Company's plans change or available cash resources otherwise prove to be insufficient (due to unanticipated expenses or otherwise), the Company may be required to seek additional financing or curtail its expansion activities. The Company may determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. To the extent that the Company obtains equity financing or finances an acquisition with equity securities, any such issuance of equity securities could result in dilution to the interests of the Company's stockholders. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


Rapid industry change requires ongoing product development efforts

     The wireless telecommunications industry has been changing rapidly as a result of increasing competition, technological advances and evolving industry practices and standards, and the Company expects these changes to continue. Carriers in the wireless market have also been changing quickly, as the result of consolidation among established carriers and the rapid entrance of new carriers into the market. The Company's future success will depend on the continued use of its existing products and services, market acceptance of its new products and services and the Company's ability to develop and market new offerings or adapt existing offerings to keep pace with changes in the wireless telecommunications industry. A rapid shift away from the use of cellular in favor of other telecommunications services could affect demand for the Company's product and service offerings, since different business practices might evolve with respect to the offering and sale of new telecommunications services and could require the Company to develop modified or alternate offerings addressing the particular needs of providers of the new telecommunications services. In addition, as the cost of wireless communication services declines and the number of subscribers increases, carriers may elect to forego credit verification of new customers, and it is unclear what means of customer screening, if any, carriers will employ if they do not use credit verification.

     Due to rapid changes in the wireless telecommunications industry, the Company intends to continue to devote substantial financial, managerial and personnel resources to product development efforts for the foreseeable future. The development of the Company's product and service offerings is based on a complex process requiring high levels of innovation and the accurate anticipation of technological and market trends. There can be no assurance that the Company will be successful in developing or marketing its existing or future product and service offerings in a timely manner, or at all. If the Company is unable, due to resource, technical or other constraints to anticipate or respond adequately to changing market, client or technological requirements, the Company's business, financial condition, results of operations and cash flow will be materially adversely affected. There can be no assurance that products or services developed by others will not render the Company's products or services non-competitive or obsolete. See "Item
1. Business--"Competition."


Risks associated with managing a changing business

     The Company has expanded its operations rapidly, and this expansion has created significant demands on the Company's executive, operational, development and financial personnel and other resources. Additional expansion by the Company, including geographic expansion, may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. The Company's future operating results will depend on the ability of its officers and key employees to manage changing business conditions and to continue to improve its operational and financial control and reporting systems. If the Company's management is unable to manage growth effectively, its business, financial condition, results of operations and cash flow could be materially and adversely affected. See "Item
1. Business--Employees", "Item 4A. Executive Officers" and "Item 10. Directors and Executive Officers of the Registrant."

     The success of the Company's business depends in part upon the Company's ability to attract, train and retain a sufficient number of qualified personnel to meet its needs. The Company's teleservices call center is labor intensive; consequently, an increase in the turnover rate among the Company's teleservices employees would increase the Company's recruiting and training costs, and if the Company were unable to recruit and retain a sufficient number of these employees, it could be forced to limit its growth or possibly curtail its operations. There can be no assurance that the Company will be successful in attracting, training and retaining the required number of employees to support the Company's business in the future. See "Item 1. Business--Products and Services."


Dependence on key personnel

     The Company's success to date has depended to a significant extent on Pamela D.A. Reeve, its President and Chief Executive Officer, and a number of other key personnel. With the exception of Ms. Reeve, none of the Company's personnel is a party to an employment agreement with the Company. The loss of the services of Ms. Reeve or any of the Company's other key personnel could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. The Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, engineering, research and development, sales and operational personnel. In particular, the Company will need to hire additional software developers in order to support and increase its software licensing activities. Competition for all of these personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining key personnel. The failure of the Company to hire and retain qualified personnel could have a material adverse effect upon the Company's business, financial condition, results of operations and cash flow. The Company does not maintain key person life insurance policies on any of its employees other than Ms. Reeve. See "Item 1. Business--Employees," "Item 4A. Executive Officers" and "Item 10. Directors and Executive Officers of the Registrant."


Dependence on cellular market and emerging wireless markets

     The Company historically has provided its products and services predominantly to cellular carriers. Although the cellular market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that cellular carriers will continue to use the Company's products and services. Further growth in the Company's revenues from use of the Company's Customer Acquisition System by cellular carriers is more likely to result from expansion into additional geographic markets for its existing clients and from general growth of the cellular market, if any, than from the addition of new cellular carrier clients. Declines in demand for the Company's products and services, whether as a result of competition, technological change, industry change, general economic conditions or other factors, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

     The Company's future operating results will depend in part on the emergence of the PCS market and other wireless telecommunications markets and the use of the Company's products and services by PCS and other wireless carriers. The PCS market is in its initial stages of development. If the growth of the PCS market or other new wireless markets does not meet expectations or is significantly delayed for any reason, or if carriers in these markets do not use the Company's products and services, the Company's business, financial condition, results of operations and cash flow could be materially and adversely affected. See "Item
1. Business--"Products and Services."


Highly competitive industry

     The market for products and services provided to wireless carriers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with those offered by the Company. In addition, many wireless carriers are providing or can provide, internally, products and services competitive with those the Company offers. Trends in the wireless telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless carriers to provide certain services themselves, could affect demand for the Company's services and could make it more difficult for the Company to offer a cost-effective alternative to a wireless carrier's own capabilities. In addition, the Company anticipates continued growth in the wireless carrier services industry and, consequently, the entrance of new competitors in the future.

     The Company believes that the principal competitive factors in the wireless carrier services industry include the ability to identify and respond to subscriber needs, quality and breadth of service offerings, price and technical expertise. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with the Company's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to customer needs.

     Many of the Company's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in price reductions or the loss of market share by the Company and could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

     To remain competitive in the wireless carrier services industry, the Company will need to continue to invest in engineering, research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom the Company has a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share. If this were to occur, the Company's business, financial condition, results of operations and cash flow could be materially and adversely affected. See "Item 1. Business--Competition."


Risk of system failure

     The Company's operations are dependent upon its ability to maintain its computer and telecommunications equipment and systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. All of the Company's computer and telecommunications equipment is located at its two sites in Waltham, Massachusetts, and, as a result, may be vulnerable to a natural disaster. The Company has taken precautions to protect itself and its clients from events that could interrupt delivery of the Company's services. These precautions include physical security systems, back-up and off-site data storage, back-up telephone lines, service arrangements with multiple long-distance telephone carriers and on-site power generators. Notwithstanding such precautions, there can be no assurance that a fire, natural disaster, power loss, telecommunications failure or similar event would not result in an interruption of the Company's services. From time to time, the Company has experienced delays in the delivery of services to some clients as a result of failures of certain of the Company's systems. The Company intends to relocate its corporate headquarters to larger facilities in Burlington, Massachusetts, and this relocation may result in delays and interruptions as the Company seeks to build its marketing infrastructure and relationships and to develop new products and significant new versions of its existing products. In addition, the growth of the Company's client base, a significant increase in transaction volume or an expansion of the Company's facilities may strain the capacity of its computers and telecommunications systems and lead to degradations in performance or system failure. Many of the Company's agreements with carriers contain level of service commitments which the Company might be unable to fulfill in the event of a natural disaster or major system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. Further, any future addition or expansion of the Company's facilities to increase capacity could increase the Company's exposure to damage from fire, natural disaster, power loss, telecommunications failure or similar events. There can be no assurance that the Company's property and business interruption insurance will be adequate to compensate the Company for any losses that may occur in the event of a system failure or that such insurance will continue to be available to the Company at all or, if available, that it will be available on commercially reasonable terms. See
"Item 1. Business--Products and Services."

     In addition to its own systems, the Company relies on certain equipment, systems and services from third parties that are also subject to risks, including risks of system failure or inadequacy. For example, in providing its credit verification service, the Company is dependent on access to various credit information data bases. Similarly, delivery of the Company's activation services is often dependent on the availability and performance of third-party billing systems. If, for any reason, the Company were unable to access any such data bases or third-party billing systems, the Company's ability to process credit verification transactions could be impaired. In addition, the Company's business is materially dependent on service provided by various local and long distance telephone companies. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of the Company's services, or any significant interruption in telephone services, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.


Risk of software defects; dependence on third-party software

     The software developed and utilized by the Company in providing its products and services may contain errors. Although the Company engages in extensive testing of its software before it is used to provide services to clients, there can be no assurance that errors will not be found in software after commencement of the use of such software. Any such error may result in the Company's partial or total inability to provide services to its clients, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, or loss of revenue because of the inability of clients to use the Company's products or services or the termination by clients of their arrangements with the Company. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

     Certain software used in the Company's software products and to support the Company's qualification and activation services is licensed by the Company from third parties. The Company licenses software from Pilot Software, Inc. under a license agreement that will expire in December 2000 and licenses software from Trans Union Corporation under a three-year agreement. There can be no assurance that these suppliers will continue to license this software to the Company or, if any supplier terminates its agreement with the Company, that the Company will be able to develop or otherwise procure software from another supplier on a timely basis or on commercially reasonable terms. Even if the Company succeeds in developing or procuring such software in such circumstances, there can be no assurance that the Company will be able to do so in a timely fashion. See "Item
1. Business--Proprietary Rights."

Risks associated with potential acquisitions

     The Company may in the future pursue acquisitions of companies, technologies or assets that complement the Company's business. Future acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. Future acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns, entering markets in which the Company has little or no direct prior experience and the potential loss of key employees of the acquired company.

Government regulation and legal uncertainties

     The wireless carriers that constitute the Company's clients are regulated at both the federal and state levels. Federal and state regulation may decrease the growth of the wireless telecommunications industry, affect the development of the PCS or other wireless markets, limit the number of potential clients for the Company's services, impede the Company's ability to offer competitive services to the wireless telecommunications market, or otherwise have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. The Telecommunications Act of 1996, which in large measure deregulated the telecommunications industry, has caused, and is likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants and the introduction of bundled wireless and wireline services. Those changes could in turn subject the Company to increased pricing pressures, decrease the demand for the Company's products and services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

     As the result of offering its ProFile product, the Company is subject to the requirements of the Fair Credit Reporting Act and certain state laws. Although the Company's business activities are not otherwise within the scope of federal or state regulations applicable to credit bureaus and financial institutions, the Company must take into account such regulations in order to provide products and services that help its clients comply with such regulations. The Company monitors regulatory changes and implements changes to its products and services as appropriate. Although the Company attempts to protect itself by written agreements with its clients, failure to reflect the provisions of such regulations in a timely or accurate manner could possibly subject the Company to liabilities that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. See "Item 1. Business--Government Regulation."


Limited protection of proprietary technology; risk of third party claims

     The Company's success is dependent upon proprietary technology. The Company currently has no patents and protects its property rights in its technology primarily through copyrights, the law of trademarks, trade secrets and employee and third-party non-disclosure agreements. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that these protections will be adequate.

     Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert such claims against the Company in the future or that such future claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute or market its products and services in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that such a license could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of the Company's products and, therefore, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. The cost of responding to any such claim may be material, whether or not the assertion of such claim is valid. See "Item 1. Business--Proprietary Rights."


Risks associated with international expansion.

     As part of its business strategy, the Company may seek opportunities to expand its offerings into international markets. The Company does not currently derive any revenues from international markets. The Company believes that such expansion is important to the Company's ability to continue to grow and to market its products and services. In particular, some domestic wireless carriers expanding into international markets may seek single, global solutions from the Company and its competitors, and as a result, the inability of the Company to offer its products and services internationally may have an adverse effect on the Company's ability to market its products and services to those carriers for use in the United States. In marketing its products and services internationally, however, the Company will face new competitors, some of whom may have established strong relationships with carriers. There can be no assurance that the Company will be successful in marketing or distributing its services abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has no experience in marketing and distributing its services internationally. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, financial condition, results of operations and cash flow.


Possible volatility of stock price

     Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as quarterly variations in the Company's results of operations and market conditions in the industry, may cause the market price of the Common Stock to fluctuate significantly. In addition, the stock market in general has experienced substantial price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Common Stock.


Control by existing stockholders may discourage change of control

     As of March 21, 1997, the Company's executive officers, directors and 5% stockholders owned beneficially an aggregate of 8,841,655 shares or approximately 58% of the outstanding shares of Common Stock. As a result, these stockholders, if acting together, would be able to control matters requiring the approval of stockholders of the Company, including the election of directors. This concentration of ownership by existing stockholders may also have the effect of delaying or preventing a change in control of the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."


Anti-takeover effect of charter provisions, by-laws and Delaware law

     The Company's Amended and Restated Certificate of Incorporation (the "Restated Charter") and Amended and Restated By-Laws (the "Restated By-Laws") contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company's Common Stock. The Restated Charter requires that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing. The Restated By-Laws require specified advance notice by a stockholder of a proposal or director nomination which such stockholder desires to present at any annual or special meeting of stockholders. Special meetings of stockholders may be called only by the President or a majority of the Board of Directors. The Restated By-Laws provide for a classified Board of Directors, and members of the Board of Directors may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares of capital stock of the Company issued and outstanding and entitled to vote. The affirmative vote of the holders of at least 75% of the shares of capital stock of the Company issued and outstanding and entitled to vote is required to amend or repeal these provisions. In addition, the Board of Directors is authorized to issue shares of Common Stock and Preferred Stock which, if issued, could dilute and adversely affect various rights of the holders of Common Stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of the Company.

     The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they deem to be in their best interests. The foregoing and other provisions of the Restated Charter and the Restated By-Laws and the application of Section 203 of the Delaware General Corporation Law could have the effect of deterring certain takeovers or delaying or preventing certain changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.


ITEM 2. PROPERTIES

     The Company's headquarters are currently located in a 39,000 square foot leased facility, and the teleservices group is located in a 27,000 square foot leased facility, both in Waltham, Massachusetts. The leases of these facilities expire between 1999 and 2001. The Company has determined its existing facilities while adequate for its current needs, do not support substantial future expansion and that suitable additional or substitute space is needed.

      In March 1997 the Company entered into a seven year lease for approximately 46,000 square feet in Burlington, Massachusetts. It is the Company's intent to relocate its headquarters to the Burlington facility and sublease a portion of the 39,000 square foot facility in Waltham.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently party to any legal proceedings of a material nature.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

ITEM 4A. EXECUTIVE OFFICERS

     The executive officers and directors of the Company and their ages as of March 21, 1997 are as follows:

                        Name              AGE              POSITION
         --------------------------------------    -------------------------------------------------
         Pamela D.A. Reeve                47       President, Chief Executive Officer and Director
         William G. Brown                 36       Chief Financial Officer, Vice President of
                                                   Finance and Administration and Treasurer
         Michael A. Perfit                41       Senior Vice President of Technology
         Richard H. Antell                49       Vice President of Software Development
         Douglas E. Blackwell             40       Vice President of Service Delivery
         Andrew I. Fillat(1)              48       Director
         Torrence C. Harder(1)            53       Director
         Douglas A. Kingsley(2)           34       Director
         D. Quinn Mills(2)                55       Director

(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee


     Pamela D.A. Reeve has served as the President of the Company since November 1989, as Chief Executive Officer of the Company since September 1993 and as a director of the Company since November 1989. From November 1989 to September 1993, Ms. Reeve also served as Chief Operating Officer of the Company. Prior to joining the Company, Ms. Reeve was employed by The Boston Consulting Group. Ms. Reeve is President of the Massachusetts Software Council and also serves as a director of PageMart Wireless, Inc., a provider of wireless messaging services.

     William G. Brown has served as Chief Financial Officer, Vice President of Finance and Administration and Treasurer of the Company since June 1989. Prior to joining the Company, Mr. Brown was Manager of Financial Reporting and Analysis for Bolt, Beranek and Newman, Inc. and was employed at Deloitte, Haskins and Sells.

     Michael A. Perfit, a founder of the Company, has served as Senior Vice President of Technology of the Company since June 1991. From June 1989 to May 1991, Mr. Perfit served as Vice President of Engineering of the Company. Prior to joining the Company, Mr. Perfit was Vice President of Appex, Inc. and held engineering and technical support positions at Interactive Management Systems.

     Richard H. Antell has served as Vice President of Software Development of the Company since February 1996. From June 1991 to January 1996, Mr. Antell was Vice President of Engineering of the Company. Prior to joining the Company, Mr. Antell served as Vice President of Application Development of Applied Expert Systems, Inc. and Project Leader of Index Systems, Inc.

     Douglas E. Blackwell has served as Vice President of Service Delivery of the Company since November 1995. From October 1994 to October 1995, Mr. Blackwell served as Vice President of Operations of the Company. From February 1991 to September 1994, Mr. Blackwell was employed as Vice President of Operations of Thomson Financial Services, Inc., an on-line financial transaction and information services firm. Prior to February 1991, Mr. Blackwell was employed at Nolan, Norton and Co., an affiliate of KPMG/Peat Marwick.

     Andrew I. Fillat has served as a director of the Company since April 1996. Since July 1995, Mr. Fillat has served as Senior Vice President of Advent International Corporation, a venture capital investment firm. From April 1989 to June 1995, Mr. Fillat served as Vice President of Advent International Corporation.

     Torrence C. Harder, a founder of the Company, has served as a director of the Company since June 1989. Mr. Harder has been the President and a director of Harder Management Company, a registered investment advisory firm, since its establishment in 1971. He has also been the President and a director of Entrepreneurial Ventures, Inc. and Entrepreneurial Inc., venture capital investment firms, since their foundings in 1987 and 1990, respectively.

     Douglas A. Kingsley has served as a director of the Company since April 1996. Since January 1996, Mr. Kingsley has been Vice President of Advent International Corporation, a venture capital investment firm. From September 1990 to December 1995, Mr. Kingsley was an investment manager at Advent International Corporation. Mr. Kingsley is a director of LeCroy Corporation, a manufacturer of electronic instrumentation.

     D. Quinn Mills has served as a director of the Company since June 1990. Since 1976, Dr. Mills has served as the Albert J. Weatherhead, Jr. Professor of Economics at the Harvard Business School.

     The Board of Directors is divided into three classes. One class of directors is elected each year at the annual meeting of stockholders for a term of office expiring after three years. Mr. Kingsley serves in the class whose term expires in 1997; Mr. Fillat and Dr. Mills serve in the class whose term expires in 1998; and Mr. Harder and Ms. Reeve serve in the class whose term expires in 1999. Each director will serve until the expiration of his or her term and thereafter until his or her successor is duly elected and qualified.

     The Board of Directors has appointed a Compensation Committee, which provides recommendations concerning salaries and incentive compensation for employees of and consultants to the Company, and an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors.

     Directors of the Company serve without compensation. Under the Company's 1996 Incentive and Non-Qualified Stock Option Plan, non-employee directors of the Company are eligible to receive automatic formula grants of nonqualified options.

     Executive officers of the Company are elected annually by the Board of Directors and serve at its discretion or until their successors are duly elected and qualified.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Shares of the Company's Common Stock, par value $.01 per share have been quoted on the Nasdaq National Market System under the symbol "LTBG" since the Company's initial public offering in September 1996. The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of the Common Stock on the Nasdaq National Market System, as reported in published financial sources.

1996                                                          High             Low
                                                              ----             ---
Third Quarter (commencing September 27, 1996).............    $12.00           $11.25
Fourth Quarter............................................    $13.00           $ 7.25


     As of March 21, 1997, there were 111 holders of record of Common Stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

     The Company has never declared or paid any cash dividends on its common stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and therefore does not expect to pay any cash dividends in the foreseeable future. The terms of the Company's existing borrowing arrangements and bank lines of credit prohibit the Company from declaring or paying cash dividends on the Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the four years ended September 30, 1995, the three months ended December 31, 1995 and the year ended December 31, 1996 have been derived from the Company's audited historical financial statements, certain of which are included elsewhere in this Form 10-K. Selected financial data for the twelve months ended December 31, 1995 is unaudited. In the opinion of management, the unaudited financial information presented reflects all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial information for such period.
See "Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations" and "Item 8. Financial Statements and Supplementary
Data."




                                                                                  Three      Twelve
                                                                                  Months     Months       Year
                                          Years ended September 30,               Ended      Ended        Ended
                                   ------------------------------------------     Dec. 31,   Dec. 31,     Dec. 31,
                                     1992       1993        1994      1995        1995       1995(1)      1996
                                   --------   ---------   --------   --------   ---------   ---------    --------
                                                (in thousands, except per share amounts) (unaudited)
Statement of Operations Data:
Revenues.......................    $  2,988     $ 6,986    $13,398    $19,350     $ 6,512      $20,347     $29,545
Cost of revenues...............       1,703       3,554      7,415     12,607       3,484       13,075      15,434
                                   --------     -------    -------    -------     -------      -------     -------
Gross profit...................       1,285       3,432      5,983      6,743       3,028        7,272      14,111
                                   --------     -------    -------    -------     -------      -------     -------
Operating expenses:
    Development................         790       1,164      2,317      3,864       1,145        4,159       4,380
    Sales and marketing........         241         829        815      1,902         795        2,264       4,225
    General and administrative.         877       1,309      1,644      2,584         701        2,655       2,769
                                   --------     -------    -------    -------     -------      -------     -------
Total operating expenses.......       1,908       3,302      4,776      8,350       2,641        9,078      11,374
                                   --------     -------    -------    -------     -------      -------     -------
Income (loss) from operations..        (623)        130      1,207     (1,607)        387       (1,806)      2,737
Other income (expense)(2):.....        (130)       (255)      (234)      (826)       (313)        (965)       (305)
Income (loss) before income taxes      (753)       (125)       973     (2,433)         74       (2,771)      2,432
Provision for income taxes.....          --          --        (23)        --          (2)          (2)       (160)
                                   --------     -------    -------    -------     -------      --------    -------
Net income (loss)..............    $   (753)    $  (125)   $   950    $(2,433)    $    72      $(2,773)      2,272
                                                                      =======     =======      ========    =======
Accretion of preferred stock
  dividends....................        (119)       (151)      (182)
                                   --------     -------    -------
Net income available for common
  stock........................    $   (872)    $  (276)   $   768
                                   ========     =======    =======
Income per common share........    $ (0.16)     $ (0.05)   $  0.10
                                   ========     =======    =======
Weighted average number of common
  and common equivalent shares
  outstanding..................       5,292       5,673      7,796
                                   ========     =======    =======
Pro forma net income (loss) per
  common share...................                                     $ (0.19)    $  0.01                  $  0.16
                                                                      =======     =======                  =======
Pro forma weighted average number
  of common and common equivalent
  shares outstanding(3)..........                                      12,662      13,162                   14,434
                                                                      =======     =======                  =======






                                                                    September 30,                     December 31,
                                               --------------------------------------------      --------------------
                                                 1992        1993        1994        1995          1995        1996
                                               --------    --------     -------    --------      --------     -------
                                                                            (in thousands)

Balance Sheet Data:
Cash and cash equivalents .................    $   182     $   192      $ 1,832     $   539       $    58    $ 27,901
Working capital (deficiency) ..............     (1,030)       (292)       1,715      (3,280)       (1,967)     30,457
Total assets ..............................      2,390       3,396        9,181      10,214        11,055      41,766
Long-term obligations, less current portion        624         554        4,197       3,796         4,515       2,221
Redeemable convertible preferred stock ....      2,198       2,933        2,948       3,131         3,177        --
Stockholders' equity (deficiency) .........     (2,292)     (2,132)      (1,093)     (3,564)       (3,522)     33,599

(1) The Company changed its fiscal year end from September 30 to December 31, effective with the fiscal year ending December 31, 1996.
(2)  Consists principally of interest expense.
(3) Gives effect to the conversion of all previously outstanding shares of Convertible Preferred Stock into 5,247,324 shares of Common Stock, as effected on October 2, 1996 in connection with the Company's initial public offering. The Company has never declared or paid any cash dividends on its Common Stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Item
6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in "Item 4A. Risk Factors" as well as those discussed elsewhere herein.


Overview

     Lightbridge develops, markets and supports a suite of integrated products and services that enable wireless telecommunications carriers to improve their customer acquisition and retention processes. The Company changed its fiscal year end from September 30 to December 31, effective with the fiscal year ending December 31, 1996. The financial statements for the period ended December 31, 1995 reflect the Company's results of operations for the three months then ended. References to fiscal years are to years ended September 30, except that references to fiscal 1996 are to the year ended December 31, 1996.

     Lightbridge's total revenues increased by 323% from $7.0 million in fiscal 1993 to $29.6 million in fiscal 1996. This revenue increase has been driven primarily by increases in volume of wireless customer qualification and activation transactions processed for wireless carrier clients and in the utilization of the Company's products and services by carriers. The Company's revenues consist of transaction revenues and software and other revenues. Historically, transaction revenues have accounted for substantially all of the Company's revenues, although software and other revenues have increased during recent periods primarily as a result of increased consulting services associated with linking wireless carrier legacy and third-party systems to the Company's systems and the initial licensing of certain software products. Software and other revenues, which represented no more than 6.0% of total revenues in each of fiscal 1993, 1994 and 1995, increased to 7.0% and 25.0% of total revenues in the three months ended December 31, 1995 and fiscal 1996, respectively. There can be no assurance that the Company's software products will achieve market acceptance or that the mix of the Company's revenues will remain constant.

     Lightbridge's transaction revenues are derived primarily from the processing of applications of subscribers for wireless telecommunications services and the activation of service for those subscribers. Over time, the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems, and providing teleservices call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. Generally, the Company's clients are charged on a per transaction or, to a lesser extent, on a per minute basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services, and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers utilizing the Company's services in attracting subscribers and the markets served by the Company for its clients. Revenues are recognized in the period when the services are performed.

     The Company's software and other revenues have been derived primarily from developing customized software and providing Business Integration consulting services. The Company also began licensing its Channel Solutions software with the introduction of its POPS and Iris products in fiscal 1995 and its SAMS software in 1996. Lightbridge's Channel Solutions products and services are designed to assist clients in interfacing with the Company's systems and are being marketed primarily to wireless telecommunications carriers that utilize the Company's transaction processing services. The Company's Wireless Intelligence products are being designed to help carriers analyze their marketplace to improve their business operations. While its Channel Solutions products are, and its Wireless Intelligence products are currently expected to be, licensed as packaged software products, each of these products requires customization and integration with other products and systems to varying degrees. Revenues derived from consulting and other projects are recognized throughout the performance period of the contracts. Revenues from licensing software are recognized at the later of delivery of the licensed product or satisfaction of acceptance criteria. Lightbridge's software and other revenues depend primarily on the continuing need for integration of diverse systems and acceptance of the Company's software products by the Company's existing and new clients.

     During fiscal 1994 and 1995 and the three months ended December 31, 1995, each of the Company's four largest clients, and for fiscal 1996, each of the Company's two largest clients, accounted for more than 10% of the Company's total revenues, representing an aggregate of 64%, 63%, 61% and 44% of total revenues in those periods, respectively. During fiscal 1996, GTE Mobile, which accounted for 31% and 15% of the Company's revenues in the fiscal year ended September 30, 1995 and the year ended December 31, 1996, respectively, changed the way it accessed the Company's Customer Acquisition System. GTE Mobile, which historically used the call center support solutions provided by the Company's Teleservices Group, has changed to on-line access to the Customer Acquisition System. As a result, the Company expects the revenues from this client to decrease significantly in fiscal 1997. The Company currently believes that the loss of revenues from this client will be mitigated by increased revenues from existing clients and revenues from new clients. Further, the cost of processing transactions through the Teleservices Group typically involves personnel costs associated with staffing the Company's call center, which are not required for on-line transaction processing. Thus, the Company currently expects that its variable cost of revenues associated with processing transactions will decrease as a result of the change in services used by the client. As a result, the Company currently believes that the change in services used by this client will not have a material adverse effect on its business, financial condition, results of operations or cash flow. See "Item 1A. Risk Factors--Dependence on Limited Number of Clients." The Company's revenues have been derived primarily from sales of products and services in the United States.

     Beginning in fiscal 1995, Lightbridge increased its sales and marketing efforts to renew contracts with existing cellular carrier clients and to add new wireless telecommunications carrier clients, including PCS service providers. In addition, beginning in fiscal 1995, the Company increased its development efforts to continue to enhance its existing software and to develop and acquire new software products and services, including its Channel Solutions and Wireless Intelligence software products and services. The Company currently intends to continue to increase its development, sales and marketing efforts in pursuit of these goals.

     Prior to fiscal 1995, the Company's development activities were focused on creating software for its outsourcing and service bureau operations. All development costs related to these activities were expensed when incurred. In fiscal 1995, Lightbridge began developing certain software products to be licensed as separate products. In connection with these development efforts, the Company acquired rights to certain pen-based technology for $400,000, which has been incorporated in the Company's SAMS product, and certain multimedia software technology, which has been incorporated in the Company's Iris product. The multimedia technology was purchased for $45,000 in cash plus an obligation to pay certain royalties. In fiscal 1995, the Company capitalized approximately $980,000 of software costs representing the aggregate of internally developed products and for the purchase of the aforementioned technology. Commencing with the availability of the SAMS and Iris products for general release in fiscal 1995, capitalized software development costs are being amortized using the straight-line method over a two-year period.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                        Years Ended September     Three Months        Twelve
                                                30,                 Ended          Months Ended       Year Ended
                                       -----------------------   December 31,      December 31,       December 31,
                                         1994         1995           1995              1995              1996
                                       ----------   ----------  ---------------   ---------------   ----------------
                                                                                    (Unaudited)
Revenues:
     Transaction......................     96.3%        95.1%            93.0%          94.0%              75.0%
     Software and other...............      3.7          4.9              7.0            6.0               25.0
                                          -----        -----            -----          -----              -----
                                          100.0        100.0            100.0          100.0              100.0
Cost of revenues......................     55.3         65.2             53.5           64.3               52.2
                                          -----        -----            -----          -----              -----
Gross profit                               44.7         34.8             46.5           35.7               47.8
                                          -----        -----            -----          -----              -----
Operating expenses:
     Development......................     17.3         20.0             17.6           20.4               14.8
     Sales and marketing..............      6.1          9.8             12.2           11.1               14.3
     General and administrative.......     12.3         13.3             10.8           13.1                9.4
                                          -----        -----            -----          -----              -----
          Total operating expenses....     35.7         43.1             40.6           44.6               38.5
                                          -----        -----            -----          -----              -----
Income (loss) from operations.........      9.0         (8.3)             5.9           (8.9)               9.3
Other income (expense), net...........     (1.7)        (4.3)            (4.8)          (4.7)              (1.1)
                                          -----        -----            -----          -----              -----
Income (loss) before income taxes.....      7.3        (12.6)             1.1          (13.6)               8.2
Provision for income taxes............     (0.2)          --               --             --               (0.5)
                                          -----        -----            -----          -----              -----
Net income (loss).....................      7.1%       (12.6)%            1.1%         (13.6)%              7.7%
                                          =====        =====            =====          =====              =====



SUPPLEMENTAL DISCUSSION OF YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE TWELVE MONTHS ENDED DECEMBER 31, 1995


Revenues

     Total revenues increased by 45.2% to $29.5 million in the year ended December 31, 1996 from $20.3 million in the twelve months ended December 31, 1995. Transaction revenues increased by 17.1% to $22.2 million in the year ended December 31, 1996 from $18.9 million in the twelve months ended December 31, 1995, primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and, to a lesser extent, new carrier clients. Software and other revenues increased to $7.4 million in the year ended December 31, 1996 from $1.4 million in the twelve months ended December 31, 1995. This increase was attributable to increased consulting and customized software integration services provided to both existing and new clients and revenues from the Company's Channel Solutions products and services. The increase in revenues from consulting services and customized software integration services in 1996 resulted primarily from projects undertaken for one client, which projects the Company currently expects will continue at least through the end of 1997.


Cost of revenues

     Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing subscriber qualification and activation transactions (including depreciation and amortization of those systems and networks) and amortization of capitalized software. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the

Company's Teleservices Group and changes in the mix of total revenues between transaction revenues and software and other revenues. Cost of revenues increased by 18.0% to $15.4 million in the year ended December 31, 1996 from $13.1 million in the twelve months ended December 31, 1995, while decreasing as a percentage of total revenues to 52.2% from 64.3%. The dollar increase in costs resulted principally from increases in transaction volume, costs attributable to expansion of the Company's staff and systems capacity and amortization of capitalized software. The decrease in cost of revenues as a percentage of total revenues primarily reflected a higher percentage of transaction revenues from on-line processing than teleservices operations, a higher percentage of revenues from customized software integration services and software licenses and increased utilization of the Company's operating and networking systems.


Development

     Development expenses consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. Development expenses also include software development costs incurred prior to the establishment of technological feasibility. Development expenses increased by 5.3% to $4.4 million in the year ended December 31, 1996 from $4.2 million in the twelve months ended December 31, 1995, while decreasing as a percentage of total revenues to 14.8% from 20.4%. The dollar increase in costs resulted principally from the hiring of additional personnel to support the continued enhancement of products and services and the development of new products and services including customized software integration services, as well as the initial two modules in the Wireless Intelligence suite. The decrease in development expenses as a percentage of total revenues reflected the significant growth in the Company's total revenues. The Company did not capitalize any software development costs during the year ended December 31, 1996 and capitalized $535,000 of internally developed software development costs during the twelve months ended December 31, 1995.

     The Company expects to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its CAS, Wireless Intelligence, Business Integration and Channel Solutions products, as well as to develop new products and services.


Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Sales and marketing expenses increased by 86.7% to $4.2 million in the year ended December 31, 1996 from $2.3 million in the twelve months ended December 31, 1995, and increased as a percentage of total revenues to 14.3% from 11.1%. The increase in costs was due to the addition of direct sales personnel, increased commissions resulting from the higher level of revenues, the addition of marketing personnel and increased use of marketing programs, including trade shows. The Company continues to invest in sales and marketing efforts in order to increase penetration of existing accounts and to add new clients and markets.


General and administrative

     General and administrative expenses consist principally of salaries of administrative, executive, finance and human resources personnel, as well as outside professional fees. General and administrative expenses increased by 4.3% to $2.8 million in the year ended December 31, 1996 from $2.7 million in the twelve months ended December 31, 1995, and decreased as a percentage of total revenues to 9.4% from 13.1%. The dollar increase in general and administrative expenses resulted from the addition of general and administrative headcount and other outside services, offset in part by a decrease in legal costs associated with certain litigation settled in 1996.

Other income (expense) net

     Other expense consists of interest expense, commitment fees and other similar fees payable with respect to the Company's bank line of credit, subordinated notes and capital leases. Other expense (net) decreased 68.4% to $305,000 in the year ended December 31, 1996 from $965,000 in the twelve months ended December 31, 1995. Interest expense increased to $754,000 in the year ended December 31, 1996 from $307,000 in the twelve months ended December 31, 1995. Interest income, which historically had not been significant, increased to $422,000 in the year ended December 31, 1996 from $2,000 in the twelve months ended December 31, 1995 as a result of the investment of proceeds received from the issuance of Series D Convertible Preferred Stock in April 1996 and the Company's initial public offering in September 1996.


Provision for income taxes

     The income tax provision was $160,000 for the year ended December 31, 1996. The Company had an effective tax rate of 6.6% for the year ended December 31, 1996, principally due to the application of net operating loss carryforwards from previous years. The Company incurred a net loss for the twelve months ended December 31, 1995 and did not record a benefit for income tax for the period. At December 31, 1996, the Company had no remaining net operating loss carryforwards for federal income tax purposes.


YEAR ENDED DECEMBER 31, 1996 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1995


Revenues

     Total revenues increased by 52.7% to $29.5 million in the year ended December 31, 1996 from $19.4 million in the year ended September 30, 1995. Transaction revenues increased by 20.4% to $22.2 million in the year ended December 31, 1996 from $18.4 million in the year ended September 30, 1995, primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and, to a lesser extent, new carrier clients. Software and other revenues increased to $7.4 million in the year ended December 31, 1996 from $0.9 million in the year ended September 30, 1995. This increase was attributable to increased consulting and customized software integration services provided to both existing and new clients and revenues from the Company's Channel Solutions products and services. The increase in revenues from customized software integration services in 1996 resulted primarily from projects undertaken for one client, which projects the Company currently expects will continue at least through the end of 1997.


Cost of revenues

     Cost of revenues increased by 22.4% to $15.4 million in the year ended December 31, 1996 from $12.6 million in the year ended September 30, 1995, while decreasing as a percentage of total revenues to 52.2% from 65.2%. The dollar increase in costs resulted principally from increases in transaction volume, costs attributable to expansion of the Company's staff and systems capacity and amortization of capitalized software. The decrease in cost of revenues as a percentage of total revenues primarily reflected a higher percentage of transaction revenues from on-line processing than teleservices operations, a higher percentage of revenues from customized software integration services and software licenses and increased utilization of the Company's operating and networking systems.


Development

     Development expenses increased by 13.4% to $4.4 million in the year ended December 31, 1996 from $3.9 million in the year ended September 30, 1995, while decreasing as a percentage of total revenues to 14.8% from 20.0%. The increase in dollar costs resulted principally from the hiring of additional personnel to support the continued enhancement of products and services and the development of new products and services including customized software integration services, as well as the initial two modules in the Wireless Intelligence suite. The decrease in development expenses as a percentage of total revenues reflected the significant growth in the Company's total revenues. The Company did not capitalize any software development costs during the year ended December 31, 1996 and capitalized $597,000 of internally developed software development costs during the year ended September 30, 1995.

Sales and marketing

     Sales and marketing expenses increased by 122.1% to $4.2 million in the year ended December 31, 1996 from $1.9 million in the year ended September 30, 1995, and increased as a percentage of total revenues to 14.3% from 9.8%. The increase in costs was due to the addition of direct sales personnel, increased commissions resulting from the higher level of revenues, the addition of marketing personnel and increased use of marketing programs, including trade shows.


General and administrative

     General and administrative expenses increased by 7.2% to $2.8 million in the year ended December 31, 1996 from $2.6 million in the year ended September 30, 1995, and decreased as a percentage of total revenues to 9.4% from 13.4%. The dollar increase in general and administrative expenses resulted from the addition of general and administrative personnel and other outside services, offset in part by a decrease in legal costs associated with certain litigation which was settled in 1996.


Other income (expense) net

     Other expense consists of interest expense, commitment fees and other similar fees payable with respect to the Company's bank line of credit, subordinated notes and capital leases. Other expense (net) decreased 63.1% to $305,000 in the year ended December 31, 1996 from $826,000 in the year ended September 30, 1995. Interest expense decreased by 12.7% to $754,000 in the year ended December 31, 1996 from $864,000 in the year ended September 30, 1995. Interest income, which historically had not been significant, increased to $422,000 in the year ended December 31, 1996 from $38,000 in the year ended September 30, 1995 as a result of the investment of proceeds received from the issuance of Series D Convertible Preferred Stock in April 1996 and the Company's initial public offering in September 1996.


Provision for income taxes

     The income tax provision was $160,000 for the year ended December 31, 1996. The Company had an effective tax rate of 6.6% for the year ended December 31, 1996, principally due to the application of net operating loss carryforwards from previous years. The Company incurred a net loss for the year ended September 30, 1995 and did not record a benefit for income tax for the period.


FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1994


Revenues

     Total revenues increased by 44.4% to $19.4 million in fiscal 1995 from $13.4 million in fiscal 1994. Transaction revenues increased by 42.6% to $18.4 million in fiscal 1995 from $12.9 million in fiscal 1994, principally from increased volume of wireless customer qualification and activation transactions processed for existing carrier clients. Software and other revenues increased by 92% to $948,000 in fiscal 1995 from $495,000 in fiscal 1994, primarily due to an increase in customized software development for existing clients.


Cost of revenues

     Cost of revenues increased by 70% to $12.6 million in fiscal 1995 from $7.4 million in fiscal 1994, and increased as a percentage of total revenues to 65.2% from 55.3%. The increase in costs resulted primarily from increases in transaction volume and increases in personnel costs attributable to the Company's Teleservices Group and other business operations. In fiscal 1995, the Company relocated its TeleServices Group to a larger facility, resulting in increased facilities costs. The Company made significant investments in fiscal 1995 in its computing platform, as well as in increased networking and systems capacity. The increase in cost of revenues as a percentage of total revenues reflected continued investment in the Company's service delivery infrastructure.


Development

     Development expenses increased by 66.8% to $3.9 million in fiscal 1995 from $2.3 million in fiscal 1994, and increased as a percentage of total revenues to 20% from 17.3%. The increase in costs was principally attributable to the hiring of additional personnel to support the continued enhancement of the Company's existing products and services and the development of new products and services, including Channel Solutions and Wireless Intelligence products and services. This increase was offset in part by the capitalization of $980,000 of software development costs for internally developed products and for certain purchased technology. The Company did not capitalize any software development costs in fiscal 1994.


Sales and marketing

     Sales and marketing expenses increased by 133.4% to $1.9 million in fiscal 1995 from $0.8 million in fiscal 1994, and increased as a percentage of total revenues to 9.8% from 6.1%. The increase in costs was due principally to increased commissions resulting from the higher level of transaction revenues, an increase in sales and marketing personnel and an increase in recruiting, training and other expenses related to the expansion of the Company's sales and marketing organization. The increase was also attributable to the Company's increased participation in trade shows and conferences and additional advertising in trade publications.


General and administrative

     General and administrative expenses increased by 57.2% to $2.6 million in fiscal 1995 from $1.6 million in fiscal 1994, and increased as a percentage of total revenues to 13.3% from 12.3%. The increase in costs was principally due to hiring of additional personnel to support the Company's growth and, to a lesser extent, legal costs associated with certain litigation settled in 1996.


Other income (expense), net

     Interest expense increased by 252% to $864,000 in fiscal 1995 from $246,000 in fiscal 1994. This increase principally consisted of interest attributable to the issuance of subordinated notes in August 1995, as well as a higher level of borrowings for working capital purposes under the Company's bank line of credit. In addition, interest on capital leases increased as the result of significant investments in the Company's infrastructure, which were financed primarily through the leasing of equipment accounted for as capital leases.

Provision for income taxes

     The Company recorded a net loss in fiscal 1995 and did not record a provision for or benefit from income taxes. As a result of the Company's net operating loss carryforwards from previous years, the provision for income taxes in fiscal 1994 consisted of alternative minimum taxes.


Liquidity and Capital Resources

     Prior to the initial public offering, the Company funded its operations primarily through private placements of equity and debt securities, cash generated from operations, bank borrowings and equipment financings.

     In September 1996, the Company consummated an initial public offering in which 4,370,000 shares of the Company's Common Stock ($.01 par value) were sold at an initial public offering price of $10.00 per share. The total shares consisted of 3,021,868 shares sold by the Company, and 1,348,132 shares sold by selling shareholders. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $27.1 million. These proceeds were used to repay certain debt obligations of the Company, to repurchase certain shares of the common stock of the Company and to fund working capital and other general corporate purposes.

     Prior to its initial public offering, the Company financed its operations in part with the proceeds of four offerings of convertible preferred stock and two offerings of subordinated debt. The Company sold shares of its Series A Redeemable Convertible Preferred Stock in February 1991 for an aggregate purchase price of $1.0 million, shares of its Series B Redeemable Convertible Preferred Stock in December 1991 for an aggregate purchase price of $1.1 million and shares of its Series C Redeemable Convertible Preferred Stock in June, July and August of 1993 for an aggregate purchase price of $0.6 million. In August 1994, the Company sold $2.1 million in principal amount of its 8% subordinated notes, together with warrants exercisable to purchase up to 525,000 shares of Common Stock. In August 1995, the Company sold $1.2 million in principal amount of its 16% subordinated notes, together with warrants exercisable to purchase up to 287,750 shares of Common Stock. The Company sold shares of its Series D Preferred Stock in April 1996 for an aggregate purchase price of $6.0 million. A portion of the proceeds of the Series D Preferred Stock was applied to repay the 16% subordinated notes.

     The Company's capital expenditures in the years ended September 30, 1994 and 1995, the three months ended December 31, 1995 and the year ended December 31, 1996 aggregated $3.6 million, $3.7 million, $0.3 million and $2.5 million, respectively. The capital expenditures consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure, and teleservices call center and computer equipment for development activities. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2000.

     The Company has a $4.0 million working capital line of credit and a $2.0 million equipment line of credit with Silicon Valley Bank (the "Bank"). The working capital line of credit is secured by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit bear interest at the Bank's prime rate plus .25% (8.50% at December 31, 1996) and advances under the equipment line of credit bear interest at the Bank's prime rate plus .75% (9.0% at December 31, 1996). At December 31, 1996, there were no borrowings outstanding under the working capital line of credit and borrowings of $763,000 were outstanding under the equipment line of credit. The agreements contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to the business operations. The working capital line of credit expires in June 1997, and the equipment line of credit expires in June 1999.

     On March 5, 1997 the Company entered into an amended credit agreement to provide for the issuance of letters of credit. Outstanding letters of credit reduce the amount the Company may borrow under the current credit agreement and are limited to $1,250,000 in the aggregate.

     As of December 31, 1996, the Company had cash and cash equivalents of $27.9 million and working capital of $30.5 million. The Company believes that the current cash balances and funds available under existing lines of credit, will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

     In the normal course of business, the Company evaluates acquisitions or investments in companies, technologies or assets that complement the Company's business. The Company is not currently involved in negotiations with respect to, and has no agreement or understanding regarding, any such acquisition or investment.

Inflation


     Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.


Recent Accounting Pronouncement


     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which will be effective for fiscal 1997. SFAS No. 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of SFAS No. 128; while the Company is in the process of evaluating the impact of SFAS No. 128, it does not expect that adoption will have a dilutive effect on previously reported earnings per share.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are listed in the index included in
Item 14(a)(1) of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information called for by this Item is not applicable.

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors

     Certain of the information concerning the Directors of the Company required under this item is contained in "Item 4A. Executive Officers," and the remainder of such information is incorporated herein by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.


Executive Officers

     Certain of the information concerning the executive officers of the Company required under this item is contained in "Item 4A. Executive Officers," and the remainder of such information is incorporated herein by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement for the

1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.


ITEM 11. EXECUTIVE COMPENSATION

     Information under the heading "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information under the heading "Share Ownership of Principal Stockholders and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information under the heading "Certain Relationships and Other Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is incorporated by reference herein.


                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)   Documents filed as part of this report
         (1)   Financial Statements
                Independent Auditors' Report
                Consolidated Balance Sheets as of December 31, 1995 and 1996 Consolidated Statements of Operations for the years ended
                    September 30, 1994 and 1995, the three months ended December 31, 1995, and the year ended December 31, 1996
                Consolidated Statements of Stockholders' Equity (Deficiency) for
                    the years ended September 30, 1994 and 1995, the three months ended December 31, 1995, and the year ended December 31, 1996
                Consolidated Statements of Cash Flows for the years ended
                    September 30, 1994 and 1995, the three months ended December 31, 1995, and the year ended December 31, 1996
                Notes to Consolidated Financial Statements

         (2) Consolidated financial statement schedules of Lightbridge, Inc. All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto.

         (3)  Exhibits

         Exhibit No.   Description
         -----------   -----------
           3.1*        Amended and Restated Certificate of Incorporation of the
                       Company

           3.2*        Amended and Restated By-Laws of the Company

           4.1*        Specimen certificate for the Common Stock of the Company

           10.1* 1991 Registration Rights Agreement dated February 11, 1991, as amended, between the Company and the persons named herein

           10.2* Subordinated Note and Warrant Purchase Agreement dated as of August 29, 1994 between the Company and the Purchasers named therein, including form of Subordinated 14% Promissory Notes and form of Common Stock Purchase Warrants

           10.3*       Form of Common Stock Purchase Warrants issued August 1995

           10.4* Amended and Restated Credit Agreement dated as of June 18, 1996, between the Company and Silicon Valley Bank

           10.5* Settlement Agreement dated February 2, 1996 between the Company, BEB, Inc., BEB Limited Partnership I, BEB Limited Partnership II, BEB Limited Partnership III, BEB Limited Partnership IV, certain related parties and Brian Boyle

           10.6*       1990 Incentive and Nonqualified Stock Option Plan

           10.7*       1996 Incentive and Non-Qualified Stock Option Plan

           10.8*       1996 Employee Stock Purchase Plan

           10.9* Office Lease dated September 21, 1993, as amended, between the Company and L&E Investment of Massachusetts One, Inc.

           10.10* Office Lease dated September 30, 1994, as amended, between the Company and Hobbs Brook Office Park

           10.11* Employment Agreement dated August 16, 1996 between the Company and Pamela D.A. Reeve

           10.12* Office Lease dated August 5, 1994, as amended, between the Company and L&E Investment of Massachusetts One, Inc.

           10.13* Letter Agreement, dated August 26, 1996, between the Company and Brian E. Boyle, including form of Common Stock Purchase Warrant and Registration Rights Agreement

           10.14 Office Lease dated March 15, 1997, between the Company and Sumitomo Life Realty (N.Y.), Inc.

           11.1        Statement re computation of per share earnings

           23.1        Consent of Deloitte & Touche LLP

           27.1        Financial Data Schedule for fiscal year ended
                       December 31, 1996

Each exhibit marked by an (*) is incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-6589) in the form in which it was declared effective by the Securities and Exchange Commission on September 27, 1996.

(b)   Reports on Form 8-K filed in the fourth quarter of 1996
                   None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.


                                                   LIGHTBRIDGE, INC.


                                                   By: ________________________
                                                   Pamela D. A. Reeve
                                                   President, Chief Executive
                                                   Officer and Director

     Each person whose signature appears below hereby appoints Pamela D.A. Reeve, William G. Brown and John D. Patterson, Jr. and each of them severally, acting alone and without the other, his/her true and lawful attorney-in-fact with the authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the rules, regulations, and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such other changes in the Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 25th day of March, 1997.

/s/ Pamela D. A. Reeve
---------------------------   President, Chief Executive Officer and Director
Pamela D. A. Reeve            (Principal Executive Officer)

/s/ William G. Brown
---------------------------   Chief Financial Officer, Vice President of Finance
William G. Brown              and Administration and Treasurer (Principal
                              Financial and Accounting Officer)

/s/ Andrew I. Fillat
---------------------------   Director
Andrew I. Fillat

/s/ Torrence C. Harder
---------------------------   Director
Torrence C. Harder

/s/ Douglas A. Kingsley
---------------------------   Director
Douglas A. Kingsley

/s/ D. Quinn Mills
---------------------------   Director
D. Quinn Mills

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Lightbridge, Inc.
Waltham, Massachusetts

     We have audited the accompanying consolidated balance sheets of Lightbridge, Inc. and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended September 30, 1994 and 1995, the three months ended December 31, 1995, and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies at December 31, 1995 and 1996, and the results of their operations and their cash flows for the years ended September 30, 1994 and 1995, the three months ended December 31, 1995, and the year ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP




Boston, Massachusetts
February  4, 1997 (Except for Note 2 "Recent Accounting Pronouncement," and
Note 4, as to which the dates are March 5, 1997)

                        LIGHTBRIDGE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                            -----------------------------
                                                                                  1995           1996
                                                                                  ----           ----
                                      ASSETS
                                      ------
Current assets:
    Cash and cash equivalents..........................................     $    58,064     $27,900,802
    Accounts receivable-net............................................       4,578,143       7,249,106
    Accounts receivable from related parties...........................         149,894         281,703
    Other current assets...............................................         144,294         970,735
                                                                            -----------     -----------
              Total current assets.....................................       4,930,395      36,402,346
Property and equipment-net............................................        4,881,655       4,271,880
Capitalized software development costs-net............................          762,084         355,838
Deposits...............................................................         225,807         150,731
Note receivable from related party.....................................              --          55,210
Other assets...........................................................         254,625         529,650
                                                                            -----------     -----------
              Total assets.............................................     $11,054,566     $41,765,655
                                                                            ===========     ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
            -------------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses..............................     $ 3,025,038     $ 3,216,968
    Short-term borrowings and current portion of subordinated notes
        payable........................................................       1,500,000         555,205
    Current portion of obligations under capital leases................       2,073,895       1,533,899
    Deferred revenues..................................................          74,800         422,875
    Dividends payable on redeemable convertible preferred stock........         166,876         166,876
    Related parties:
       Interest payable................................................          44,096          37,453
       Current portion of subordinated notes payable...................              --          12,500
                                                                            -----------     -----------
              Total current liabilities................................       6,884,705       5,945,776
Obligations under capital leases.......................................       1,502,128         100,301
Subordinated notes payable:
    Unaffiliated parties...............................................       2,848,837       2,041,515
    Related parties....................................................         164,298          79,420
                                                                            -----------     -----------
              Total liabilities........................................      11,399,968       8,167,012
                                                                            -----------     -----------
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock at redemption value
    (liquidation preference of $3,343,494 at December 31, 1995)........       3,176,618              --
                                                                            -----------     -----------
Stockholders' equity (deficiency):
    Preferred stock; $.01 par value, 0 and 500,000 shares authorized, no shares issued or outstanding at December 31, 1995 and 1996,
        respectively...................................................              --              --
    Common stock, $.01 par value; 60,000,000 shares authorized;
        6,575,098 and 15,369,697 shares issued; 6,573,950 and
        14,568,549 shares outstanding at December 31, 1995 and 1996,
        respectively...................................................          65,751         153,698
    Additional paid-in capital.........................................              --      36,296,969
    Warrants...........................................................         406,375         605,125
    Accumulated deficit................................................      (3,993,572)     (1,921,075)
                                                                            -----------     -----------
              Total....................................................      (3,521,446)     35,134,717
    Less treasury stock, at cost.......................................            (574)     (1,536,074)
                                                                            -----------     -----------
              Total stockholders' equity (deficiency)..................      (3,522,020)     33,598,643
                                                                            -----------     -----------
              Total liabilities and stockholders' equity (deficiency)..     $11,054,566     $41,765,655
                                                                            ===========     ===========

                 See notes to consolidated financial statements

                        LIGHTBRIDGE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS
                                    YEARS ENDED SEPTEMBER 30,      ENDED        YEAR ENDED
                                  ----------------------------   DECEMBER 31,  DECEMBER 31,
                                       1994         1995            1995          1996
                                   -----------  -----------      ----------    -----------
Transaction revenues (Includes
  sales to a related party of
  $104,278, $59,017, $10,644
  and $3,125, respectively)....    $12,902,142  $18,403,464      $6,053,688   $22,158,773
Software and other revenues....        495,721      947,003         458,362     7,386,079
                                   -----------  -----------      ----------   -----------
Total revenues.................     13,397,863   19,350,467       6,512,050    29,544,852
Cost of revenues...............      7,415,356   12,607,879       3,484,175    15,433,548
                                   -----------  -----------      ----------   -----------
Gross profit...................      5,982,507    6,742,588       3,027,875    14,111,304
                                   -----------  -----------      ----------   -----------
Operating Expenses:
    Development................      2,317,454    3,864,000       1,144,973     4,380,293
    Sales and marketing........        814,891    1,901,716         794,687     4,225,302
    General and administrative.      1,643,496    2,583,912         700,640     2,768,424
                                   -----------  -----------      ----------   -----------
Total operating expenses.......      4,775,841    8,349,628       2,640,300    11,374,019
                                   -----------  -----------      ----------   -----------
Income (loss) from operations..      1,206,666   (1,607,040)        387,575     2,737,285
Other income (expense):
    Interest income:
       Related parties.........         12,604        8,688           1,551         4,807
       Other...................          9,384       29,006             510       416,801
    Interest expense:
       Related parties.........        (20,753)     (39,276)        (11,657)      (89,142)
       Other...................       (224,927)    (824,292)       (295,454)     (664,481)
    Other nonoperating income
      (expense)................         (9,802)          --          (7,920)       26,727
                                   -----------  -----------      ----------   -----------
Income (loss) before provision
  for income taxes.............        973,172   (2,432,914)         74,605     2,431,997
Provision for income taxes.....         22,900           --           2,400       159,500
                                   -----------  -----------      ----------   -----------
Net income (loss)..............    $   950,272  $(2,432,914)     $   72,205   $ 2,272,497
                                                ===========      ==========   ===========
Accretion of preferred stock          (182,544)
  dividends....................    -----------
Net income available for common
  stock........................    $   767,728
                                   ===========
Net income per common share....    $      0.10
                                   ===========
Weighted average number of common
  and common equivalent shares
  outstanding..................      7,796,000
                                   ===========
Pro forma net income (loss) per
  common share.................                 $     (0.19)     $     0.01   $      0.16
                                                ===========      ==========   ===========
Pro forma weighted average number
  of common and common equivalent
  shares outstanding...........                  12,661,576      13,161,680    14,433,722
                                                ===========      ==========    ==========

                 See notes to consolidated financial statements

                        LIGHTBRIDGE, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                                          TOTAL
                                                                               ADDITIONAL                             STOCKHOLDERS'
                                     COMMON STOCK         TREASURY STOCK        PAID-IN                 ACCUMULATED      EQUITY
                                 -------------------------------------------    CAPITAL     WARRANTS      DEFICIT     (DEFICIENCY)
                                   SHARES     AMOUNT     SHARES     AMOUNT     ---------   -----------  ------------  ------------

Balance, October 1, 1993.......   6,412,132  $ 64,121        --  $        --   $  274,284   $     --     $(2,457,177) $(2,118,772)
Issuance of common stock
 for cash......................      86,100       861        --           --        8,263          --             --        9,124
Issuance of stock purchase
 warrants......................          --        --        --           --           --     262,500             --      262,500
Dividends on redeemable
  convertible preferred
  stock........................          --        --        --           --     (182,544)         --             --     (182,544)
Net income.....................          --        --        --           --           --          --        950,272      950,272
                                 ----------  --------  --------  -----------  -----------    --------    -----------  -----------
Balance, September 30, 1994....   6,498,232    64,982        --           --      100,003     262,500     (1,506,905)  (1,079,420)

Issuance of common stock
 for cash......................       2,516        25        --           --          142          --             --          167
Issuance of stock purchase
 warrants......................          --        --        --           --           --     143,875             --      143,875
Dividends on redeemable
   convertible preferred
   stock.......................          --        --        --           --     (100,145)         --        (82,399)    (182,544)
Repurchase of common stock for
   cash........................          --        --     1,148        (574)           --          --             --         (574)
Net loss.......................          --        --        --           --           --          --     (2,432,914)  (2,432,914)
                                 ----------  --------  --------  -----------  -----------    --------    -----------  -----------
Balance, September 30, 1995....   6,500,748    65,007     1,148        (574)           --     406,375     (4,022,218)  (3,551,410)

Issuance of common stock
 for cash......................      74,350       744        --           --        2,076          --             --        2,820
Dividends on redeemable
   convertible preferred
   stock.......................          --        --        --           --       (2,076)         --        (43,559)     (45,635)
Net income.....................          --        --        --           --           --          --         72,205       72,205
                                 ----------  --------  --------  -----------  -----------    --------    -----------  -----------
Balance, December 31, 1995.....   6,575,098    65,751     1,148        (574)           --     406,375     (3,993,572)  (3,522,020)

Issuance of common stock
 for cash......................     115,120     1,152        --           --      156,420          --             --      157,572
Exercise of common stock
 warrants......................     410,287     4,103        --           --       27,147     (31,250)            --           --
Repurchase of common stock for
 cash..........................          --        --   800,000   (1,535,500)          --          --             --   (1,535,500)
Dividends on redeemable
   convertible preferred
   stock.......................          --        --        --           --     (136,905)         --             --     (136,905)
Expenses paid on behalf of
   stockholder.................          --        --        --           --           --          --       (200,000)    (200,000)
Issuance of common stock, net of
   issuance costs..............   3,021,868    30,219        --           --   27,030,857          --              --  27,061,076
Conversion of preferred stock to
   common stock................   5,247,324    52,473        --           --    9,219,450          --              --   9,271,923
Compensation cost of issuance of
   warrant.....................          --        --        --           --           --     230,000              --     230,000
Net income.....................          --        --        --           --           --          --      2,272,497    2,272,497
                                 ----------  --------  --------  -----------  -----------    --------    -----------  -----------
Balance, December 31, 1996.....  15,369,697  $153,698  801,148   $(1,536,074) $36,296,969    $605,125    $(1,921,075) $33,598,643
                                 ==========  ========  ========  ===========  ===========    ========    ===========  ===========

                 See notes to consolidated financial statements

                        LIGHTBRIDGE, INC. AND SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          THREE MONTHS
                                              YEARS ENDED SEPTEMBER 30,       ENDED       YEAR ENDED
                                            ---------------------------    DECEMBER 31,   DECEMBER 31,
                                                 1994         1995             1995          1996
                                            ------------  --------------   -------------  ------------

Cash flows from operating activities:
  Net income (loss) ....................     $   950,272    $(2,432,914)   $    72,205     $ 2,272,497
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization ........       1,000,057      2,567,767        864,192       3,557,699
  Amortization of discount on notes ....           4,219         76,500         87,853          63,975
  Compensation expense related to
    warrant grant ......................              --             --             --         230,000
  Changes in assets and liabilities:
    Accounts receivable ................      (1,278,988)       (77,307)    (1,840,094)     (2,802,772)
    Other assets .......................        (269,299)      (173,594)       (30,014)       (731,600)
    Accounts payable and accrued
      liabilities ......................         341,878        935,172        725,504         185,287
    Deferred revenues ..................        (254,721)       167,536       (153,850)        348,075
                                             -----------    -----------    -----------     -----------
      Net cash provided by (used in)
      operating activities .............         493,418      1,063,160       (274,204)      3,123,161
                                             -----------    -----------    -----------     -----------

Cash flows used in investing activities:
    Purchases of property and equipment         (339,223)    (1,391,679)      (184,186)     (2,339,797)
    Capitalization of software costs ...              --       (980,453)            --              --
    Other assets .......................              --             --             --        (350,000)
                                             -----------    -----------    -----------     -----------
      Net cash used in investing
        activities......................        (339,223)    (2,372,132)      (184,186)     (2,689,797)
                                             -----------    -----------    -----------     -----------
Cash flows from financing activities:
    Proceeds from notes payable and
      warrants..........................       2,350,000      1,901,000        500,000              --
    Proceeds from equipment line
      borrowings........................              --             --             --         763,013
    Payments on notes payable ..........         (50,000)            --             --      (2,651,000)
    Payments under capital lease
      obligations.......................        (823,085)    (1,884,512)      (525,391)     (2,144,187)
    Proceeds from initial public
      offering .........................              --             --             --      27,061,076
    Proceeds from issuance of common
      stock.............................           9,124            167          2,820         157,572
    Payments toward the purchase of
      treasury stock ...................              --           (574)            --      (1,535,500)
    Expenses paid on behalf of
      stockholder ......................              --             --             --        (200,000)
    Proceeds from issuance of mandatory
      redeemable convertible preferred
      stock, net .......................              --             --             --       5,958,400
                                             -----------    -----------    -----------     -----------
      Net cash provided by (used in)
        financing activities ...........       1,486,039         16,081        (22,571)     27,409,374
                                             -----------    -----------    -----------     -----------
Net increase (decrease) in cash and
   cash equivalents ....................       1,640,234     (1,292,891)      (480,961)     27,842,738
Cash and cash equivalents, beginning
   of period ..........................          191,682      1,831,916        539,025          58,064
                                             -----------    -----------    -----------     -----------
Cash and cash equivalents, end of
period .................................     $ 1,831,916    $   539,025    $    58,064     $27,900,802
                                             ===========    ===========    ===========     ===========
Cash paid for interest .................     $   283,272    $   904,605    $   176,271     $   836,869
                                             ===========    ===========    ===========     ===========
Cash paid for income taxes .............     $     5,300    $    25,000    $    15,700     $    87,413
                                             ===========    ===========    ===========     ===========

                 See notes to consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS AND TECHNOLOGY ACQUISITIONS

     Business--Lightbridge, Inc. (formerly Credit Technologies, Inc.) (the "Company") was incorporated in June 1989 under the laws of the state of Delaware. Effective November 1, 1994, the Company changed its name and reincorporated as Lightbridge, Inc. During 1995, the Board of Directors passed a resolution to change the Company's fiscal year end to December 31. The Company develops and markets customer acquisition solutions for the wireless telecommunications industry. In September 1996, the Company organized a wholly owned subsidiary, Lightbridge Security Corporation, as a Massachusetts securities corporation for tax purposes, to buy, hold and sell securities.

     In September 1996, the Company completed an initial public offering (the "IPO") whereby 3,021,868 shares of its Common Stock ($.01 par value) were sold by the Company, 778,132 shares by selling shareholders and 570,000 additional shares sold by selling shareholders pursuant to the exercise of the over-allotment option by the underwriters at $10.00 per share. The net proceeds of the IPO, after deducting underwriters' commissions and fees and offering costs, were approximately $27.1 million. These proceeds were used to repay certain debt obligations of the Company, to repurchase certain shares of the common stock of the Company and to fund working capital and other general corporate purposes.

     Technology Acquisitions--During the year ended September 30, 1995, the Company completed the following technology acquisitions:

     o In November 1994, the Company purchased the technology for a pen-based software product for $400,000.

     o In February 1995, the Company purchased the software technology for a multimedia kiosk for $45,000. The Company is also obligated to make royalty payments to the former owners based on future sales of the product.

     The costs associated with these acquisitions were recorded as capitalized software costs, since such products had reached technological feasibility at the date of acquisition.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Principles of Consolidation--These consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents--Cash and cash equivalents include short-term, highly liquid instruments, which consist primarily of money market accounts, purchased with remaining maturities of three months or less.

     Property and Equipment--Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets ranging from three to seven years. Leasehold improvements are amortized over the term of the lease or the lives of the assets, whichever is shorter.

     Revenue Recognition and Concentration of Credit Risk--Revenues from processing of qualification and activation transactions for wireless telecommunications carriers are recognized in the period when services are performed. Revenues derived from software implementation projects are recognized throughout the performance period of the contracts. Revenues arising from the prepayment of fees or from licensing agreements where the Company has continuing vendor obligations are deferred.

     Substantially all of the Company's customers are providers of wireless telephone service and are generally granted credit without collateral. The Company's revenues vary throughout the year with the period of highest revenue generally occurring during the period October 1 through December 31. The allowance for doubtful accounts at September 30, 1994 and 1995 and at December 31, 1995 and 1996 was $25,000, $9,000, $22,200 and $18,000, respectively. The
Company recorded bad debt expense of $25,000, $0, $13,200 and $0 and had write-offs, net of recoveries associated with accounts receivable of $0, $16,000, $0 and $4,200 for the years ended September 30, 1994, 1995, the three months ended December 31, 1995 and the year ended December 31, 1996.

     Customers exceeding 10% of the Company's revenues during the years ended
September 30, 1994 and 1995, the three months ended December 31, 1995, and the year ended December 31, 1996 are as follows:

                                                     PERCENT OF REVENUES
                                 -----------------------------------------------------------
                                     YEARS ENDED           THREE MONTHS
                                    SEPTEMBER 30,             ENDED            YEAR ENDED
                                 --------------------      DECEMBER 31,        DECEMBER 31,
CUSTOMER                           1994         1995          1995                1996
--------                         -------     --------    ----------------    ---------------
       A......................      32%         31%                 22%               15%
       B......................      12          11                  18                29
       C......................      10          *                    *                 *
       D......................      10          11                  10                 *
       E......................       *          10                  11                 *
                                 -------     --------    ----------------    ---------------
                                    64%         63%                 61%               44%
                                 =======     ========    ================    ===============

     * For periods in which a customer represented less than 10% of revenues, such customer's percent of revenue for that period is not presented.


     Income Taxes--The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income
Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. Deferred income tax assets are principally the result of net operating loss carryforwards and differences in depreciation and amortization for financial statement purposes and income tax purposes, and are recognized to the extent realization of such benefits is more likely than not.

     Software Development Costs--Software development costs are capitalized after establishment of technological feasibility as provided for under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

     During the year ended September 30, 1995, the Company capitalized approximately $980,400 of software development costs associated with the development of two new products, including the costs of purchasing certain technology (see Note 1). Capitalized software development costs are being amortized to cost of revenues using the straight-line method over 24 months which results in the highest levels of amortization. Accumulated amortization was approximately $218,000 and $625,000 at December 31, 1995 and 1996, respectively.

     Development Costs--Development costs, which consist of research into and development of new products and services, are expensed as incurred, except costs which may be subject to capitalization under the provisions of SFAS No. 86.

     Supplemental Cash Flow Information--The Company entered into the following noncash transactions:

                                             YEARS ENDED           THREE MONTHS
                                            SEPTEMBER 30,             ENDED       YEAR ENDED
                                        -----------------------     DECEMBER 31,  DECEMBER 31,
                                            1994      1995            1995          1996
                                        ----------   ----------     --------      --------
 Capital lease obligations
  incurred For the acquisition
  of equipment.....................     $3,256,900   $2,268,605     $118,057       $202,364
                                        ==========   ==========     ========       ========

     In both April and September of 1996, the Company reacquired 200,000 shares of its common stock from a former director. These repurchases were partially financed through the issuance of two separate 8% notes payable in the amount of $226,667 and $260,000. Such notes were repaid during 1996.

     Pro Forma Income (Loss) Per Common Share--Pro forma income (loss) per common share is based on the weighted average number of common and dilutive common equivalent shares (common stock options and warrants) outstanding and assumes that all series of redeemable convertible preferred stock had been converted to common stock for all pro forma periods presented. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except in accordance with the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 83. That Bulletin requires all common shares issued and options or warrants to purchase common stock granted by the Company during the twelve-month period prior to the filing of a proposed initial public offering be included in the calculation as if they were outstanding for all periods. For purposes of applying the Bulletin, the Company has used the initial public offering price of $10 per share.

     Historical income (loss) per share, which includes the conversion of the redeemable convertible preferred stock on the actual date of conversion, was as follows:

                                                        THREE MONTHS
                                        YEAR ENDED          ENDED          YEAR ENDED
                                       SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                           1995             1995             1996
                                      --------------   --------------    -------------
Net Income (loss) ................     $(2,432,914)     $    72,205      $ 2,272,497
Accretion of preferred dividends .        (182,544)         (45,635)        (136,905)
                                       -----------      -----------      -----------
Net income (loss) available for
   common stock ..................     $(2,615,458)     $    26,570      $ 2,135,592
                                       ===========      ===========      ===========

Net income (loss) per common
   share..........................     $     (0.35)            --        $       .23
                                       ===========      ===========      ===========

Weighted average number of common
   and common equivalent shares
   outstanding ...................       7,414,252        7,914,356        9,185,274
                                       ===========      ===========      ===========


     Fair Value of Financial Instruments--In the opinion of management, the estimated fair value of the Company's financial instruments, which include cash equivalents, accounts receivable and long-term debt, approximates their carrying value.

     Impairment of Long-Lived Assets--In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 in 1996 did not have a material impact on the Company's results of operations, financial position or cash flows.

     Stock-Based Compensation--In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 addresses the financial accounting and reporting standards for stock-based compensation plans and permits an entity to either record the effects of stock-based employee compensation plans in its financial statements or present pro forma disclosures in the notes to the financial statements. Compensation expense associated with awards to non-employees is required to be measured using a fair value method. In connection with the adoption of SFAS No. 123 during 1996, the Company elected to provide the appropriate disclosures in the notes to the financial statements for employee compensation plans. Since the Company does not expect to make significant equity awards to outsiders in the future, adoption of SFAS No. 123 is not expected to impact the Company's future consolidated results of operations, financial position or cash flows.

   Recent Accounting Pronouncement--

          Earnings Per Share--In February 1997, the FASB released SFAS No. 128, "Earnings Per Share," which will be effective for fiscal 1997. SFAS No. 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of SFAS No. 128; while the Company is in the process of evaluating the impact of SFAS No. 128, it does not expect that adoption will have a dilutive effect on previously reported earnings per share.

          Significant Estimates--The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates. These estimates include provisions for bad debts, certain accrued liabilities, recognition of revenue and expenses, and recoverability of deferred tax assets. These estimates could change; however, the Company does not expect any changes in the near term that would have a significant impact on the financial statements.

          Stock Split--On June 14, 1996, the Board of Directors authorized a two for one stock split effective on July 15, 1996. All shares and per share information included in the financial statements has been restated to reflect this stock split. In addition, during 1996, the number of shares of authorized common stock was increased to 60,000,000.

          Reclassifications--Certain reclassifications have been made to the 1994 and 1995 financial statements to conform with the 1996 presentation.


3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:
                                                          DECEMBER 31,
                                               --------------------------------
                                                    1995                1996
                                               -------------       ------------

       Furniture and fixtures ..........        $    117,876       $    261,379
       Leasehold improvements ..........             867,726            776,634
       Computer equipment ..............           1,161,052          2,603,936
       Computer equipment under capital
            leases .....................           6,972,938          5,846,954
       Computer software ...............             829,436            953,602
                                                ------------       ------------
                                                   9,949,028         10,442,505
       Less accumulated depreciation and
            amortization ...............          (5,067,373)        (6,170,625)
                                                ------------       ------------
       Property and equipment--net .....        $  4,881,655       $  4,271,880
                                                ============       ============

     Accumulated amortization of equipment under capital leases was $3,606,915 and $4,400,628 at December 31, 1995 and 1996, respectively.


4. NOTES PAYABLE

     The carrying value of notes payable consisted of the following:

                                                  DECEMBER 31, 1995           DECEMBER 31, 1996
                                               -----------------------    -------------------------
                                                 HELD BY       HELD BY     HELD BY        HELD BY
                                                 RELATED    UNAFFILIATED   RELATED      UNAFFILIATED
                                                 PARTIES       PARTIES     PARTIES        PARTIES
                                               ---------    ------------   ---------   -------------

       Line-of-credit/demand note
          borrowings.......................    $     --      $1,500,000     $    --     $       --
       Equipment line borrowings...........          --              --          --        763,013
       8% subordinated notes...............      90,045       1,798,549      91,920      1,833,707
       16% subordinated notes..............      74,253       1,050,288          --             --
                                               ---------    -----------     -------     ----------
       Total...............................     164,298       4,348,837      91,920      2,596,720
       Less current portion................          --       1,500,000      12,500        555,205
                                               ---------    -----------     -------     ----------
       Long-term portion...................    $164,298      $2,848,837     $79,420     $2,041,515
                                               ========     ===========     =======     ==========

     Line of Credit--Prior to 1996, the Company had a line of credit agreement with a bank (the "Bank Agreement") which permitted the Company to borrow up to $2,000,000 ($1,000,000 during 1994) subject to certain borrowing formulae established by the bank. Interest based on prime plus .5% was charged on any outstanding borrowings. In December 1995, the Bank Agreement was amended to reduce the amount of permitted borrowings to $1,500,000 and the outstanding borrowings under the Bank Agreement, $1,500,000, were converted to a demand note due in March 1996 (the "Demand Note Agreement"). The weighted average annual interest rate for outstanding borrowings during the years ended September 30, 1994 and 1995 and the three months ended December 31, 1995 approximated 9.75%, 9.9% and 9.5%, respectively.

     During 1996, the Company converted the existing demand note agreement (the "Amended Bank Agreement") to a line of credit which increased the maximum borrowing limit to $4,000,000, subject to a borrowing base formula, decreased the interest rate to prime plus .25% and extended the agreement to June 1997. The weighted average annual interest rate on outstanding borrowings during 1996 was 9.4%. The Amended Bank Agreement contains certain restrictions which, among others, limits the Company's ability to pay cash dividends and requires the Company to achieve defined levels of quarterly earnings and tangible net worth, as well as meeting defined ratios of senior liabilities to net worth and quick assets. Borrowings under the Amended Bank Agreement are collateralized by the Company's accounts receivable, equipment and intangible assets.

     The Amended Credit Agreement was further amended on March 5, 1997 to provide for the issuance of letters of credit. Outstanding letters of credit reduce the amount the Company may borrow under the Amended Credit Agreement and are limited to $1,250,000 in the aggregate.

     Line of Credit-Equipment--The Company has a $2,000,000 line of credit available for equipment purchases (the "Equipment Line"). Borrowings under the Equipment Line are payable in 30 monthly installments of principal and interest commencing January, 1997 and ending June, 1999. Interest on the Equipment Line is payable at prime plus .75%. The weighted average annual interest rate for outstanding borrowings under the Equipment Line during the year ended December 31, 1996 approximated 8.78%.

     16% Subordinated Notes--In August 1995, the Company issued $1,151,000 of 16% subordinated notes to certain holders of the Company's redeemable preferred stock, with immediately exercisable warrants for the purchase of 287,750 shares of the Company's common stock. Interest on the notes was accrued monthly, and principal and accrued interest were payable on January 31, 1996. Such repayment obligations were extended by the note holders until the Company completed the placement of its Series D Preferred Stock on April 4, 1996 (See Note 6). The warrants are exercisable through June 30, 2001 at a price of $2 per share and have been appraised and recorded at an aggregate market value of $143,875. The related discount on the subordinated note ($143,875 at time of issuance) has been accreted over the originally scheduled term of the notes. Interest expense for the year ended September 30, 1995, the three months ended December 31, 1995 and the year ended December 31, 1996 includes approximately $38,900, $78,500 and $26,475 of accretion, respectively. The Company repaid principal and interest related to these notes in full upon the sale of its Series D Preferred Stock. The amount outstanding related to these notes was classified as long term at December 31, 1995, reflecting the Company's refinancing of this obligation through the issuance of Series D Preferred Stock.

     8% Subordinated Notes--In August 1994, the Company issued $2,100,000 of subordinated notes to certain holders of the Company's common and mandatory redeemable preferred stock, with immediately exercisable warrants for the purchase of 525,000 shares of the Company's common stock. The warrants are exercisable through June 30, 2001 at a price of $2 per share and have been appraised and recorded at an aggregate market value of $262,500. The related discount on the subordinated notes ($262,500 at time of issuance) is being accreted over the term of the notes. Interest expense for the years ended September 30, 1994 and 1995, the three months ended December 31, 1995 and the year ended December 31, 1996 includes accretion related to these notes of approximately $4,200, $37,500, $9,375 and $37,500, respectively. Interest on the notes is payable quarterly at an annual rate of 8%. Principal is payable in quarterly installments of $131,250 beginning on September 30, 1997 through maturity (2001). The notes are redeemable at the Company's option at par plus declining premiums at various dates.

5. COMMITMENTS AND CONTINGENCIES

     Leases--The Company leases computer and other equipment under various noncancelable leases which have been capitalized for financial reporting purposes. The Company has noncancelable operating lease agreements for office space and certain equipment.

Future minimum payments under capital and operating leases consist of the following at December 31, 1996:

     YEAR ENDING                                                                          OPERATING
     DECEMBER 31                                                     CAPITAL LEASES        LEASES
                                                                    ---------------  ------------------
          1997................................................       $ 1,621,547         $1,612,947
          1998................................................           104,695          1,441,581
          1999................................................                --          1,410,652
          2000................................................                --          1,269,630
          2001................................................                --            781,692
                                                                     -----------         ----------
          Total minimum lease payments........................         1,726,242         $6,516,502
                                                                                         ==========
          Less amount representing interest...................           (92,042)
                                                                     -----------
          Present value of future minimum lease payments......         1,634,200
          Less current portion................................        (1,533,899)
                                                                     -----------
          Long-term portion...................................       $   100,301
                                                                     ===========

     Rent expense for operating leases was approximately $454,000, $1,503,000, $405,000, and $1,797,000 for the years ended September 30, 1994 and 1995, for the three months ended December 31, 1995, and for the year ended December 31, 1996, respectively.

     Litigation--During 1996, the Company and certain affiliates (the "Entrepreneurial Partnerships") (collectively, the "Plaintiffs") reached an agreement to settle various lawsuits between the Plaintiffs and a former director of the Company (see Note 10). In addition to settling all claims and disputes, the former director agreed, in exchange for payments of $25,500 each, to grant the Company and the Entrepreneurial Partnerships' various options to purchase the Company's common stock from the former director (the "Settlement Shares"). The Company's purchase option permitted the Company to purchase Settlement Shares in 200,000 share allotments during each of three specified periods of time through February 1997 at purchase prices of $1.70, $1.95 and $2.20 per share during the first, second and final share allotments, respectively. In the event that the Company chose not to immediately pay for the Settlement Shares, a portion of the purchase price (66.67%) could be financed by issuing the former director an 8% two-year note. During 1996, the Company exercised its option to purchase 600,000 settlement shares of which a portion were temporarily financed during the year and subsequently repaid in October 1996.

     In connection with the exercise of the options by the Entrepreneurial Partnerships, on March 28, 1996 the Company loaned an aggregate of $113,333 to the Entrepreneurial Partnerships at an interest rate of 16%. Such amount was repaid in May 1996. In May 1996, the Company repurchased for cash consideration an additional 200,000 shares of its common stock from certain Entrepreneurial Partnerships at a price of $1.70 per share and reimbursed the Entrepreneurial Partnerships, by means of a distribution, for certain legal fees and expenses incurred by them in connection with the litigation against the former director in the amount of $200,000.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     During 1996, the holders of the Company's Series A, B, C, and D redeemable convertible preferred stock (collectively, the "Preferred Stock" ) converted their holdings into shares of the Company's common stock.

     Activity related to the classes of redeemable convertible preferred stock prior to conversion was as follows:

                                       SERIES A      SERIES B      SERIES C       SERIES D         TOTAL
                                    -----------    -----------    ----------    -----------     -----------
Balances, October 1, 1993.........  $ 1,130,475    $ 1,204,729    $ 597,567     $        --     $ 2,932,771
Dividends accreted................       15,668             --           --                          15,668
                                    -----------    -----------    ---------     -----------     -----------

Balances, September 30, 1994......    1,146,143      1,204,729      597,567              --       2,948,439
Dividends accreted................       60,978         76,104       45,462              --         182,544
                                    -----------    -----------    ---------     -----------     -----------

Balances, September 30, 1995......    1,207,121      1,280,833      643,029              --       3,130,983
Dividends accreted................       15,244         19,026       11,365              --          45,635
                                    -----------    -----------    ---------     -----------     -----------

Balances, December 31, 1995.......    1,222,365      1,299,859      654,394              --       3,176,618
Stock issued, net of issuance
   costs of $41,600 ..............           --             --           --       5,958,400       5,958,400
Dividends accreted................       45,731         57,083       34,091              --         136,905
Conversion to common stock........   (1,268,096)    (1,356,942)    (688,485)     (5,958,400)     (9,271,923)
                                    -----------    -----------    ---------     -----------     -----------
Balances, December 31, 1996.......  $        --    $        --    $      --    $         --     $        --
                                    ===========    ===========    =========     ===========     ===========


     During 1991, the Company issued 630,516 shares of redeemable convertible preferred stock ("Series A Preferred Stock") for an aggregate purchase price of $1,000,000, of which 315,258 shares were issued to a third-party investor and 315,258 shares were issued to certain Entrepreneurial Partnerships which are related parties.

     Also during 1991, the Company issued 620,000 shares of redeemable convertible preferred stock ("Series B Preferred Stock") for an aggregate purchase price of $1,085,000.

     In June 1993, the Company issued 200,789 shares of redeemable convertible preferred stock ("Series C Preferred Stock") for an aggregate purchase price of $602,367.

     In April 1996, the Company issued 1,000,000 shares of redeemable convertible preferred stock ("Series D Preferred Stock") for an aggregate purchase price of $6,000,000.

     Conversion and Liquidation Preferences--Each share of Series A and Series D Preferred Stock was convertible into two shares of common stock. Each share of Series B and Series C Preferred Stock was convertible into approximately 2.42 and 2.40 shares of common stock, respectively. The Preferred Stock was convertible upon a sale of the Company's stock or net assets for an amount in excess of $7,500,000, with a minimum price per share of $5.25. In the event of a liquidation, merger, consolidation, or sale of the Company's assets, the holders of the various classes of Preferred Stock were entitled to receive a liquidation preference equal to their aggregate purchase price plus accreted and unpaid dividends outstanding prior to any distributions to holders of common stock of the Company. Each share of Preferred Stock entitled the holder to the number of votes per share equivalent to the number of common shares into which each share of preferred stock was then convertible.

     Dividends--On October 1, 1992, the Series A and Series B Preferred Stock began accruing dividends at the rate of 8% per annum. The Series C Preferred Stock began accruing dividends at the rate of 8% per annum beginning on October 1, 1993. Prior to the issuance of the Series D Preferred Stock, the Series A, Series B and Series C Preferred Stock dividends were payable in cash for fiscal years in which the Company has net income in excess of $500,000 and accruable in all other years. Accrued dividends outstanding for any year were payable in cash in subsequent years to the extent net income exceeded the required minimum of $500,000 by an additional $500,000. No dividends were paid in the years ended September 30, 1994 and 1995 or the three months ended December 31, 1995. In connection with the issuance of the Series D Preferred Stock, the Series A, Series B and

Series C Preferred Stock dividends became payable in cash or by subordinated promissory note for fiscal years in which the Company's net income was $1,000,000 or more, to the extent of the lesser of 20% of net income in excess of $1,000,000 or all dividends then payable. For financial reporting purposes, the dividends were accreted ratably over the period the Preferred Stock was expected to be outstanding to the extent not required to be paid. Dividends payable for all periods presented consisted of $80,076 and $86,800 required to be paid on the Series A and Series B Preferred Stock, respectively, as a result of the Company's 1994 net income. The Company expects to pay those dividends in 1997.


     Redemption--Prior to the issuance of the Series D Preferred Stock, the Series A and Series B Preferred Stock had a mandatory redemption date of December 31, 1997 and the Series C Preferred Stock had a mandatory redemption date of December 31, 1999. Since the issuance of the Series D Preferred Stock, holders of two-thirds of all shares of Series A, B and C Preferred Stock could have, commencing on April 1, 2000 and on the same date in each following year, required the Company to redeem 1/3 of their shares. The redemption amount equaled the higher of the fair market value of the preferred stock as of the fiscal year end closest to the redemption date or an amount equal to the aggregate purchase price plus accrued dividends outstanding.


7. COMMON STOCK OPTION PLANS AND WARRANTS

     1990 Incentive and Nonqualified Stock Option Plan--Under the Company's 1990 Incentive and Nonqualified Stock Option Plan, the Company could grant either incentive or nonqualified stock options to officers, directors, employees or consultants for the purchase of up to 2,400,000 shares of common stock. Options were granted with an exercise price equal to the common stock's market value at the date of grant, as determined by the Board of Directors, and would expire ten years later. No further grants will be made under the 1990 Incentive and Nonqualified Stock Option Plan.

     1996 Employee Stock Plans--On June 14, 1996, the Board of Directors authorized and the stockholders approved the adoption of the 1996 Incentive and Nonqualified Stock Option Plan and the 1996 Stock Purchase Plan for the issuance of options or sale of shares to employees. Both plans became effective immediately after the closing of the Company's IPO:

    - 1996 Incentive and Nonqualified Stock Option Plan--The 1996 Incentive and Nonqualified Stock Option Plan provides for the issuance of up to 1,000,000 options to purchase shares of common stock. Options may be either qualified incentive stock options or nonqualified stock options at the discretion of the Board of Directors. Exercise prices will be either fair market value on the date of grant, in the case of incentive stock options, or set by the Board of Directors at the date of grant, in the case of nonqualified options.

    - 1996 Employee Stock Purchase Plan--The 1996 Stock Purchase Plan provides for the sale of up to 100,000 shares of common stock to employees. Employees will be allowed to purchase shares at a discount from the lower of fair value at the beginning or end of the purchase periods through payroll deductions.

     The following table presents activity under all stock option plans:

                                                               WEIGHTED AVERAGE     GRANT DATE
                                          NUMBER OF OPTIONS     EXERCISE PRICE    FAIR VALUE (1)
                                          ------------------- ------------------- ----------------

Outstanding at October 1, 1993...........           991,184               $0.06
     Granted.............................           200,000                0.38        $  76,000
     Exercised...........................           (86,100)               0.04
     Forfeited...........................          (388,984)               0.05
                                          -------------------
Outstanding at September 30, 1994........           716,100                0.16
     Granted.............................           321,700                0.62          199,454
     Exercised...........................            (2,516)               0.07
     Forfeited...........................           (21,584)               0.12
                                          -------------------
Outstanding at September 30, 1995........         1,013,700                0.31
     Granted.............................           233,500                0.75          175,125
     Exercised...........................           (74,350)               0.04
     Forfeited...........................          (100,150)               0.50
                                          -------------------
Outstanding at December 31, 1995.........         1,072,700                0.40
     Granted.............................           817,100                5.40        4,412,340
     Exercised...........................           (52,620)               0.64
     Forfeited...........................          (105,880)               0.84
                                          -------------------
Outstanding at December 31, 1996.........         1,731,300                2.74
                                          ===================

(1) Exercise prices on grant date have equaled fair market value accordingly, no compensation expense has been recorded in the accompanying financial statements.

     The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

                                               Weighted
                                                Average
                            Options           Exercisable
                          Exercisable            Price
                         ---------------    ----------------

September 30, 1994              296,565               $0.06
September 30, 1995              457,055                0.10
December 31, 1995               426,835                0.13
December 31, 1996               684,705                0.51

   The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:


                                                                           THREE MONTHS          YEAR ENDED
                                                                          ENDED DECEMBER        DECEMBER 31,
                                                                             31, 1995               1996
                                                                         -----------------    -----------------

Risk-free interest rate.........................................         5.51% - 5.86%        5.36% - 6.69%
Expected life of option grants..................................            2-6 years            1-6 years
Expected volatility of underlying stock.........................              31%                   31%
Expected dividend payment rate, as a percentage of
   the stock price on the date of grant.........................               --                    --

     It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

   The following table sets forth information regarding options outstanding at December 31, 1996:

                                                                               WEIGHTED        WEIGHTED
                                                                  WEIGHTED     AVERAGE         AVERAGE
                                                     NUMBER       AVERAGE     REMAINING     EXERCISE PRICE
                        NUMBER OF     RANGE OF      CURRENTLY     EXERCISE   CONTRACTUAL    FOR CURRENTLY
         PLAN            OPTIONS   EXERCISE PRICES  EXERCISABLE    PRICE     LIFE (YEARS)    EXERCISABLE
------------------------------------------------------------------------------------------- -----------------

1990 Incentive Stock
Option Plan..........    948,300    $0.04 - 0.75     545,985     $ 2.71          7                $0.20
                         391,700        2.00         116,460       2.00          9.5               2.00
                         200,000        8.50              --       8.50          9.5                --

1996 Incentive Stock
Option Plan..........     12,000        7.75           2,400       7.75           10               7.75
                          99,300        8.13          19,860       8.13           10               8.13
                          80,000       12.38              --      12.38           10                 --

     The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, reported net income and earnings per share would have been as follows:

                                        THREE MONTHS           YEAR ENDED
                                       ENDED DECEMBER 31,      DECEMBER 31,
                                            1995                 1996
                                      -----------------     ----------------

Income before provision for income
  taxes                                         $64,188           $1,892,716
Provision for income taxes                        2,200              125,000
                                      -----------------     ----------------
Net income                                      $61,988           $1,767,716
                                      =================     ================
Net income per common share                     $  0.01           $     0.12
                                      =================     ================

     The pro forma effect on net income and earnings per share for the three months ended December 31, 1995 and the year ended December 31, 1996 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to the three months ended December 31, 1995.

     Common Stock Warrants--The Company has issued warrants to purchase 1,270,038 shares of the Company's common stock at exercise prices ranging from $0.793 to $2.00 per share. Warrants issued prior to August 1994 were assigned nominal value based upon management's estimate of their fair market value. Warrants issued in connection with the Company's issuance of subordinated notes (see Note 4) have been ascribed an aggregate value of $406,375. During 1996, warrant holders with warrants to purchase 457,288 shares of common stock exercised such warrants in conjunction with the IPO. The warrant holder surrendered a portion of the warrants, valued at the IPO price of the common stock, in lieu of payment of the cash exercise price. In addition, a director exercised a warrant for 3,234 shares in conjunction with the IPO which was valued at the IPO price of common stock. In June 1996, a warrant holder exercised a warrant for 62,500 shares which had an exercise price of $2.00 per share. In conjunction with the IPO, the Company issued warrants to a former director to purchase 100,000 shares of common stock at the IPO price. The compensation expense recognized for this warrant grant was $230,000 and was determined by using the Black/Scholes pricing model. At December 31, 1996, warrants to purchase shares of common stock aggregated 847,016 (747,016 shares at an exercise price of $2.00 and 100,000 shares at an exercise price of $10.00.) Such shares are subject to certain antidilutive adjustments.

     Reserved Shares--The Company has reserved 3,577,016 shares of common stock for issuance for the stock purchase plan and the exercise of stock options and warrants.

          8. INCOME TAXES

     In October 1993, the Company implemented the provisions of SFAS No. 109. The cumulative effect of this change did not have a material effect on the Company's results of operations, financial position or cash flows as a result of the valuation allowance established at the time of adoption.

     The income tax (benefit) provision for the years ended September 30, 1994 and 1995, the three months ended December 31, 1995, and for the year ended
December 31, 1996 consisted of the following:

                                                                                  THREE MONTHS
                                                    YEARS ENDED SEPTEMBER 30,         ENDED         YEAR ENDED
                                                   -----------------------------   DECEMBER 31,    DECEMBER 31,
                                                       1994            1995           1995            1996
                                                   -------------   -------------  --------------  --------------
Current:
    Federal.....................................     $ 299,341        $ --           $2,400        $141,400
    State.......................................        89,156          --              --           18,100
Deferred:
    Federal.....................................      (278,341)         --              --              --
    State.......................................       (87,256)         --              --              --
                                                     ----------       -----          ------        --------
Income tax provision............................     $  22,900        $ --           $2,400        $159,500
                                                     ==========       =====          ======        ========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                                                         SEPTEMBER 30,                   DECEMBER 31,
                                                 ------------------------------  ------------------------------
                                                     1994              1995            1995           1996
                                                     ----              ----            ----           ----
     Deferred tax assets:
          Depreciation and amortization.......   $ 161,518        $   332,841       $  370,598     $ 579,759
          Accrued expenses and reserves.......      94,871            216,802          227,085        86,669
          Tax credit and loss carryforwards...     282,962            946,098          842,847        60,189
     Valuation allowance......................    (539,351)        (1,495,741)      (1,440,530)     (726,617)
                                                 ---------        -----------       ----------     ---------
     Net deferred tax asset...................   $      --        $        --       $       --     $      --
                                                 =========        ===========       ===========    =========

     The net change in the valuation allowance for the years ended September 30, 1994 and 1995, the three month period ended December 31, 1995 and the year ended December 31, 1996 was an increase (decrease) of $(409,258), $956,390, $(55,211)
and $(713,913), respectively. At December 31, 1996, the Company had no remaining net operating loss carryforwards for federal income tax purposes. A valuation allowance was established against the deferred tax assets as their realization is not assured.

     The following is a reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate:

                                                                   YEARS ENDED           THREE MONTHS
                                                                  SEPTEMBER 30,             ENDED        YEAR ENDED
                                                                -------------------       DECEMBER 31,  DECEMBER 31,
                                                                1994           1995         1995           1996
                                                                ----           ----         ----           ----
     Statutory federal income tax rate ...........                34%          (34)%          34%            34%
     Loss producing no tax benefit ...............               --             34            --             --
     Alternative minimum tax asset, not assured of
        realization ..............................                 2            --             3              2
     State taxes, net of federal benefit .........                --            --            --              1
     Other, net ..................................                --            --            --              4
     Net operating loss carryforwards ............               (34)           --           (34)           (34)
                                                                 ---           ---           ---            ---
     Effective tax rate ..........................                 2%           -- %           3%             7%
                                                                 ===           ===           ===            ===


9. EMPLOYEE PROFIT SHARING PLAN

     The Company has a 401(k) Employee Profit Sharing Plan (the "Plan"). Under the Plan, the Company, at its discretion, may make contributions to match employee contributions. All employees of the Company are eligible to participate, subject to employment eligibility requirements. Vesting of employer contributions occurs ratably over a five-year period. Employer contributions amounted to approximately $27,500, $43,000, $20,000 and $91,000 for the years ended September 30, 1994 and 1995, the three months ended December 31, 1995, and the year ended December 31, 1996, respectively.

10. RELATED-PARTY TRANSACTIONS

     Under an agreement dated February 28, 1990, the Company granted an exclusive license to RentGrow, Inc. ("RentGrow"), a company having certain common investors with the Company, to use the Company's Credit Decision System in the rental real estate market. Under the terms of the agreement, the Company was to receive $250,000, comprised of five installments in varying amounts through August 1996. The final payment was not made in August 1996. In 1997, the Company received from RentGrow a three year 11.25% promissory note in the principal amount of $75,584 representing the final payment and other amounts owed to the Company at December 31, 1996. In addition, this agreement provides for the Company to maintain the licensed software, at RentGrow's option, at an annual amount equal to 15% of the license amount, which the Company believes exceeds the cost of providing such maintenance.

     The Company has received advances from various Entrepreneurial Partnerships and their general partners and has issued preferred stock to various Entrepreneurial Partnerships. The Company leased computer equipment from various Entrepreneurial Partnerships. The general partners of these partnerships are also stockholders of the Company. In 1992, the Company sold and leased back equipment from an Entrepreneurial Partnership resulting in a gain of $12,518, which was deferred and amortized over the capital lease term. The amount deferred was $2,781, $0, $0 and $0 as of September 30, 1994 and 1995 and December 31, 1995 and 1996, respectively.

     On August 26, 1996, the Company entered into an agreement with the former director pursuant to which the Company paid $75,000 to the former director and granted the former director the warrant (described in Note 7) to purchase 100,000 shares of the Company's Common Stock at the IPO price in exchange for the execution of certain agreements related to the IPO.

                                EXHIBIT INDEX
                                -------------

          Exhibit
            No.     Description
            ---     -----------
           3.1*     Amended and Restated Certificate of Incorporation of the
                    Company

           3.2*     Amended and Restated By-Laws of the Company

           4.1*     Specimen certificate for the Common Stock of the Company

           10.1* 1991 Registration Rights Agreement dated February 11, 1991, as amended, between the Company and the persons named herein

           10.2* Subordinated Note and Warrant Purchase Agreement dated as of August 29, 1994 between the Company and the Purchasers named therein, including form of Subordinated 14% Promissory Notes and form of Common Stock Purchase Warrants

           10.3*    Form of Common Stock Purchase Warrants issued August 1995

           10.4* Amended and Restated Credit Agreement dated as of June 18, 1996, between the Company and Silicon Valley Bank

           10.5* Settlement Agreement dated February 2, 1996 between the Company, BEB, Inc., BEB Limited Partnership I, BEB Limited Partnership II, BEB Limited Partnership III, BEB Limited Partnership IV, certain related parties and Brian Boyle

           10.6*    1990 Incentive and Nonqualified Stock Option Plan

           10.7*    1996 Incentive and Non-Qualified Stock Option Plan

           10.8*    1996 Employee Stock Purchase Plan

           10.9* Office Lease dated September 21, 1993, as amended, between the Company and L&E Investment of Massachusetts One, Inc.

           10.10* Office Lease dated September 30, 1994, as amended, between the Company and Hobbs Brook Office Park

           10.11* Employment Agreement dated August 16, 1996 between the Company and Pamela D. A. Reeve

           10.12* Office Lease dated August 5, 1994, as amended, between the Company and L&E Investment of Massachusetts One, Inc.

           10.13* Letter Agreement, dated August 26, 1996, between the Company and Brian E. Boyle, including form of Common Stock Purchase Warrant and Registration Rights Agreement

           10.14 Office Lease dated March 15, 1997, between the Company and Sumitomo Life Realty (N.Y.), Inc.

           11.1     Statement re computation of per share earnings

           23.1     Consent of Deloitte & Touche LLP

           27.1     Financial Data Schedule for fiscal year ended
                    December 31, 1996

Each exhibit marked by an (*) is incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-6589) in the form in which it was declared effective by the Securities and Exchange Commission on September 27, 1996.