Form 10-Q
period 1997-03-31
LIGHTBRIDGE INC
filed 1997-05-09
CIK 1017172

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                       COMMISSION FILE NUMBER: 000-21319

                               LIGHTBRIDGE, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      04-3065140
(State or other jurisdiction of           (I.R.S employer identification number)
 incorporation or jurisdiction)


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

     Yes  X    No
         ---      ---

As of April 1, 1997, there were 14,635,244 shares of the registrant's common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

Table of Contents

              PART I.  FINANCIAL INFORMATION                            Page No.
                                                                        --------

ITEM 1.  Unaudited Condensed Consolidated Financial Statements:

         Balance Sheets as of March 31, 1997 and
         December 31, 1996.......................................           3

         Income Statements for the three months
         ended March 31, 1997 and March 31, 1996.................           4

         Statements of Cash Flow for the three
         months ended March 31, 1997 and March
         31, 1996................................................           5

         Notes to Unaudited Condensed
         Consolidated Financial Statements.......................           6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations..............................................           7


              PART II.  OTHER INFORMATION                               Page No.
                                                                        --------

ITEM 6.  Exhibits and Reports on Form 8-K........................          12

         Signature...............................................          13

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        LIGHTBRIDGE, INC. AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                          March 31, 1997   December 31, 1996
                                        -----------------  -----------------
         ASSETS
         ------
Current assets:
  Cash and cash equivalents                  $24,883,262         $27,900,802
  Short-term investments                       2,069,323                  --
  Accounts receivable - net                    8,189,342           7,530,809
  Other current assets                         1,446,405             970,735
                                        -----------------  -----------------
        Total current assets                  36,588,332          36,402,346
Fixed assets - net                             4,542,967           4,271,880
Deferred tax asset                               795,100                  --
Other assets                                     903,196           1,091,429
                                        -----------------  -----------------
           Total assets                      $42,829,595         $41,765,655
                                        =================  =================


  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
  Accounts payable and accrued
   liabilities                               $ 2,835,593         $ 3,254,421
  Short-term borrowings and current
   portion of subordinated notes
   payable                                       680,205             567,705
  Current portion of obligations under
   capital leases                              1,031,292           1,533,899
  Deferred revenues                              833,952             422,875
  Dividends payable on redeemable
   convertible preferred stock                   166,876             166,876
                                        -----------------  -----------------
        Total current liabilities              5,547,918           5,945,776
Obligations under capital leases                  56,196             100,301
Subordinated notes payable                     1,841,150           2,120,935
                                        -----------------  -----------------
        Total liabilities                      7,445,264           8,167,012
                                        -----------------  -----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;
    500,000 shares authorized; no
    shares issued or outstanding at
    March 31, 1997 and December 31,
    1996, respectively                                --                  --

   Common stock, $.01 par value;
    60,000,000 shares authorized;
    15,436,392 and 15,369,697 shares
    issued;  14,635,244 and
    14,568,549 shares outstanding at
    March 31, 1997 and December
    31, 1996, respectively                       154,364             153,698

   Additional paid-in capital                 36,314,165          36,296,969
   Warrants                                      605,125             605,125
   Accumulated deficit                          (153,249)         (1,921,075)
                                        -----------------  -----------------
        Total                                 36,920,405          35,134,717
   Less treasury stock, at cost               (1,536,074)         (1,536,074)
                                        -----------------  -----------------
        Total stockholders' equity            35,384,331          33,598,643
                                        -----------------  -----------------
        Total liabilities and
         stockholders' equity                $42,829,595         $41,765,655
                                        =================  =================

       See notes to unaudited condensed consolidated financial statements

                        LIGHTBRIDGE, INC. AND SUBSIDIARY
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                          Three months ended March 31,
                                          ----------------------------
                                              1997           1996
                                          -------------  -------------
Revenues (includes sales to related
 party of $0 and $3,125, respectively)     $ 8,822,838    $ 6,314,336
Cost of revenues                             4,168,670      3,767,030
                                          -------------  -------------
Gross profit                                 4,654,168      2,547,306
                                          -------------  -------------
Operating expenses:
   Development                               1,330,919        953,057
   Sales and marketing                       1,256,417        762,848
   General and administrative                1,145,626        549,015
                                          -------------  -------------
Total operating expenses                     3,732,962      2,264,920
                                          -------------  -------------
Income from operations                         921,206        282,386
Other income (expense):
   Interest income                             319,816          5,849
   Interest expense                           (107,855)      (255,886)
   Other non-operating expense                  (9,280)            --
                                          -------------  -------------
Income before provision for income taxes     1,123,887         32,349
Provision for (benefit from) income
 taxes                                        (643,939)         9,458
                                          -------------  -------------
Net income                                 $ 1,767,826    $    22,891
                                          =============  =============

Net income per common share                      $0.11
                                          =============

Weighted average number of shares of
 common and common equivalent shares
 outstanding                                16,421,951
                                          =============

Pro forma net income per common share                           $0.00
                                                         =============
Pro forma weighted average number of
 shares of common and common
 equivalent shares outstanding                             13,333,827
                                                         =============

       See notes to unaudited condensed consolidated financial statements

                        LIGHTBRIDGE, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                          Three months ended March 31,
                                          ----------------------------
                                               1997           1996
                                          ---------------  -----------
Cash Flows From Operating Activities:
  Net income                                 $ 1,767,826   $   22,891
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization               986,904      896,725
     Amortization of discount on notes             9,016       32,409
     Deferred tax asset                         (795,100)          --
  Changes in assets and liabilities:
     Accounts receivable and other
      current assets                          (1,134,203)     649,844
     Accounts payable and accrued
      liabilities                               (418,828)    (715,585)
     Deferred revenues                           411,077      701,757
     Deposits                                     35,719     (187,434)
                                          ---------------  -----------
  Net cash provided by operating
   activities                                    862,411    1,400,607
                                          ---------------  -----------
Cash Flows Used in Investing Activities:
     Purchases of fixed assets                (1,175,294)    (185,123)
     Purchase of investments                  (2,069,323)          --
                                          ---------------  -----------
  Net cash used in investing activities       (3,244,617)    (185,123)
                                          ---------------  -----------
Cash Flows From Financing Activities:
     Payments on the subordinated notes
      payable                                   (176,301)          --
     Principal payments under capital
      lease obligations                         (476,895)    (535,376)
     Proceeds from issuance of common
      stock                                       17,862          250
     Payments toward the purchase of
      treasury stock                                  --     (138,833)
                                          ---------------  -----------
  Net cash used in financing activities         (635,334)    (673,959)
                                          ---------------  -----------
Net increase (decrease) in cash and
 cash equivalents                             (3,017,540)     541,525
Cash and cash equivalents, beginning of
 period                                       27,900,802       58,064
                                          ---------------  -----------
Cash and cash equivalents, end of period     $24,883,262   $  599,589
                                          ===============  ===========

      See notes to unaudited condensed consolidated financial statements

                        LIGHTBRIDGE INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

     The financial statements included herein have been prepared by Lightbridge, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Significant Accounting Policies:

Net Income Per Common Share

     Net income per common and per common equivalent share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share." Dilutive common equivalent shares represent shares issuable upon exercise of stock options and warrants, calculated using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and 1996, reported earnings per share would have been as follows:

                                        Three Months Ended
                                             March 31,
                                    ----------------------------
                                          1997          1996
                                    -------------  -------------
          Basic...................         $0.12         $0.00
          Diluted.................          0.11          0.00



     Pro forma income per common share for the three month period ended March 31, 1996 is based on the weighted average number of common and dilutive common equivalent shares (common stock options and warrants) outstanding and assumes that all series of redeemable convertible preferred stock had been converted to common stock as of January 1, 1996. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except in accordance with the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 83. That Bulletin requires all common shares issued and options or warrants to purchase common stock granted by the Company during the twelve-month period prior to the filing of a proposed initial public offering be included in the calculation as if they were outstanding for all periods. For purposes of applying the Bulletin, the Company has used the initial public offering price of $10 per share.

Income Taxes

     In October 1993, the Company adopted SFAS No. 109. "Accounting for Income Taxes." As a result, the Company recorded a deferred tax asset relating to the tax benefit of operating losses, and differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At that time the Company provided for a valuation allowance equal to the entire deferred tax asset as a result of the uncertainty of the Company's ability to utilize the benefit of the net operating loss and tax credit carryovers against future taxable income or payments.

  During the three months ended March 31, 1997 the Company recorded a deferred tax asset from the release of the deferred tax valuation allowance and certain income tax credit carryovers. As a result of this, the Company also recorded an income tax benefit of approximately $1.1 million. The release of the allowance was based upon the Company's determination that, at March 31, 1997, the valuation allowance was no longer necessary.

Reclassifications

  Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "ITEM 1A. Risk Factors" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

PROFILE and SAMSPEN are registered trademarks of the Company, and ALLEGRO, CAS_COMM, CHANNEL WIZARD, CHURN PROPHET, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, 800-FOR-CREDIT, FRAUD SENTINEL, INSIGHT, IRIS, LIGHTBRIDGE, POPS, POSTALPRO, SAMS and WIRELESS INTELLIGENCE are trademarks of the Company. Other trademarks or trade names referred to in this Form 10-Q are the property of their respective owners.

RESULTS OF OPERATIONS

Overview
--------
Lightbridge, Inc. ("Lightbridge" or the "Company") develops, markets and supports a suite of integrated products and services that enable wireless telecommunications carriers to improve their customer acquisition and retention processes.

The Company's revenues consist of transaction revenues and software and consulting revenues. Historically, transaction revenues have accounted for substantially all of the Company's revenues, although software and consulting revenues have increased during recent periods primarily as a result of the initial licensing of certain software products and the demand for the Company's Business Integration consulting services.

Lightbridge's transaction revenues are derived primarily from the processing of applications of subscribers for wireless telecommunications services and the activation of service for those subscribers. Over time, the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing teleservices call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. Generally, the Company's clients are charged on a per transaction or, to a lesser extent, on a per minute basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers utilizing the Company's services in attracting subscribers and the markets served by the Company for its clients. Revenues are recognized in the period when the services are performed.

The Company's software and consulting revenues have been derived primarily from developing customized software and providing Business Integration consulting services. The Company also began licensing its Channel Solutions software with the introduction of its POPS and Iris products in fiscal 1995 and its SAMS software in 1996. Lightbridge's Channel Solutions products and services are designed to assist customers in interfacing with the Company's systems and are being marketed primarily to wireless telecommunications carriers that utilize the Company's transaction processing services. The Company's Wireless Intelligence products are being designed to help carriers analyze their marketplace to improve their business operations. While its Channel Solutions products are, and its Wireless Intelligence products are currently expected to be, licensed as packaged software products, each of these products requires customization and integration with other products and systems to varying degrees. Revenues derived from consulting and other projects are recognized throughout the performance period of the contracts. Revenues from licensing software are recognized at the later of delivery of the licensed product or satisfaction of acceptance criteria. Lightbridge's software and other revenues depend primarily on the continuing need for integration of disparate systems and acceptance of the Company's software products by the Company's existing and new clients.


Results of Operations Data:
                                         Three Months Ended
                                              March 31,
                                         ------------------
                                           1997      1996
                                         --------  --------
Revenues:
  Transaction...........................   68.3%     83.7%
  Software and consulting...............   31.7      16.3
                                         --------  --------
                                          100.0     100.0
Cost of revenues........................   47.3      59.7
                                         --------  --------
Gross profit............................   52.7      40.3
                                         --------  --------

Operating expenses:
  Development...........................   15.1      15.1
  Sales and marketing...................   14.2      12.0
  General and administrative............   13.0       8.7
                                         --------  --------
    Total operating expenses............   42.3      35.8
                                         --------  --------
Income from operations..................   10.4       4.5
Other income (expense), net.............    2.3      (4.0)
                                         --------  --------
Income before income taxes..............   12.7       0.5
Provision for (benefit from) income        (7.3)      0.1
 taxes..................................
                                         --------  --------
Net income..............................   20.0%      0.4%
                                         ========  ========

Revenues. Revenues increased by 39.7% to $8.8 million in the three months ended
---------
March 31, 1997 from $6.3 million in the three months ended March 31, 1996.

Transaction revenues increased by 14.1% to $6.0 million in the three months ended March 31, 1997 from $5.3 million in the three months ended March 31, 1996. The increase in transaction revenues for the three month period ended March 31, 1997 was primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and additional new carrier clients.

Software and consulting revenues increased by 171.5% to $2.8 million in the three months ended March 31, 1997 from $1.0 million in the three months ended March 31, 1996. The increase in software and consulting revenues for the three month period ended March 31, 1997 was principally a result of the increase in revenues attributable to customized software integration services.

Cost of Revenues.  Cost of revenues consists primarily of personnel costs, costs
-----------------
of maintaining systems and networks used in processing subscriber qualification and activation transactions (including depreciation and amortization of those systems and networks) and amortization of capitalized software. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's Teleservices Group and changes in the mix of total revenues between transaction revenues and software and consulting revenues.

Cost of revenues increased by 10.7% to $4.2 million in the three months ended March 31, 1997 from $3.8 million in the three months ended March 31, 1996, while decreasing as a percentage of total revenues to 47.3% from 59.7%. The dollar increase in costs for the three month period ended March 31, 1997 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decreases in cost of revenues as a percentage of total revenues for the three month period ended March 31, 1997 primarily reflected a higher percentage of transaction revenues from on-line processing than Teleservices operations, a higher percentage of revenues from customized software integration services and increased utilization of the Company's operating and networking systems.

Development.  Development expenses consist primarily of personnel and outside
------------
technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

Development expenses increased by 39.6% to $1.3 million in the three months ended March 31, 1997 from $1.0 million in the three months ended March 31, 1996, while remaining the same as a percentage of total revenues at 15.1%. The dollar increase in costs for the three month period ended March 31, 1997 resulted primarily from the addition of engineering personnel necessary to support the Company's growth. The Company expects to continue to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its Customer Acquisition System, Wireless Intelligence, Business Integration and Channel Solutions products, as well as to develop new products and services.

Sales and Marketing.  Sales and marketing expenses consist primarily of
--------------------
salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Sales and marketing expenses increased by 64.7% to $1.3 million in the three months ended March 31, 1997 from $0.8 million in the three months ended March 31, 1996, and increased as a percentage of total revenues to 14.2% from 12.0%. Both the dollar increase and the increase as a percentage of total revenues for the three month period ended March 31, 1997 was due to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs, including trade shows. The Company continues to invest in sales and marketing efforts in order to increase its penetration of existing accounts and to add new clients and markets.

General and Administrative.  General and administrative expenses consist
---------------------------
principally of salaries of administrative, executive, finance and human resources personnel, as well as outside professional fees. General and administrative expenses increased by 108.7% to $1.1 million in the three months ended March 31, 1997 from $0.5 million in the three months ended March 31, 1996, and increased as a percentage of total revenues to 13.0% from 8.7%. Both the dollar increase and the increase as a percentage of total revenues resulted primarily from the addition of finance and human resource personnel.

Other Income (Expense) Net.  Other income (expense) increased to a net
---------------------------
income of $0.2 million in the three months ended March 31, 1997 from a net expense of $0.3 million in the three months ended March 31, 1996. Other income (expense) in the three month period ended March 31, 1997 consisted predominantly of interest income and expense. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest expense decreased by 57.9% to $0.1 million in the three months ended March 31, 1997 from $0.3 million in the three months ended March 31, 1996. Interest expense decreased by Interest income, which historically had not been significant, increased to $0.3 million in the three month period ended March 31, 1997 from $5,849 in the three months ended March 31, 1996 as a result of the investment of the proceeds from Company's initial public offering in October 1996.

Provision for (Benefit from) Income Taxes.  During the three months ended
------------------------------------------
March 31, 1997 the Company experienced a net income tax benefit of $0.6 million, which was derived from the release of a deferred tax valuation of $0.7 million, the utilization of the tax credits, which aggregated
$0.4 million and a provision of $0.5 million. No significant provision for or benefit from income taxes was necessary in the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to its initial public offering, the Company funded its operations primarily through private placements of equity and debt securities, cash generated from operations, bank borrowings and equipment financings.

  In October 1996, the Company consummated an initial public offering in which 4,370,000 shares of the Company's Common Stock ($.01 par value) were sold at an initial public offering price of $10.00 per share. The total shares consisted of 3,021,868 shares sold by the Company, and 1,348,132 shares sold by selling shareholders. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $27.1 million. These proceeds were used to repay certain debt obligations of the Company, to repurchase certain shares of the common stock of the Company and to fund working capital and other general corporate purposes.

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

  The Company's capital expenditures in the three months ended March 31, 1997 and 1996 aggregated $1.2 million and $0.4 million, respectively. The capital expenditures consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure, and teleservices call center and computer equipment for development activities. The Company expects capital expenditures for the remainder of 1997 to approximate $2.0 million which includes capital expenditures related to the move of the corporate headquarters. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2004.

  The Company has a $4.0 million working capital line of credit and a $2.0 million equipment line of credit with Silicon Valley Bank (the "Bank"). The working capital line of credit is secured by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit bear interest at the Bank's prime rate plus .25%
(8.75% at March 31, 1997) and advances under the equipment line of credit bear interest at the Bank's prime rate plus .75% (9.25% at March
31, 1997). At March 31, 1997, there were no borrowings outstanding under the working capital line of credit and borrowings of $0.7 million were outstanding under the equipment line of credit. The agreements contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to the business operations. The working capital line of credit expires in June 1997, and the equipment line of credit expires in June 1999. The Company expects to renew the working capital line of credit with substantially the same terms that currently exist.

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

  As of March 31, 1997, the Company had cash and cash equivalents of $24.9 million, short-term investments of $2.1 million and working capital of $31.0 million. The Company believes that the current cash balances and funds available under existing lines of credit, will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

INFLATION

  Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.


RECENT ACCOUNTING PRONOUNCEMENT

  In February 1997, the Financial Accounting Standards Board released
Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), which is effective for fiscal 1997. SFAS 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of SFAS 128. See Note 2 to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits
 11.1                        Statement re: computation of per share earnings
 27.1                        Financial Data Schedule for the three months ended
                             March 31, 1997.
 99.1                        Information set forth under the heading "ITEM 1A.
                             Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.
--------------

 (b)   Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LIGHTBRIDGE, INC.


Dated:  May 9, 1997                             By: /s/ William G. Brown
                                                    --------------------
                                                    William G. Brown Chief
                                                    Financial Officer, Vice
                                                    President of Finance and
                                                    Administration and Treasurer
                                                    (Authorized Officer and
                                                    Principal Financial and
                                                    Accounting Officer)