Form 10-Q
period 1997-06-30
LIGHTBRIDGE INC
filed 1997-08-13
CIK 1017172

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

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


                            67 South Bedford Street
                              Burlington, MA 01803
          (Address of principal executive offices, including Zip Code)

                                 (617) 359-4000
              (Registrant's telephone number, including area code)

                               281 Winter Street
                               Waltham, MA 02154
                                (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes  X    No
         ---      ---

As of July 31, 1997, there were 14,675,010 shares of the registrant's common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

Form 10-Q for the Quarter Ended June 30, 1997

Table of Contents

                PART I.  FINANCIAL INFORMATION                          Page No.
                                                                        --------
Item 1.   Unaudited Condensed Consolidated Financial Statements:

          Balance Sheets as of June 30, 1997 and December 31, 1996......    3

          Income Statements for the Three Months Ended June 30,
           1997 and June 30, 1996.......................................    4

          Income Statements for the Six Months Ended June 30, 1997
           and June 30, 1996............................................    5

          Statements of Cash Flow for the Six Months Ended June 30,
           1997 and June 30, 1996.......................................    6

          Notes to Condensed Consolidated Financial Statements..........    7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    8

Item 4.   Submission of Matters to a Vote of Security Holders............  14

                PART II.  OTHER INFORMATION                             Page No.
                                                                        --------
Item 6.   Exhibits and Reports on Form 8-K..............................   14

          Signature.....................................................   15


PART I.   FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        LIGHTBRIDGE, INC. AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30, 1997   December 31, 1996
                                                   ---------------  -----------------
                ASSETS
                ------
Current assets:
   Cash and cash equivalents                          $23,298,904        $27,900,802
   Short-term investments                               1,038,190                 --
   Accounts receivable - net                            8,676,897          7,530,809
   Other current assets                                 1,457,391            970,735
                                                   ---------------  -----------------
        Total current assets                           34,471,382         36,402,346
Property and equipment - net                            6,006,817          4,271,880
Deferred tax asset                                        863,406                 --
Other assets                                              903,167          1,091,429
                                                   ---------------  -----------------
        Total assets                                  $42,244,772        $41,765,655
                                                   ===============  =================


    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities           $ 2,221,997        $ 3,254,421
   Short-term borrowings and current portion
     of subordinated notes payable                        805,205            567,705
   Current portion of obligations under
     capital leases                                       648,955          1,533,899
   Deferred revenues                                      506,403            422,875
   Dividends payable on redeemable convertible
     preferred stock                                      166,876            166,876
                                                   ---------------  -----------------
        Total current liabilities                       4,349,436          5,945,776
Obligations under capital leases                           32,399            100,301
Notes payable                                             305,371            457,808
Subordinated notes payable                              1,335,115          1,663,127
                                                   ---------------  -----------------
        Total liabilities                               6,022,321          8,167,012
                                                   ---------------  -----------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 500,000 shares
     authorized; no shares issued or outstanding
     at June 30, 1997 and December 31, 1996,
      respectively                                             --                 --

   Common stock, $.01 par value; 60,000,000 shares
     authorized; 15,468,752 and 15,369,697 shares
     issued; 14,641,460 and 14,568,549 shares
     outstanding at June 30, 1997 and December 31,
     1996, respectively                                   154,697            153,698
   Additional paid-in capital                          36,342,717         36,296,969
   Warrants                                               605,125            605,125
   Retained earnings (deficit)                            744,875         (1,921,075)
                                                   ---------------  -----------------
        Total                                          37,847,414         35,134,717
   Less treasury stock, at cost                        (1,624,963)        (1,536,074)
                                                   ---------------  -----------------
        Total stockholders' equity                     36,222,451         33,598,643
                                                   ---------------  -----------------
        Total liabilities and stockholders' equity    $42,244,772        $41,765,655
                                                   ===============  =================

      See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                          Three Months Ended June 30,
                                          ---------------------------
                                              1997           1996
                                          -------------  ------------
Revenues                                   $ 9,007,849   $ 6,948,721
Cost of revenues                             4,151,534     3,996,396
                                          -------------  ------------
Gross profit                                 4,856,315     2,952,325
                                          -------------  ------------
Operating expenses:
     Development                             1,350,474     1,017,678
     Sales and marketing                     1,348,837       901,949
     General and administrative                976,991       623,080
                                          -------------  ------------
Total operating expenses                     3,676,302     2,542,707
                                          -------------  ------------
Income from operations                       1,180,013       409,618
Other income (expense):
     Interest income                           327,425        38,404
     Interest expense                          (83,687)     (159,657)
     Other non-operating income - net           24,803         1,286
                                          -------------  ------------
Income before provision for income taxes     1,448,554       289,651
Provision for income taxes                     550,430        10,042
                                          -------------  ------------
Net income                                 $   898,124   $   279,609
                                          =============  ============

Net income per common share                      $0.06
                                          =============
Weighted average number of common and
 common equivalent shares outstanding       16,304,975
                                          =============
Pro forma net income per common share                          $0.02
                                                         ============

Pro forma weighted average number of
 common and common equivalent shares
 outstanding                                              13,708,446
                                                         ============

      See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                           Six Months Ended June 30,
                                          ----------------------------
                                              1997           1996
                                              ----           ----
Revenues (includes sales to related
 party of $0 and $3,125, respectively)     $17,830,688    $13,263,057
Cost of revenues                             8,320,091      7,762,426
                                          -------------  -------------
Gross profit                                 9,510,597      5,500,631
                                          -------------  -------------
Operating expenses:
     Development                             2,682,213      1,970,735
     Sales and marketing                     2,604,549      1,665,797
     General and administrative              2,122,617      1,172,095
                                          -------------  -------------
Total operating expenses                     7,409,379      4,808,627
                                          -------------  -------------
Income from operations                       2,101,218        692,004
Other income (expense):
     Interest income                           647,241         44,253
     Interest expense                         (191,542)      (415,543)
     Other non-operating income - net           15,524          1,286
                                          -------------  -------------
Income before provision for income taxes     2,572,441        322,000
Provision for (benefit from) income taxes      (93,509)        19,500
                                          -------------  -------------
Net income                                 $ 2,665,950    $   302,500
                                          =============  =============

Net income per common share                      $0.16
                                          =============
Weighted average number of common and
 common equivalent shares outstanding       16,341,201
                                          =============
Pro forma net income per common share                           $0.02
                                                         =============
Pro forma weighted average number of
 common and common equivalent shares
 outstanding                                               13,793,911
                                                         =============

      See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                      1997           1996
                                                  -------------  ------------
Cash Flows From Operating Activities:
   Net income                                      $ 2,665,950   $   302,500
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  1,696,167     1,665,679
      Amortization of discount on notes                  9,484        35,534
      Deferred tax asset                              (863,406)           --
   Changes in assets and liabilities:
      Accounts receivable and other
       current assets                               (1,632,744)     (649,755)
      Accounts payable and accrued liabilities      (1,032,424)     (888,580)
      Deferred revenues                                 83,528       733,981
      Other assets                                      93,006      (388,860)
                                                  -------------  ------------
   Net cash provided by operating activities         1,019,561       810,499
                                                  -------------  ------------
Cash Flows Used in Investing Activities:
      Purchases of property and equipment           (3,494,550)     (463,646)
      Purchase of investments                       (2,069,323)           --
      Redemption of investments                      1,031,133            --
                                                  -------------  ------------
   Net cash used in investing activities            (4,532,740)     (463,646)
                                                  -------------  ------------

Cash Flows From (Used In) Financing Activities:
      Payments on notes payable                       (152,437)           --
      Payments on subordinated notes payable          (100,000)   (1,151,000)
      Principal payments under capital lease
       obligations                                    (883,029)   (1,077,348)
      Proceeds from issuance of common stock            46,747       136,158
      Payments toward the purchase of treasury
       stock                                                --      (478,833)
      Expenses paid on behalf of stockholder                --      (260,000)
      Proceeds from issuance of mandatory
       redeemable convertible preferred
       stock, net                                           --     5,958,400
                                                  -------------  ------------
   Net cash provided by (used in) financing
    activities                                      (1,088,719)    3,127,377
                                                  -------------  ------------
Net increase (decrease) in cash and cash
 equivalents                                        (4,601,898)    3,474,230
Cash and cash equivalents, beginning of period      27,900,802        58,064
                                                  -------------  ------------
Cash and cash equivalents, end of period           $23,298,904   $ 3,532,294
                                                  =============  ============

      See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

     The consolidated financial statements included herein have been prepared by Lightbridge, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Significant Accounting Policies:

Net Income Per Common Share

     Net income per common and per common equivalent share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share." Dilutive common equivalent shares represent shares issuable upon exercise of stock options and warrants, calculated using the treasury stock method. Primary and fully diluted earnings per share were the same for the three and six month periods ended June 30, 1997.

     Pro forma income per common share for the three month and six month periods ended June 30, 1996 is based on the weighted average number of common and dilutive common equivalent shares (common stock options and warrants) outstanding and assumes that all series of redeemable convertible preferred stock had been converted to common stock as of January 1, 1996. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except in accordance with the requirements of Securities and Exchange Commission Staff Accounting Bulletin No.
83. That Bulletin requires all common shares issued and options or warrants to purchase common stock granted by the Company during the twelve-month period prior to the filing of a proposed initial public offering be included in the calculation as if they were outstanding for all periods. For purposes of applying the Bulletin, the Company has used the initial public offering price of $10 per share from the Company's offering in October 1996.

     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the three months and six months ended June 30, 1997 and 1996, reported earnings per share would have been as follows:

                                     Three Months  Ended      Six Months Ended
                                          June 30,                June 30,
                                     -------------------      ----------------
                                       1997       1996         1997      1996
                                     --------   --------      ------    ------
      Basic......................      $0.06      $0.02        $0.18     $0.02
      Diluted....................       0.06       0.02         0.16      0.02

Income Taxes

     In October 1993, the Company adopted SFAS No. 109. "Accounting for Income Taxes." In connection with the adoption, the Company recorded a deferred tax asset relating to the tax benefit of operating losses, and differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At that time the Company provided a full valuation allowance equal to the entire deferred tax asset as the

Company believed it was more likely than not that the deferred tax asset would not be realized.


     During the first quarter of 1997, the Company determined that the valuation allowance was no longer necessary for the existing deferred tax assets and deferred tax assets arising during the quarter, and recorded an income tax benefit of approximately $644,000.

Reclassifications

     Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING RISK FACTORS SET FORTH UNDER "ITEM 1A. Risk Factors" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 AND INCORPORATED BY REFERENCE AS AN EXHIBIT TO THIS FORM 10-Q.

PROFILE and SAMSPEN are registered trademarks of the Company, and ALLEGRO, CAS_COMM, CHANNEL WIZARD, CHURN PROPHET, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, 800-FOR-CREDIT, FRAUD SENTINEL, INSIGHT, IRIS, LIGHTBRIDGE, POPS, POSTALPRO, SAMS, TELESTO, TELECOMMUNICATIONS INTELLIGENCE and WIRELESS INTELLIGENCE are trademarks of the Company. Other trademarks or trade names referred to in this Form 10-Q are the property of their respective owners.

Results of Operations

Overview
--------

Lightbridge, Inc. ("Lightbridge" or the "Company") develops, markets and supports a suite of integrated products and services that enable telecommunications carriers to improve their customer acquisition and retention processes.

The Company's revenues consist of transaction revenues and software and consulting revenues. Historically, transaction revenues have accounted for substantially all of the Company's revenues, although software and consulting revenues have increased during recent periods primarily as a result of the licensing of certain software products and the demand for the Company's Business Integration consulting services.

Lightbridge's transaction revenues are derived primarily from the processing of applications of subscribers for wireless telecommunications services and the activation of service for those subscribers. The Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing teleservices call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. The Company's clients are charged on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers utilizing the Company's services in attracting subscribers and the markets served by the Company for its clients. Revenues are recognized in the period when the services are performed.

The Company's software and consulting revenues have been derived primarily from developing customized software and providing Business Integration consulting services. The Company also began licensing its Channel Solutions software with the introduction of its POPS and Iris products in fiscal 1995, its SAMS software in 1996 and its Retail Management Systems software in 1997. Lightbridge's Channel Solutions products and services are designed to assist customers in interfacing with the Company's systems and are being marketed primarily to wireless telecommunications carriers that utilize the Company's transaction processing services. The Company's Telecommunications Intelligence, formally known as Wireless Intelligence, products are being designed to help carriers analyze their marketplace to improve their business operations. While its Channel Solutions and its Telecommunications Intelligence products are licensed as packaged software products, each of these products requires customization and integration with other products and systems to varying degrees. Revenues derived from consulting and other projects are recognized throughout the performance period of the contracts. Revenues from licensing software are recognized at the later of delivery of the licensed product or satisfaction of acceptance criteria. Lightbridge's software and consulting revenues depend substantially on the continuing need for integration of disparate systems and acceptance of the Company's software products by the Company's existing and new clients.


Results of Operations Data:
---------------------------
                                          Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                          ------------------    ----------------
                                           1997        1996      1997      1996
                                           ----        ----      ----      ----
Revenues:
  Transaction.........................     66.3%       77.3%     67.3%     80.3%
  Software and consulting.............     33.7        22.7      32.7      19.7
                                        --------     -------   -------   -------
                                          100.0       100.0     100.0     100.0
Cost of revenues......................     46.1        57.5      46.7      58.5
                                        --------     -------   -------   -------
Gross profit..........................     53.9        42.5      53.3      41.5
                                        --------     -------   -------   -------

Operating expenses:
  Development.........................     15.0        14.6      15.0      14.9
  Sales and marketing.................     15.0        13.0      14.6      12.6
  General and administrative..........     10.8         9.0      11.9       8.8
                                        --------     -------   -------   -------
     Total operating expenses.........     40.8        36.6      41.5      36.3
                                        --------     -------   -------   -------
Income from operations................     13.1         5.9      11.8       5.2
Other income (expense), net...........      3.0        (1.8)      2.6      (2.8)
                                        --------     -------   -------   -------
Income before income taxes............     16.1         4.1      14.4       2.4
Provision for (benefit from) income
  taxes...............................      6.1         0.1      (0.6)     (0.1)
                                        --------     -------   -------   -------
Net income............................     10.0%        4.0%     15.0%      2.3%
                                        ========     =======   =======   =======

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

Revenues. Revenues increased by 29.6% to $9.0 million in the three months ended
--------
June 30, 1997 from $6.9 million in the three months ended June 30, 1996.

Transaction revenues increased by 11.2% to $6.0 million in the three months ended June 30, 1997 from $5.4 million in the three months ended June 30, 1996. The increase in transaction revenues for the three month period ended June 30, 1997 was primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and additional new carrier clients.

Software and consulting revenues increased by 92.4% to $3.0 million in the three months ended June 30, 1997 from $1.6 million in the three months ended June 30, 1996. The increase in software and consulting revenues for the three month period ended June 30, 1997 was a result of the increase in revenues attributable to both customized software integration services and licensed software.

Cost of Revenues.  Cost of revenues consists primarily of personnel costs, costs
----------------
of maintaining systems and networks used in processing subscriber qualification and activation transactions (including depreciation and amortization of those systems and networks), and amortization of capitalized software. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's Teleservices Group and changes in the mix of total revenues between transaction revenues and software and consulting revenues.

Cost of revenues increased by 3.9% to $4.2 million in the three months ended June 30, 1997 from $4.0 million in the three months ended June 30, 1996, while decreasing as a percentage of total revenues to 46.1% from 57.5%. The dollar increase in costs for the three month period ended June 30, 1997 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in cost of revenues as a percentage of total revenues for the three month period ended June 30, 1997 primarily resulted from a higher percentage of transaction revenues from on-line processing, a higher percentage of revenues from customized software integration services and licensed software and increased utilization of the Company's operating and networking systems.

Development.  Development expenses consist primarily of personnel and outside
-----------
technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. Development expenses increased by 32.7% to $1.4 million in the three months ended June 30, 1997 from $1.0 million in the three months ended June 30, 1996, while increasing as a percentage of total revenues to 15.0% from 14.6%. Both the dollar increase and the increase as a percentage of total revenues for the three month period ended June 30, 1997 resulted primarily from the addition of engineering personnel necessary to support the Company's development programs. The Company expects to continue to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its Customer Acquisition System, Telecommunications Intelligence, Business Integration and Channel Solutions products, as well as to develop new products and services.

Sales and Marketing.  Sales and marketing expenses consist primarily of
-------------------
salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Sales and marketing expenses increased by 49.5% to $1.3 million in the three months ended June 30, 1997 from $0.9 million in the three months ended June 30, 1996, and increased as a percentage of total revenues to 15% from 13.0%. Both the dollar increase and the increase as a percentage of total revenues for the three month period ended June 30, 1997 were due to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs. The Company continues to invest in sales and marketing efforts in order to increase its penetration into existing accounts and to add new clients and markets.

General and Administrative.  General and administrative expenses consist
--------------------------
principally of salaries of administrative, executive, finance and human resources personnel, as well as outside professional fees. General and administrative expenses increased by 56.8% to $1.0 million in the three months ended June 30, 1997 from $0.6 million in the three months ended June 30, 1996, and increased as a percentage of total revenues to 10.8% from 9.0%. Both the dollar increase and the increase as a percentage of total revenues for the three month period ended June 30, 1997 resulted primarily from increased recruiting fees associated with the hiring of company personnel and the addition of finance and human resource personnel. The Company expects further increases in general and administrative expenses through the end of 1997.

Other Income (Expense) Net.   Other income (expense) in the three month period
--------------------------
ended June 30, 1997 consisted predominantly of interest income and expense. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest expense decreased by 47.6% to $0.1 million in the three months ended June 30, 1997 from $0.2 million in the three months ended June 30, 1996. Interest income, which historically had not been significant, increased to $0.3 million in the three month period ended June 30, 1997 from $38,404 in the three months ended June 30, 1996 as a result of the investment of the proceeds from the Company's initial public offering in October 1996.

Provision for Income Taxes.  During the three months ended June 30, 1997 the
--------------------------
Company experienced a net income tax provision of $0.6 million. No significant provision for or benefit from income taxes was recorded in the three months ended June 30, 1996. The effective tax rate for the three months ended June 30, 1997 and 1996 was approximately 38% and 4% respectively.


Six Months Ended June 30,1997 and 1996
--------------------------------------

Revenues. Revenues increased by 34.4% to $17.8 million in the six months ended
--------
June 30, 1997 from $13.3 million in the six months ended June 30, 1996.

Transaction revenues increased by 12.7% to $12.0 million in the six months ended June 30, 1997 from $10.7 million in the six months ended June 30, 1996. The increase in transaction revenues for the six month period ended June 30, 1997 was primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and additional new carrier clients.

Software and consulting revenues increased by 123.3% to $5.8 million in the six months ended June 30, 1997 from $2.6 million in the six months ended June 30, 1996. The increase in software and consulting revenues for the six month period ended June 30, 1997 was principally a result of the increase in revenues attributable to customized software integration services.

Cost of Revenues. Cost of revenues increased by 7.2% to $8.3 million in the six
----------------
months ended June 30, 1997 from $7.8 million in the six months ended June 30, 1996, while decreasing as a percentage of total revenues to 46.7% from 58.5%. The dollar increase in costs for the six month period ended June 30, 1997 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in cost of revenues as a percentage of total revenues for the six month period ended June 30, 1997 primarily resulted from a higher percentage of transaction revenues from on-line processing, a higher percentage of revenues from customized software integration services and licensed software and increased utilization of the Company's operating and networking systems.

Development. Development expenses increased by 36.1% to $2.7 million in the six
-----------
months ended June 30, 1997 from $2.0 million in the six months ended June 30, 1996, increasing as a percentage of total revenues to 15.0% from 14.9%. Both the dollar increase and the increase as a percentage of total revenues for the six month period ended June 30, 1997 resulted primarily from the addition of engineering personnel necessary to support the Company's development programs.

Sales and Marketing. Sales and marketing expenses increased by 56.4% to $2.6
-------------------
million in the six months ended June 30, 1997 from $1.7 million in the six months ended June 30, 1996, and increased as a percentage of total revenues to 14.6% from 12.6%. Both the dollar increase and the increase as a percentage of total revenues for the six month period ended June 30, 1997 were due to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs.

General and Administrative. General and administrative expenses increased by
--------------------------
81.1% to $2.1 million in the six months ended June 30, 1997 from $1.2 million in the six months ended June 30, 1996, and increased as a percentage of total revenues to 11.9% from 8.8%. Both the dollar increase and the increase as a percentage of total revenues for the six month period ended June 30, 1997 resulted primarily from increased recruiting fees associated with the hiring of company personnel and the addition of finance and human resource personnel.

Other Income (Expense) Net.  Other income
--------------------------

(expense) in the six month period ended June 30, 1997 consisted predominantly of interest income and expense. Interest expense decreased by 53.9% to $0.2 million in the six months ended June 30, 1997 from $0.4 million in the six months ended June 30, 1996. Interest income, which historically had not been significant, increased to $0.6 million in the six month period ended June 30, 1997 as a result of the investment of the proceeds from the Company's initial public offering in October 1996.

Provision for (Benefit from) Income Taxes.  During the six months ended June 30,
-----------------------------------------
1997, the Company's net income tax benefit of $93,509 was derived from the reversal of the Company's deferred tax asset valuation allowance of $0.7 million, the utilization of the tax credits, which aggregated $0.4 million, offset by a provision of $1.0 million. No significant provision for or benefit from income taxes was recorded in the six months ended June 30, 1996.

Liquidity and Capital Resources

     Prior to its initial public offering, the Company funded its operations primarily through private placements of equity and debt securities, cash generated from operations, bank borrowings and equipment financings.

     In October 1996, the Company consummated an initial public offering in which 4,370,000 shares of the Company's Common Stock ($.01 par value) were sold at an initial public offering price of $10.00 per share. The total shares consisted of 3,021,868 shares sold by the Company and 1,348,132 shares sold by selling shareholders. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $27.1 million. These proceeds were used to repay certain debt obligations of the Company, to repurchase certain shares of the common stock of the Company and to fund working capital and other general corporate purposes.

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

     As of June 30, 1997, the Company had cash and cash equivalents of $23.3 million, short-term investments of $1.0 million and working capital of $30.1 million. The Company believes that the current cash balances and funds available under existing lines of credit will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

     The Company's capital expenditures in the three and six month periods ended June 30, 1997 and 1996 aggregated $2.3 million, $3.5 million, $0.2 million and $0.5 million, respectively. The capital expenditures consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure, leasehold improvements related to the relocation of the Company's corporate headquarters and computer equipment for development activities. The Company expects capital expenditures for the remainder of 1997 to approximate $1.0 million including capital expenditures related to the move of its corporate headquarters in August 1997. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2004.

     The Company has a $4.0 million working capital line of credit and a $2.0 million equipment line of credit with Silicon Valley Bank (the ''Bank''). The working capital line of credit is secured by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability, which was approximately $3.3 million at June 30, 1997, is based on the amount of qualifying accounts receivable. At June 30, 1997, there were no borrowings outstanding under the working capital line of credit and borrowings of $610,577 million were outstanding under the equipment line of credit. The agreements contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit was renewed in June 1997 and will expire in June 1998. The equipment line of credit expires in June 1999.

     In March 1997 the Company entered into a seven year lease for approximately 46,000 square feet in Burlington, Massachusetts. In August 1997 the Company relocated its headquarters to the Burlington facility and subleased a portion of the 39,000 square foot facility in Waltham.

Inflation

     Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), which is effective for fiscal 1997. SFAS 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of SFAS 128. The Company will adopt SFAS 128 in the fourth quarter of 1997. See Note 2 to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements.

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a)  The Company held its Annual Meeting of Stockholders on May 22, 1997.

 (b) At such Annual Meeting the nominee for Class I director was elected as indicated by the following schedule of votes cast for and withheld from that director:

                                Total Votes                    Total Votes
      Nominee                   for Director              Withheld from Director
      -------                   ------------              ----------------------
      Douglas A. Kingsley       10,424,094                        143,850

      There were no abstentions or broker non-votes with respect to the election of the Class I director nominee.

      The other directors whose terms of office continued after the meeting are indicated by the following schedule:

      Directors with Terms Expiring in 1998 (Class II Directors):

      Andrew I. Fillat
      D. Quinn Mills

      Directors with Terms Expiring in 1999 (Class III Directors):

      Pamela D.A. Reeve
      Torrence C. Harder

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits
 11.1 Statement re: computation of per share earnings
 27.1 Financial Data Schedule for the three months ended June 30, 1997
 99.1 Information set forth under the heading "ITEM 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

---------------



 (b)  Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LIGHTBRIDGE, INC.


Dated: August 13, 1997                 By: /s/ William G. Brown
                                          ---------------------
                                       William G. Brown
                                       Chief Financial Officer, Vice President
                                       of Finance and Administration and
                                       Treasurer (Authorized Officer and
                                       Principal Financial and Accounting
                                       Officer)