Form 10-Q
period 1997-09-30
LIGHTBRIDGE INC
filed 1997-11-14
CIK 1017172

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------    ---------------

                       COMMISSION FILE NUMBER: 000-21319

                               LIGHTBRIDGE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      04-3065140
(State or other jurisdiction of           (I.R.S employer identification number)
 incorporation or jurisdiction)


                            67 South Bedford Street
                              Burlington, MA 01803
          (Address of principal executive offices, including Zip Code)

                                 (781) 359-4000
              (Registrant's telephone number, including area code)

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

     Yes [X]    No [_]


As of October 31, 1997, there were 14,725,164 shares of the registrant's common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997


Table of Contents

                               PART I.  FINANCIAL INFORMATION                                                     Page No.
                                                                                                                 ----------
ITEM 1.    Unaudited Condensed Consolidated Financial Statements:

           Balance Sheets as of September 30, 1997 and December 31, 1996  .......................................        3

           Income Statements for the Three Months Ended September 30, 1997 and September 30, 1996................        4

           Income Statements for the Nine Months Ended September 30, 1997 and September 30, 1996.................        5

           Statements of Cash Flow for the Nine Months Ended September 30, 1997 and September 30,  1996..........        6

           Notes to Condensed Consolidated Financial Statements..................................................        7

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................        9
                                 PART II.  OTHER INFORMATION                                                      Page No.
                                                                                                                 ----------

ITEM 2.    Changes in Securities and Use of Proceeds.............................................................       16

ITEM 6.    Exhibits and Reports on Form 8-K .....................................................................       16

           Signature.............................................................................................       17

PART I.   FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30, 1997              December 31, 1996
                                                                          ---------------------------     --------------------------

                                  ASSETS
                                  ------
Current assets:
  Cash and cash equivalents                                                               $20,994,026                    $27,900,802
  Accounts receivable - net                                                                10,441,474                      7,530,809
  Other current assets                                                                      1,953,848                        970,735
                                                                          ---------------------------     --------------------------
        Total current assets                                                               33,389,348                     36,402,346
Property and equipment - net                                                                9,086,943                      4,271,880
Deferred tax asset                                                                            931,752                             --
Other assets - net                                                                          1,429,105                      1,091,429
                                                                          ---------------------------     --------------------------
           Total assets                                                                   $44,837,148                    $41,765,655
                                                                          ===========================     ==========================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                                                 $3,931,746                    $3,254,421
  Short-term borrowings and current portion of subordinated notes
   payable                                                                                    805,205                       567,705
  Current portion of obligations under capital leases                                         318,396                     1,533,899
  Deferred revenues                                                                           346,349                       422,875
  Dividends payable on redeemable convertible preferred stock                                 166,876                       166,876
                                                                          ---------------------------     -------------------------
        Total current liabilities                                                           5,568,572                     5,945,776
Obligations under capital leases                                                               15,667                       100,301
Notes payable                                                                                 229,071                       457,808
Subordinated notes payable                                                                  1,227,478                     1,663,127
Deferred rent                                                                                 399,946                            --
                                                                          ---------------------------     -------------------------
        Total liabilities                                                                   7,440,734                     8,167,012
                                                                          ---------------------------     -------------------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
       issued or outstanding                                                                       --                            --
     Common stock, $.01 par value; 60,000,000 shares authorized;
       15,550,116 and 15,369,697 shares issued;  14,722,824 and
       14,568,549 shares outstanding at September 30, 1997 and
       December 31, 1996, respectively                                                        155,507                       153,698
     Additional paid-in capital                                                            36,594,905                    36,296,969
     Warrants                                                                                 598,875                       605,125
     Retained earnings (deficit)                                                            1,672,090                    (1,921,075)
                                                                          ---------------------------      ------------------------
        Total                                                                              39,021,377                    35,134,717
     Less treasury stock, at cost                                                          (1,624,963)                   (1,536,074)
                                                                          ---------------------------      ------------------------
        Total stockholders' equity                                                         37,396,414                    33,598,643
                                                                          ---------------------------      ------------------------
           Total liabilities and stockholders' equity                                     $44,837,148                   $41,765,655
                                                                          ===========================      ========================


       See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                                 Three Months Ended September 30,
                                                                   ----------------------------------------------------------
                                                                               1997                            1996
                                                                   --------------------------      --------------------------
Revenues                                                                          $ 9,457,282                     $ 7,372,091
Cost of revenues                                                                    4,385,102                       3,969,733
                                                                   --------------------------      --------------------------
Gross profit                                                                        5,072,180                       3,402,358
                                                                   --------------------------      --------------------------
Operating expenses:
   Development                                                                      1,532,353                       1,155,407
   Sales and marketing                                                              1,249,481                         907,958
   General and administrative                                                       1,097,373                         806,357
                                                                   --------------------------      --------------------------
Total operating expenses                                                            3,879,207                       2,869,722
                                                                   --------------------------      --------------------------
Income from operations                                                              1,192,973                         532,636
Other income (expense):
   Interest income                                                                    292,304                          34,177
   Interest expense                                                                   (88,194)                       (193,307)
   Other non-operating income - net                                                    98,432                              --
                                                                   --------------------------      --------------------------
Income before provision for income taxes                                            1,495,515                         373,506
Provision for income taxes                                                            568,300                          20,000
                                                                   --------------------------      --------------------------
Net income                                                                        $   927,215                     $   353,506
                                                                   ==========================      ==========================

Net income per common share                                                             $0.06
                                                                   ==========================

Weighted average number of common and common
      equivalent shares outstanding                                                16,646,998
                                                                   ==========================

Pro forma net income per common share                                                                                   $0.03
                                                                                                   ==========================

Pro forma weighted average number of common and common
 equivalent shares outstanding                                                                                     13,932,723
                                                                                                   ==========================

       See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                           Nine Months Ended September 30,
                                                             --------------------------------------------------------
                                                                         1997                           1996
                                                             -------------------------      -------------------------
Revenues                                                                   $27,287,970                    $20,635,148
Cost of revenues                                                            12,705,193                     11,738,311
                                                             -------------------------      -------------------------
Gross profit                                                                14,582,777                      8,896,837
                                                             -------------------------      -------------------------
Operating expenses:
   Development                                                               4,214,566                      3,126,142
   Sales and marketing                                                       3,854,030                      2,567,603
   General and administrative                                                3,219,990                      1,978,452
                                                             -------------------------      -------------------------
Total operating expenses                                                    11,288,586                      7,672,197
                                                             -------------------------      -------------------------
Income from operations                                                       3,294,191                      1,224,640
Other income (expense):
   Interest income                                                             939,545                         79,716
   Interest expense                                                           (279,736)                      (608,850)
   Other non-operating income - net                                            113,956                             --
                                                             -------------------------      -------------------------
Income before provision for income taxes                                     4,067,956                        695,506
Provision for income taxes                                                     474,791                         39,500
                                                             -------------------------      -------------------------
Net income                                                                 $ 3,593,165                    $   656,006
                                                             =========================      =========================

Net income per common share                                                      $0.22
                                                             =========================

Weighted average number of common and common
      equivalent shares outstanding                                         16,448,080
                                                             =========================
Pro forma net income per common share                                                                           $0.05
                                                                                            =========================
Pro forma weighted average number of common and common
 equivalent shares outstanding                                                                             13,752,080
                                                                                            =========================

       See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                     Nine Months Ended September 30,
                                                                            --------------------------------------------------
                                                                                     1997                        1996
                                                                            ----------------------       ---------------------
Cash Flows From Operating Activities:
  Net income                                                                          $ 3,593,165                 $   656,006
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      3,217,823                   2,597,576
     Amortization of discount on notes                                                     26,847                      54,284
     Gain on disposal of equipment                                                        (43,003)                         --
     Deferred taxes                                                                      (931,752)                         --
  Changes in assets and liabilities:
     Accounts receivable and other current assets - net                                (4,148,183)                 (1,344,583)
     Accounts payable and accrued liabilities                                             677,325                    (415,610)
     Deferred revenues                                                                    (76,526)                    138,748
     Other assets - net                                                                  (249,811)                     35,226
     Deferred rent                                                                        399,946                          --
                                                                          -----------------------      ----------------------
  Net cash provided by operating activities                                             2,465,831                   1,721,647
                                                                          -----------------------      ----------------------

Cash Flows Used in Investing Activities:
     Purchase of property and equipment                                                (7,681,993)                 (1,541,990)
     Purchase of investments                                                           (2,069,323)                         --
     Redemption of investments                                                          2,069,323                          --
     Other assets                                                                              --                    (350,000)
     Capitalization of software costs                                                    (333,203)                         --
     Proceeds from sale of equipment                                                      166,246                          --
     Reimbursement for leasehold improvements                                             254,405                          --
                                                                          -----------------------      ----------------------
  Net cash used in investing activities                                                (7,594,545)                 (1,891,990)
                                                                          -----------------------      ----------------------

Cash Flows From (Used In) Financing Activities:
     Payments on notes payable                                                           (453,737)                 (1,151,000)
     Principal payments under capital lease obligations                                (1,230,320)                 (1,612,542)
     Proceeds from issuance of common stock                                               139,910                     136,158
     Proceeds from exercise of warrant                                                     25,000                          --
     Proceeds from equipment line borrowings                                                   --                     763,013
     Payments toward the purchase of treasury stock                                            --                    (608,833)
     Expenses paid on behalf of stockholder                                                    --                    (260,000)
     Initial public offering expenditures                                                      --                    (667,610)
     Expenditures made for acquisition activities                                        (183,915)                         --
     Proceeds from issuance of mandatory redeemable
       convertible preferred stock, net                                                        --                   5,958,467

     Issuance of note receivable                                                          (75,000)                         --
                                                                          -----------------------      ----------------------
  Net cash provided by (used in) financing activities                                  (1,778,062)                  2,557,653
                                                                          -----------------------      ----------------------
Net increase (decrease) in cash and cash equivalents                                   (6,906,776)                  2,387,310
Cash and cash equivalents, beginning of period                                         27,900,802                      58,064
                                                                          -----------------------      ----------------------
Cash and cash equivalents, end of period                                              $20,994,026                 $ 2,445,374
                                                                          =======================      ======================

       See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

  The condensed consolidated financial statements included herein have been prepared by Lightbridge, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Significant Accounting Policies:

Net Income Per Common Share

  Net income per common and per common equivalent share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share." Dilutive common equivalent shares represent shares issuable upon exercise of stock options and warrants, calculated using the treasury stock method. Primary and fully diluted earnings per share were the same for the three and nine month periods ended September 30, 1997.

  Pro forma income per common share for the three month and nine month periods ended September 30, 1996 is based on the weighted average number of common and dilutive common equivalent shares (common stock options and warrants) outstanding and assumes that all series of the Company's redeemable convertible preferred stock had been converted to common stock as of January 1, 1996. In connection with the closing of the Company's initial public offering in October 1996, all outstanding shares of redeemable convertible preferred stock were converted to shares of the Company's common stock. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except in accordance with the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 83. That Bulletin requires all common shares issued and options or warrants to purchase common stock granted by the Company during the twelve-month period prior to the filing of a proposed initial public offering be included in the calculation as if they were outstanding for all periods. For purposes of applying the Bulletin, the Company has used the initial public offering price of $10 per share from the Company's offering in October 1996.

  In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the three months and nine months ended September 30, 1997 and 1996, reported earnings per share would have been as follows:

                                                                  Three Months                   Nine Months Ended
                                                               Ended September 30,                 September 30,
                                                      -----------------------------------     -----------------------------
                                                             1997                1996              1997             1996
                                                      -----------------     -------------     ------------     ------------
Basic...............................                              $0.06             $0.05            $0.25            $0.08
Diluted.............................                               0.06              0.03             0.21             0.06

Income Taxes

  In October 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." In connection with the adoption, the Company recorded a deferred tax asset relating to the tax benefit of operating losses, and differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At that time the Company provided a full valuation allowance equal to the entire deferred tax asset as the Company believed it was more likely than not that the deferred tax asset would not be realized.

  During the first quarter of 1997, the Company determined that a valuation allowance was no longer necessary for the existing deferred tax assets and deferred tax assets arising during the quarter, and recorded an income tax benefit of approximately $644,000.

Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The adoption of SFAS 130 will not have a material impact on the Company's results of operations, financial position, or cash flow.

  In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The adoption of SFAS 131 will not have a material impact on the Company's results of operations, financial position, or cash flow.

Reclassifications

  Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

3.   Commitments:

  The Company leases computer and other equipment under various noncancelable leases which have been capitalized for financial reporting purposes. The Company has noncancelable operating lease agreements for office space and certain equipment. In August 1997 the Company relocated its corporate facilities to Burlington, Massachusetts pursuant to a seven year lease agreement and subleased a portion of it's corporate facility in Waltham, Massachusetts for the remaining term of the existing leases for that facility.

     Future minimum payments under operating leases and income from subleases consist of the following at September 30, 1997:

                                                                                 OPERATING                           SUBRENTAL
                                                                                  LEASES                              INCOME
-----------------------------------------------------------------          -------------------               -----------------------

Three months ended December 31, 1997.............................                  $   666,898                            $  203,656
Year ended December 31, 1998.....................................                    2,496,225                               828,202
Year ended December 31, 1999.....................................                    2,465,296                               860,787
Year ended December 31, 2000.....................................                    2,358,077                               787,370
Year ended December 31, 2001.....................................                    1,894,284                               298,139
Year ended December 31, 2002.....................................                    1,159,916                                    --
                                                                           -------------------               -----------------------
Total minimum lease payments.....................................                  $11,040,696                            $2,978,154
                                                                           ===================               =======================



4.   Coral Acquisition:

  On September 9, 1997, the Company, SeeCross Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Acquisition Corp."), and Coral Systems, Inc. ("Coral") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") providing for the Company's acquisition of all of the outstanding shares of Coral's capital stock ("Coral Capital Stock"), consisting of Coral's common stock, $0.001 par value ("Coral Common"), Series A preferred stock, $0.001 par value, Series B preferred stock, $0.001 par value and Series C preferred stock, $0.001 par value. Coral provides client-server software products both domestically and internationally for the wireless telecommunications industry to enable carriers to reduce fraud and customer turnover, or "churn", and increase operating efficiencies.

  On November 6, 1997, the stockholders of Coral approved the Reorganization Agreement. On November 7, 1997, a closing was held under the Reorganization Agreement and a merger was effected in which Acquisition

Corp. was merged with and into Coral (the "Merger"), with the surviving corporation becoming a wholly owned subsidiary of the Company.

  Pursuant to the Merger, each of the outstanding shares of Coral Capital Stock, other than any duly qualified dissenting share, was converted into a fraction of a share of Lightbridge common stock, $0.01 par value ("Lightbridge Common") determined as set forth in the Reorganization Agreement. Pursuant to the Reorganization Agreement, the Company will issue shares of Lightbridge Common in exchange for Coral Capital Stock, subject to certain post-closing adjustments based on Coral's working capital as of November 7, 1997.

  In addition, the Company reserved shares of Lightbridge Common for issuance upon exercise of outstanding Coral options and warrants. As a result of the Merger, each Coral option and warrant outstanding at November 7, 1997, whether vested or unvested, now entitles its holder, upon exercise (if and when vested), to receive that number of whole shares of Lightbridge Common equal to the product of the number of shares of Coral Common that were issuable upon exercise of such option or warrant immediately prior to November 7, 1997 (without regard to vesting) multiplied by the conversion rate for a single share of Coral Common, rounded down to the nearest whole number of shares of Lightbridge Common. The per share exercise price for the Lightbridge Common issuable upon exercise of each such option and warrant is now equal to the per share exercise price thereof immediately prior to November 7, 1997, divided by the conversion rate for a single share of Coral Common.

  The acquisition of Coral by Lightbridge is a tax-free reorganization and will be accounted for as a purchase. It will include approximately $17 million of expenses written off in the fourth quarter of 1997 which consists of $16 million of in-process research and development technology and $1 million of other expenses. The Company expects to incur a net loss for both the three months and year ended December 31, 1997 as a result of the acquisition of Coral.

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

PROFILE is a registered trademark of the Company, and ALLEGRO, CAS_COMM, CHANNEL WIZARD, CHURN PROPHET, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, 800-FOR-CREDIT, FRAUD SENTINEL, INSIGHT, IRIS, LIGHTBRIDGE, POPS, POSTALPRO, RETAIL MANAGEMENT SYSTEM, SAMS, TELECOMMUNICATIONS INTELLIGENCE, TELESTO, and WIRELESS INTELLIGENCE are trademarks of the Company. Other trademarks or trade names referred to in this Form 10-Q are the property of their respective owners.


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

Lightbridge's transaction revenues have been derived primarily from the processing of applications of subscribers for wireless telecommunications services and the activation of service for those subscribers. The Company's clients are charged on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers utilizing the Company's services in attracting subscribers and the markets served by the Company for its clients. Revenues are recognized in the period when the services are performed.

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

  The acquisition of Coral by Lightbridge is a tax-free reorganization and will be accounted for as a purchase. It will include approximately $17 million of expenses written off in the fourth quarter of 1997 which consists of $16 million of in-process research and development technology and $1 million of other expenses. The Company expects to incur a net loss for both the three months and year ended December 31, 1997 as a result of the acquisition of Coral.

Results of Operations Data:
---------------------------
(As a percentage of total income)

                                                               Three Months Ended                   Nine Months Ended
                                                                   September 30,                      September 30,
                                                          ------------------------------      -----------------------------
                                                               1997             1996             1997             1996
                                                          ------------      ------------      -----------      ------------
Revenues:
  Transaction.............................................        71.4%             70.1%            68.7%             77.6%
  Software and consulting.................................        28.6              29.9             31.3              22.4
                                                          ------------      ------------      -----------      ------------
                                                                 100.0             100.0            100.0             100.0
Cost of revenues..........................................        46.4              53.8             46.6              56.9
                                                          ------------      ------------      -----------      ------------
Gross profit..............................................        53.6              46.2             53.4              43.1
                                                          ------------      ------------      -----------      ------------

Operating expenses:
  Development.............................................        16.2              15.7             15.4              15.1
  Sales and marketing.....................................        13.2              12.3             14.1              12.4
  General and administrative..............................        11.6              10.9             11.8               9.7
                                                          ------------      ------------      -----------      ------------
    Total operating expenses..............................        41.0              38.9             41.3              37.2
                                                          ------------      ------------      -----------      ------------
Income from operations....................................        12.6               7.2             12.1               5.9
Other income (expense), net...............................         3.2              (2.2)             2.8              (2.5)
                                                          ------------      ------------      -----------      ------------
Income before income taxes................................        15.8               5.0             14.9               3.4
Provision for income taxes................................         6.0               0.3              1.7               0.2
                                                          ------------      ------------      -----------      ------------
Net income................................................         9.8%              4.7%            13.2%              3.2%
                                                          ============      ============      ===========      ============

Three Months Ended September 30, 1997 and 1996
----------------------------------------------


Revenues. Revenues increased by 28.3% to $9.5 million in the three months ended
--------
September 30, 1997 from $7.4 million in the three months ended September 30, 1996.

Transaction revenues increased by 30.6% to $6.8 million in the three months ended September 30, 1997 from $5.2 million in the three months ended September 30, 1996. The increase in transaction revenues for the three month period ended September 30, 1997 was primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and additional new carrier clients.

Software and consulting revenues increased by 22.9% to $2.7 million in the three months ended September 30, 1997 from $2.2 million in the three months ended September 30, 1996. The increase in software and consulting revenues for the three month period ended September 30, 1997 was a result of the increase in revenues attributable to both customized software integration services and licensed software from existing carrier clients and additional new carrier clients.

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

Cost of revenues increased by 10.5% to $4.4 million in the three months ended September 30, 1997 from $4.0 million in the three months ended September 30, 1996, while decreasing as a percentage of total revenues to 46.4% from 53.8%. The dollar increase in costs for the three month period ended September 30, 1997 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in cost of revenues as a percentage of total revenues for the three month period ended September 30, 1997 primarily resulted from a higher percentage of transaction revenues from on-line processing and increased utilization of the Company's operating and networking systems. During the three months ended September 30, 1997, the Company capitalized approximately $334,000 of software development costs. These costs will be amortized over twenty-four months beginning with the fourth quarter of 1997.

Development.  Development expenses consist primarily of personnel and outside
-----------
technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. Development expenses increased by 32.6% to $1.5 million in the three months ended September 30, 1997 from $1.2 million in the three months ended September 30, 1996, while increasing as a percentage of total revenues to 16.2% from 15.7%. Both the dollar increase and the increase as a percentage of total revenues for the three month period ended September 30, 1997 resulted primarily from the addition of engineering personnel necessary to support the Company's development programs. The Company expects to continue to increase its engineering and development efforts in order to continue enhancing its existing products and services as well as to develop new products and services.

Sales and Marketing.  Sales and marketing expenses consist primarily of
-------------------
salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Sales and marketing expenses increased by 37.6% to $1.2 million in the three months ended September 30, 1997 from $0.9 million in the three months ended September 30, 1996, and increased as a percentage of total revenues to 13.2% from 12.3%. Both the dollar increase and the increase as a percentage of total revenues for the three month period ended September 30, 1997 were due to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs. The Company continues to invest in sales and marketing efforts in order to increase its penetration into existing accounts and to add new clients in the Company's existing markets and other markets.

General and Administrative.  General and administrative expenses consist
--------------------------
principally of salaries of administrative, executive, finance and human resources personnel, as well as outside professional fees. General and administrative expenses increased by 36.1% to $1.1 million in the three months ended September 30, 1997 from $0.8 million in the three months ended September 30, 1996, and increased as a percentage of total revenues to 11.6% from 10.9%. Both the dollar increase and the increase as a percentage of total revenues for the three month period ended September 30, 1997 resulted primarily from increased recruiting fees and the addition of finance and human resource personnel. The Company expects further increases in general and administrative expenses through the end of 1997.

Other Income (Expense) Net. Other income (expense) in the three month period
--------------------------
ended September 30, 1997 consisted predominantly of interest income and expense. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest expense decreased by 54.4% to $0.1 million in the three months ended September 30, 1997 from $0.2 million in the three months ended September 30, 1996. Interest income, which historically had not been significant, increased to $0.3 million in the three month period ended September 30, 1997 from approximately $34,000 in the three months ended September 30, 1996 as a result of the investment of the proceeds from the Company's initial public offering received in October 1996.

Provision for Income Taxes.  During the three months ended September 30, 1997
--------------------------
the Company experienced a net income tax provision of $0.6 million. No significant provision for or benefit from income taxes was recorded in the three months ended September 30, 1996. The effective tax rates for the three months ended September 30, 1997 and 1996 were approximately 38.0% and 5.4%, respectively



Nine Months Ended September 30,1997 and 1996
--------------------------------------------


Revenues. Revenues increased by 32.2% to $27.3 million in the nine months ended
--------
September 30, 1997 from $20.6 million in the nine months ended September 30, 1996.

Transaction revenues increased by 17.1% to $18.8 million in the nine months ended September 30, 1997 from $16.0 million in the nine months ended September 30, 1996. The increase in transaction revenues for the nine month period ended September 30, 1997 was primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and additional new carrier clients.

Software and consulting revenues increased by 84.9% to $8.5 million in the nine months ended September 30, 1997 from $4.6 million in the nine months ended September 30, 1996. The increase in software and consulting revenues for the nine month period ended September 30, 1997 was a result of the increase in revenues attributable to customized software integration services and licensed software from existing carrier clients and additional new carrier clients.


Cost of Revenues. Cost of revenues increased by 8.2% to $12.7 million in the
----------------
nine months ended September 30, 1997 from $11.7 million in the nine months ended September 30, 1996, while decreasing as a percentage of total revenues to 46.6% from 56.9%. The dollar increase in costs for the nine month period ended September 30, 1997 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in cost of revenues as a percentage of total revenues for the nine month period ended September 30, 1997 primarily resulted from a combination of the effects of a higher percentage of transaction revenues from on-line processing and increased utilization of the Company's operating and networking systems. During the nine months ended September 30, 1997, the Company capitalized approximately $334,000 of software development costs. These costs will be amortized over twenty-four months beginning with the fourth quarter of 1997.

Development. Development expenses increased by 34.8% to $4.2 million in the nine
-----------
months ended September 30, 1997 from $3.1 million in the nine months ended September 30, 1996, increasing as a percentage of total revenues to 15.4% from 15.1%. Both the dollar increase and the increase as a percentage of total revenues for the nine month period ended September 30, 1997 resulted primarily from the addition of engineering personnel necessary to support the Company's development programs.

Sales and Marketing. Sales and marketing expenses increased by 50.1% to $3.9
-------------------
million in the nine months ended September 30, 1997 from $2.6 million in the nine months ended September 30, 1996, and increased as a percentage of total revenues to 14.1% from 12.4%. Both the dollar increase and the increase as a percentage of total revenues for the nine month period ended September 30, 1997 were due to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs.

General and Administrative. General and administrative expenses increased by
--------------------------
62.8% to $3.2 million in the nine months ended September 30, 1997 from $2.0 million in the nine months ended September 30, 1996, and increased as a percentage of total revenues to 11.8% from 9.7%. Both the dollar increase and the increase as a percentage of total revenues for the nine month period ended September 30, 1997 resulted primarily from increased recruiting fees and the addition of finance and human resource personnel.

Other Income (Expense) Net. Other income (expense) in the nine month period
--------------------------
ended September 30, 1997 consisted predominantly of interest income and expense. Interest expense decreased by 54.1% to $0.3 million in the nine months ended September 30, 1997 from $0.6 million in the nine months ended September 30, 1996. Interest income, which historically had not been significant, increased to $0.9 million in the nine month period ended September 30, 1997 principally as a result of the investment of the proceeds from the Company's initial public offering in October 1996.

Provision for Income Taxes.  During the nine months ended September 30, 1997,
--------------------------
the Company's net income tax expense of $0.5 million was derived from the reversal of the Company's deferred tax asset valuation allowance of $0.7 million, the utilization of tax credits, which aggregated $0.4 million, offset by a provision of $1.6 million. No significant provision for or benefit from income taxes was recorded in the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to its initial public offering, the Company funded its operations primarily through private placements of equity and debt securities, cash generated from operations, bank borrowings and equipment financings.

  In October 1996, the Company consummated an initial public offering in which 4,370,000 shares of the Company's Common Stock ($.01 par value) were sold at an initial public offering price of $10.00 per share. The total shares consisted of 3,021,868 shares sold by the Company and 1,348,132 shares sold by selling shareholders. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $27.1 million. These proceeds were used to repay certain debt obligations of the Company, to repurchase certain shares of the common stock of the Company, and to fund working capital and other general corporate purposes.

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

  As of September 30, 1997, the Company had cash and cash equivalents of $20.9 million and working capital of $27.8 million. Pursuant to the acquisition of Coral, the Company will assume all of the liabilities of Coral as of November 7, 1997. The Company believes that the current cash balances and funds available under existing lines of credit will be sufficient to finance the Company's and Coral's operations and capital expenditures for at least the next twelve months.

  In the normal course of business, the Company evaluates acquisitions or investments in companies, technologies or assets that complement the Company's business. The Company is not currently involved in negotiations with respect to, and has no agreement or understanding regarding, any such acquisition or investment.

  The Company's capital expenditures aggregated $4.2 million and $8.0 million in the three and nine month periods ended September 30, 1997 and $1.1 million and $1.9 million, respectively in the three and nine month periods ended September 30, 1996. The capital expenditures consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure including the addition of a second data center and leasehold improvements related to the relocation of the Company's corporate headquarters. The Company expects capital expenditures for the remainder of 1997 to approximate $1.5 million. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2004.

  The Company has a $4.0 million working capital line of credit and a $2.0 million equipment line of credit with Silicon Valley Bank (the ''Bank''). The working capital line of credit is collateralized by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability, which was approximately $2.5 million at September 30, 1997, is based on the amount of qualifying accounts receivable. At September 30, 1997, there were no borrowings outstanding under the working capital line of credit and borrowings of approximately $0.5 million were outstanding under the equipment line of credit. The agreements contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit was renewed in June 1997 and will expire in June 1998. The equipment line of credit expires in June 1999.

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

  In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The adoption of SFAS 130 will not have a material impact on the Company's results of operations, financial position, or cash flows.

  In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The adoption of SFAS 131 will not have a material impact on the Company's results of operations, financial position, or cash flows.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)   Use of Proceeds

  The Company sold 3,021,868 shares of the Company's Common Stock, par value $0.01 per share, on October 2, 1996, pursuant to a Registration Statement on Form S-1 (File No. 333-06589), which was declared effective by the Securities and Exchange Commission on September 25, 1996 (the "Effective Date"). The managing underwriters of the offering were Cowen & Company, Montgomery Securities, and Prudential Securities Incorporated. The aggregate gross proceeds of the offering were $30.2 million. The Company's total expenses in connection with the offering were $3.1 million, of which $2.1 million was for underwriting discounts and commissions and $1.0 million was for other expenses paid to persons other than directors or officers of the Company, persons owning more than ten percent of any class of equity securities of the Company, or affiliates of the Company (collectively, "Affiliates"). The Company's net proceeds from the offering were $27.1 million. From the Effective Date through September 30, 1997, the Company used approximately (a) $8.5 million of such net proceeds to purchase computers, software, and other equipment, (b) $2.1 million to purchase short-term investments, (c) $2.0 million for repayment of outstanding debt, (d) $1.8 million for repayment of outstanding capital lease obligations, and (e) $0.9 million to repurchase treasury stock. None of these payments were made to Affiliates. As of September 30, 1997, the Company had approximately $11.8 million of proceeds remaining from the offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in short-term, interest-bearing investment-grade securities, including money market instruments.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
  11.1  Statement re Computation of Per Share Earnings
  27.1  Financial Data Schedule for the three months ended September 30, 1997
  99.1 Information set forth under the heading "ITEM 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

--------------

  (b)   Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LIGHTBRIDGE, INC.


Dated:  November 14, 1997        By: /s/ William G. Brown
                                     --------------------
                                 William G. Brown
                                 Chief Financial Officer, Vice President
                                 of Finance and Administration and
                                 Treasurer (Authorized Officer and
                                 Principal Financial and Accounting
                                 Officer )