Form 10-K405
period 1997-12-31
LIGHTBRIDGE INC
filed 1998-03-31
CIK 1017172

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 For the fiscal year ended December 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from   to

                       Commission file number: 000-21319

                               ----------------

                               LIGHTBRIDGE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                              04-3065140
     (State or Other Jurisdiction                  (I.R.S Employer
   of Incorporation or Jurisdiction)           Identification Number)


        67 South Bedford Street                         01803
       Burlington, Massachusetts                     (Zip Code)
    (Address of Principal Executive
               Offices)

      Registrant's telephone number, including area code: (781) 359-4000

                               ----------------

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common stock, $.01 par value per share

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 9, 1998 was $152,977,134, based on a total of 11,025,379 shares held by nonaffiliates and on a closing price of $13.875 as reported on the Nasdaq National Market.

  The number of shares of Common Stock outstanding as of March 9, 1998 was 15,691,155.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Certain portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I
Item 1.   Business...............................................................................   3
Item 1A.  Risk Factors...........................................................................  12
Item 2.   Properties.............................................................................  22
Item 3.   Legal Proceedings......................................................................  22
Item 4.   Submission of Matters to a Vote of Security Holders....................................  22
Item 4A.  Executive Officers.....................................................................  23
PART II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters..............  25
Item 6.   Selected Financial Data................................................................  26
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  27
Item 8.   Financial Statements and Supplementary Data............................................  37
Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...  37
PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................  38
Item 11.  Executive Compensation.................................................................  38
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  38
Item 13.  Certain Relationships and Related Transactions.........................................  38
PART IV
Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K......................  39
SIGNATURES......................................................................................   41

                               ----------------

  THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH BELOW IN "ITEM 1A. RISK FACTORS," THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS.

                                    PART I

ITEM 1. BUSINESS

  Lightbridge, Inc. ("Lightbridge" or the "Company") develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition and retention processes. Lightbridge's comprehensive software-based solutions are delivered primarily on an outsourcing and service bureau basis, which allows telecommunications carriers to focus internal resources on their core business activities. Lightbridge's solutions combine the advantages of distributed access and workflow management, centrally managed client-specified business policies, and links to carrier and third-party systems. Historically the Company's solutions have been delivered primarily to cellular carriers and, beginning in 1996, to carriers in the emerging personal communications services ("PCS") market. The open architecture underlying Lightbridge's software applications supports the development of flexible, integrated solutions, regardless of the type of wireless or wireline service provided by a client and independent of the client's computing environment. Lightbridge's depth of experience as a provider of these solutions to wireless telecommunications carriers historically positions the Company to broaden its offerings to other telecommunications carriers.

  Lightbridge offers on-line, real-time transaction processing and call center support solutions to aid carriers in qualifying and activating applicants for service, as well as software-based sales support services for traditional distribution channels, such as dealers, agents and direct mobile sales forces, and emerging distribution channels, such as mass market retail stores and home shopping. Lightbridge develops and implements interfaces that fully integrate its acquisition system with carrier and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. Lightbridge provides software-based decision support tools, switch monitoring software and services that enable carriers to reduce subscriber fraud and churn and to make more informed business decisions about their subscribers, markets and distribution channels. The Company also maintains databases used to pre-screen applicants for fraud and provides software used to monitor subscriber call activity for fraud.

  Lightbridge was incorporated in Delaware in June 1989 under the name Credit Technologies, Inc. Effective November 1994, Lightbridge changed its name to Lightbridge, Inc. In September 1996, Lightbridge organized a wholly owned subsidiary, Lightbridge Security Corporation, as a Massachusetts securities corporation to buy, hold and sell securities. In November 1997, Lightbridge acquired all of the outstanding capital stock of Coral Systems, Inc. ("Coral"), a Delaware corporation based in Longmont, Colorado. Unless the context requires otherwise, references in this Form 10-K to "Lightbridge" or the "Company" include Lightbridge, Inc. and its subsidiaries.

  CHURNALERT, FRAUDBUSTER and PROFILE are registered trademarks of Lightbridge, and ALLEGRO, CAS COMM, CHANNEL WIZARD, CHURN PROPHET, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, 800-FOR-CREDIT, FRAUD SENTINEL, INSIGHT, LIGHTBRIDGE, POPS, POPSEXPRESS, POPS ON THE WEB, PROFILE, RETAIL MANAGEMENT SYSTEM, SAMS and TELESTO are trademarks of Lightbridge. All other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.

PRODUCTS AND SERVICES

  Telesto, Lightbridge's network of software-based acquisition and retention products and services, permits a telecommunications carrier to select applications and functions to create an integrated, customized solution addressing the carrier's particular needs. Lightbridge's products and services are provided in five broad solutions areas:

 GROUP                            FUNCTIONS
 -----                            ---------
 Customer Acquisition Services... On-line, real-time transaction processing services to aid carriers in qualifying and activating applicants for
                                  service, as well as call center support services to
                                  assist carriers in acquiring and activating applicants
                                  for service. Services include access to proprietary and
                                  third-party databases and processing modules to evaluate
                                  new and existing subscribers. Call center support
                                  services include qualification and activation, analyst
                                  reviews, telemarketing to existing and new subscribers,
                                  back-up and disaster recovery for acquisition and
                                  activation services, and customer care.
 Fraud Management................ On-line, real-time inquiries into proprietary and exclusive databases and processing modules to pre-screen
                                  applicants for potential fraud, as well as on-going
                                  monitoring of subscriber call activity from the switch to
                                  determine likely fraudulent use.
 Channel Solutions............... Software products and services and consulting services to support a variety of distribution channels, including
                                  software applications for in-store use, laptop
                                  applications for mobile sales professionals and call
                                  centers.
 Customer Management............. Software-based decision support tools, switch monitoring software and related consulting services to allow
                                  carriers to access data and analyze the marketplace in
                                  order to make more informed business decisions about
                                  their customers, markets and distribution channels.
 Consulting Services............. Services, software and tools to link carrier legacy systems and third-party systems to Lightbridge's systems,
                                  as well as other custom development services to help
                                  carriers improve their business processes.

 Customer Acquisition System

  Lightbridge's Customer Acquisition System ("CAS") includes on-line, real-time transaction processing services for the qualification and activation of applicants for telecommunications service.

  CAS accepts applicant information on-line from a variety of carrier distribution points, such as retail stores. Upon receipt of information, the system begins a series of steps required to determine the applicant's qualification for the carrier's service through inquiry into Lightbridge proprietary databases, such as ProFile, and external sources, such as credit bureaus. The complete applicant file is evaluated by the system and a determination regarding the applicant's creditworthiness is made based on centrally managed client-specified business policies. If an issue is raised regarding qualification of an applicant, the system electronically routes the application to a Lightbridge or carrier credit analyst for review and action. The point-of-sale is then notified when a determination is made. If service is to be activated at that time, the system receives, verifies and translates the information necessary to establish the billing account and activate service, transmitting data to the carrier's billing and activation systems. Throughout the process, Lightbridge's client/server system manages the routing of the application and the flow of information, both within the system and, as necessary, to appropriate individuals for their involvement, all in a secure, controlled environment.

  Introduced in 1989 and enhanced over time, CAS typically enables carriers to qualify applicants and activate service in five to ten minutes while screening for subscriber fraud, thereby assisting the carriers to close sales at the time when the customer is ready to purchase. Although CAS typically requires no human intervention beyond the initial data entry, it permits a carrier to implement policies requiring analyst intervention in carrier-specified situations. When intervention is required, CAS facilitates the on-line handling of exceptions by, among other things, queuing exceptions to manage workflow. CAS includes the following modules, all of which are fully integrated:

  . Credit Decision System ("CDS") is an integrated qualification system for carriers to acquire qualified applicants rapidly. Using redundant, high-speed data lines to five major credit bureaus, CDS typically provides consumer and business credit decisions in under 20 seconds, based on automated analysis of credit information using a credit policy specified by the carrier. CDS can be integrated with a carrier's existing customer acquisition and billing systems and can be modified quickly to reflect changes in a carrier's credit policies.

  . InSight is a proprietary database containing information about existing accounts and previous applicants. InSight also evaluates existing subscribers who apply for additional services on the basis of their payment histories. InSight can decrease costs for carriers by reducing the number of credit bureau inquiries and the number of applications requiring manual review.

  . Workstation offerings present data electronically to the appropriate person for decision or action and then automatically route data to the next step in the process. Workstation offerings are:

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

  Lightbridge's TeleServices Group provides a range of call center support solutions for the subscriber acquisition and activation process. Lightbridge first offered a TeleServices call center solution to the wireless marketplace in 1990 with its 800-FOR-CREDIT service. Since that time, Lightbridge's TeleServices offerings have expanded to include not only credit decisions and activations, but also analyst reviews, telemarketing to existing and new subscribers, back-up and disaster recovery for acquisition and activation services, and customer care. TeleServices solutions can be provided using CAS or a carrier's own customer acquisition system. Lightbridge's clients typically utilize TeleServices solutions as part of an overall sales and distribution strategy to expand or engage in special projects without incurring the overhead associated with building and maintaining a call center.

  Pricing of CAS is on a per qualification or activation basis and varies substantially with the term of the contract under which services are provided, the volume of transactions, and the other products and services selected and integrated with the services. Pricing of TeleServices solutions is on a per transaction basis and varies with the term of the contract under which services are provided, the volume of transactions processed and the other products and services selected and integrated with the services.

 Fraud Management

  Lightbridge's fraud solutions include real-time, on-line access to proprietary and exclusive databases for pre-activation screening and software for on-going monitoring of subscriber call activity from the switch. The Company's fraud solutions include:

  . Fraud Sentinel is a suite of fraud management tools, available separately or together, that pre-screens wireless service applicants in order to detect and prevent subscription fraud. The components of Fraud Sentinel are:

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

  . FraudBuster is a fraud management software product that includes a fraud profiler and subscription monitoring functionality and is designed to identify most commonly known types of fraud, such as cloning, subscription, tumbling and cellular theft. FraudBuster collects subscriber account information and call usage data from telecommunication switches and other commonly accepted data sources to create individual subscriber profiles.

  Lightbridge's pre-screening fraud solutions are priced on a per inquiry basis. Monitoring solutions are priced on a license basis, with annual maintenance and additional charges per subscriber. Additional fees may also be charged for consulting, implementation and support requirements of specific clients.

 Channel Solutions

  Lightbridge's Channel Solutions consist of products and services that support a growing range of distribution channels. The components of Channel Solutions include:

  . POPS, a Windows-based application typically used in carrier-owned or dealer/agent store locations, features a graphical user interface that allows even inexperienced sales staff to conduct qualification and activation transactions quickly via a dial-up or network connection to CAS. POPS on the Web is a browser-enabled version of this software that may be implemented in Internet or Intranet environments. POPSExpress is a version of POPS with lesser functionality that can be installed quickly in a variety of sales locations.

  . SAMS, a laptop application, contains a number of tools needed by carriers' mobile sales staff, such as coverage maps and product catalogs, as well as the ability to handle qualification and activation transactions via wireline or wireless data connection to CAS.

  . Retail Management System ("RMS") is a point-of-sale client/server application designed to help telecommunications retailers manage the sale of telecommunications products more efficiently. RMS handles credit screening, transaction and payment processing, service activation, cash drawer management, inventory and purchasing management and management reporting.

  POPS, SAMS and RMS are licensed to clients and require customization and integration with other products and systems to varying degrees. Pricing of these software products varies with the configurations selected, the number of locations licensed and the degree of customization required.

 Customer Management

  Lightbridge's customer management solutions consist of software-based decision-support tools and monitoring software to help carriers analyze their marketplace and subscribers to improve business operations. Lightbridge believes that, as carriers encounter increasing competition and a growing and changing market, the ability to gather, analyze and interpret business data and then take appropriate actions will be essential to their success. Customer management solutions currently include the following:

  . Channel Wizard allows a carrier to analyze its distribution channel performance by market, subscriber type or other factors, to assist the carrier in making decisions designed to reduce customer acquisition costs and improve channel performance. Channel Wizard is designed to provide up-to-date information in a format that is easy to operate, even for users without statistical training.

  . Churn Prophet is an analytical tool designed to help carriers reduce churn and increase customer retention. Churn Prophet uses predictive modeling technology to identify characteristics of subscribers who have canceled service in the past and to develop predictions as to which subscribers are likely to cancel service in the future. Customer retention efforts can then be targeted more cost effectively to the subscribers most likely to cancel service.

  . ChurnAlert utilizes call detail records from switches, billing systems and other data sources to monitor and profile subscribers who are likely to churn. Events indicative of a churning subscriber create alerts, which allow a carrier to take proactive steps to keep the subscriber from terminating service. ChurnAlert was introduced by Coral in September 1995.

  Channel Wizard, Churn Prophet and ChurnAlert are licensed to clients and require customization and integration with other products and systems to varying degrees. Pricing of these software products varies with the number of users and the degree of customization required.

  Lightbridge's customer management personnel also provide a range of consulting services, including churn analysis and data warehouse design.

 Consulting Services

  Lightbridge's consulting services solutions consist of services, software and tools to link carrier and third-party systems to Lightbridge's systems, in order to enable carriers to process qualification and activation transactions through Lightbridge's systems. To facilitate the development of these interfaces, Lightbridge developed CAS_COMM, a library of software functions for the remote host that enables third-party systems to connect to CAS. CAS_COMM is an application layer protocol that gives CAS the appearance of a local process to the third-party system. CAS_COMM runs on DEC VMS, Microsoft Windows NT and certain Unix platforms and supports both TCP/IP and DECnet.

  Consulting services personnel also provide a range of other consulting services to telecommunications carriers, employing Lightbridge's expertise and experience in the telecommunications industry. For example, consulting services staff help carriers develop solutions for work flow optimization, management of bad debt, distribution channel analysis and sales automation.

  Lightbridge charges for consulting services on a per diem basis and also undertakes smaller consulting projects on a fixed-fee basis.

TECHNOLOGY

  Lightbridge's development efforts have created a proprietary multi-layered software architecture that facilitates the development of application products. This design conforms to the three standard tiers of presentation (front-ends), business logic and database services, each independent of the others. The architecture supports the development of Lightbridge's core products and provides a discrete platform that enables the rapid creation of client-specific requirements. In addition, the architecture is open in terms of its ability to interface with third-party systems, as well as with Lightbridge's Windows-based products. Lightbridge can therefore offer its clients the ability to use and enhance legacy systems and third-party systems (such as billing systems) while implementing the market-oriented products offered by Lightbridge.

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

  A critical element of Lightbridge's development has been the creation and enhancement of Allegro, a proprietary peer-to-peer, client/server, transaction management system. Allegro encapsulates a sequence of independent, application servers into a complete transaction, customized for the client's customer acquisition requirements. The solutions may include front-end data capture, customer qualification, fulfillment of physical distribution and connectivity to back office systems such as billing. To an individual user, however, Lightbridge products offer the front-end appearance of a "single virtual machine." Allegro features include data validation, exception handling, process queues, manual review queues and transaction monitors.

  Lightbridge servers each perform only a single function, without knowledge of the other steps in the transaction processes or their computing environment. Third-party software products are encapsulated so that they are integrated seamlessly into the Allegro system. As a result, the Allegro network is scalable and includes software redundancy.

  The core technology developed at Coral allows new applications to be built using applets and services that were developed for previous releases of other applications, and includes encapsulation of many of the external links of its core technology, thus supporting easier porting, rapid development and scalability.

  The telecommunications marketplace continues to grow rapidly and requires quick reaction to evolving market conditions. To meet this requirement, Lightbridge has incorporated a set of software and tools with which its trained staff can provide the rapid customization of front-ends, business rules, system interfaces and reporting. The customization is independent of the core products, so that Lightbridge can provide client-specific enhancements while continuing to develop regular releases of major product enhancements.

CLIENTS

  The Company historically has provided its products and services to wireless carriers in the United States. Recently, the Company has begun to market its products and services to a broader range of telecommunications carriers operating around the world.

  Revenues attributable to Lightbridge's ten largest clients accounted for approximately 90%, 81% and 66% of Lightbridge's total revenues in the years ended September 30, 1995, December 31, 1996 and December 31, 1997, respectively. During the years ended September 30, 1995, December 31, 1996 and December 31, 1997, four, two and one of the Company's clients accounted for more than 10% of the Company's total revenues, representing an aggregate of 63%, 44% and 29% of total revenues in those years, respectively. GTE Mobile Communications Service Corporation ("GTE Mobile") accounted for 15% of Lightbridge's total revenues for the year ended December 31, 1996. During 1996, GTE Mobile changed the way it accessed Lightbridge's CAS during the year ended December 31, 1995, and then terminated its client relationship with Lightbridge as of June 30, 1997. As a result, Lightbridge's revenues from GTE Mobile decreased significantly during fiscal 1996 and the first half of fiscal 1997, before being curtailed completely as of June 30, 1997. AT&T Wireless Services, Inc. ("AT&T Wireless") accounted for 29% of Lightbridge's total revenues for each of the years ended December 31, 1996 and 1997. Approximately $1.0 million of additional services performed for AT&T Wireless in fiscal 1997 were determined to have been performed without having been duly approved by AT&T Wireless in the manner delineated in Lightbridge's contract with AT&T Wireless Services. As a result, these services were deemed to be outside the scope of that contract and could not be billed to AT&T Wireless. The Company has undertaken internal procedures that it believes will prevent any reoccurrence of this procedural problem in the future. See "Lightbridge Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and Note 2 to Lightbridge's consolidated financial statements.

  Lightbridge's agreements with its clients set forth the terms on which Lightbridge will provide products and services for the clients, but do not typically require the clients to purchase any particular type or quantity of Lightbridge's products or services or to pay any minimum amount for products or services. Lightbridge's agreement with GTE Mobile and certain subsidiaries of GTE Mobile, which provided that the contract may be terminated by GTE Mobile as of June 30 of any year upon sixty days' prior notice, was terminated as of June 30, 1997. Lightbridge has an agreement with AT&T Wireless for the provision of credit decision services. The agreement will expire on December 31, 1999 unless it is terminated earlier, upon not less than sixty days' prior written notice. AT&T Wireless has the right to extend the term of the agreement for an additional two years. The agreement with AT&T Wireless does not require that AT&T Wireless purchase any particular type or quantity of Lightbridge's products or services, although it does contain provisions requiring payment of minimum amounts.

SALES AND MARKETING

  Lightbridge's sales strategy is to establish, maintain and foster long-term relationships with its clients. Lightbridge's sales and client services activities are led by "relationship teams," each of which includes a senior management team sponsor. Lightbridge employs a team approach to selling in order to develop a consultative relationship with existing and prospective clients. In addition to the relationship teams, Lightbridge's sales approach includes direct sales staff with a particular solution focus and sales through channel partners, particularly internationally. Lightbridge's software solutions typically require significant investment by the carrier and involve multilevel testing, integration, implementation and support requirements.

  Product managers, as well as other executive, technical, operational and consulting personnel, are frequently involved in the business development and sales process. The teams conduct needs assessments and, working with the client, develop a customized solution to meet the client's particular needs.

  Lightbridge expanded its sales and marketing group during 1996 and 1997 by hiring additional staff experienced in the telecommunications industry. The Coral acquisition has provided additional resources for international sales support through direct sales and channels sales staff and relationships with major international switch vendors. The Company has begun to integrate the Lightbridge and Coral sales and marketing teams.

  The sales cycle for Lightbridge's software products and services is typically six to twelve months, although the period may be substantially longer in some cases.

ENGINEERING, RESEARCH AND DEVELOPMENT

  Lightbridge believes that its future success will depend in part on its ability to continue to enhance its existing product and service offerings and to develop new products and services to allow carriers to respond to changing market requirements. Lightbridge's research and development activities consist of both long-term efforts to develop and enhance products and services and short-term projects to make modifications to respond to immediate client needs. In addition to internal research and development efforts, Lightbridge intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. Lightbridge spent approximately $3.9 million, $4.4 million and $6.1 million on engineering, research and development in the years ended September 30, 1995, December 31, 1996 and December 31, 1997, respectively.

COMPETITION

  The market for services to wireless and other telecommunications carriers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more services competitive with those offered by Lightbridge. In addition, many telecommunications carriers are providing or can provide, internally, products and services competitive with those Lightbridge offers. Trends in the telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for telecommunications carriers to provide certain services themselves, could affect demand for Lightbridge's services and could make it more difficult for Lightbridge to offer a cost-effective alternative to a telecommunications carrier's own capabilities. In addition, Lightbridge anticipates continued growth in the telecommunications carrier services industry and, consequently, the entrance of new competitors in the future.

  Lightbridge believes that the principal competitive factors in the telecommunications carrier services industry include the ability to identify and respond to subscriber needs, quality and breadth of service offerings, price and technical expertise. Lightbridge believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with Lightbridge's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to subscriber needs.

  Many of Lightbridge's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than Lightbridge. As a result, Lightbridge's competitors may be able to adapt more quickly to new or emerging technologies and changes in subscriber requirements or may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that Lightbridge will be able to compete successfully with its existing competitors or with new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in price reductions or the loss of market share by Lightbridge and could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

  To remain competitive in the telecommunications carrier services industry, Lightbridge will need to continue to invest in engineering, research and development, and sales and marketing. There can be no assurance that Lightbridge will have sufficient resources to make such investments or that Lightbridge will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom Lightbridge has a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share. If this were to occur, Lightbridge's business, financial condition, results of operations and cash flows could be materially and adversely affected.

GOVERNMENT REGULATION

  The FCC, under the terms of the Communications Act of 1934, as amended, regulates interstate communications and use of the radio spectrum. Although Lightbridge is not required to and does not hold any licenses or other authorizations issued by the FCC, the telecommunications carriers that constitute Lightbridge's clients are regulated at both the federal and state levels. Federal and state regulation may decrease the growth of the telecommunications industry, affect the development of the PCS or other wireless markets, limit the number of potential clients for Lightbridge's services, impede Lightbridge's ability to offer competitive services to the telecommunications market, or otherwise have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. The Telecommunications Act of 1996, which in large measure deregulated the telecommunications industry, has caused, and is likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants and the introduction of bundled wireless and wireline services. Those changes could, in turn, subject Lightbridge to increased pricing pressures, decrease the demand for Lightbridge's products and services, increase Lightbridge's cost of doing business or otherwise have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

  As a result of offering its ProFile product, Lightbridge is subject to the requirements of the Fair Credit Reporting Act as well as various state laws and regulations. Although Lightbridge's business activities are not otherwise within the scope of federal or state regulations applicable to credit bureaus and financial institutions, Lightbridge must take into account such regulations in order to provide products and services that help its clients comply with such regulations. Lightbridge monitors regulatory changes and implements changes to its products and services as appropriate. Although Lightbridge attempts to protect itself by written agreements with its clients, failure to reflect the provisions of such regulations in a timely or accurate manner could possibly subject Lightbridge to liabilities that could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

PROPRIETARY RIGHTS

  Lightbridge's success is dependent upon proprietary technology. Lightbridge relies on a combination of copyrights, the law of trademarks, trade secrets and employee and third-party non-disclosure agreements to establish and protect its rights in its software products and proprietary technology. Lightbridge protects the source code versions of its products as trade secrets and as unpublished copyrighted works, and has internal policies and systems designed to limit access to and require the confidential treatment of its trade secrets. Lightbridge operates its CDS software on an outsourcing basis for its clients. In the case of its Fraud Management, Channel Solutions and Customer Management products, Lightbridge provides the software under license agreements that grant clients the right to use, but contain various provisions intended to protect Lightbridge's ownership of and the confidentiality of the underlying copyrights and technology. Lightbridge requires its employees and other parties with access to its confidential information to execute agreements prohibiting unauthorized use or disclosure of Lightbridge's technology. In addition, all of Lightbridge's employees are required, as a condition of employment, to enter into non-competition and confidentiality agreements with Lightbridge.

  Lightbridge historically has not sought patent protection for its proprietary technology. Coral currently has two issued U.S. patents and five applications pending in the U.S. Patent and Trademark Office (including one provisional patent application), nine applications pending for foreign patents and one Patent Cooperation Treaty application preserving Coral's ability to obtain patent protection in a number of foreign countries. There can be no assurance that any of such pending patent applications will result in the issuance of any patents, or that Coral's current patent or any future patents will provide meaningful protection to Coral.

  There can be no assurance that the steps taken by Lightbridge to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. It may be possible for unauthorized parties to copy certain portions of Lightbridge's products or reverse engineer or obtain and use information that Lightbridge regards as proprietary. Lightbridge has no patents and existing copyright and trade secret laws offer only limited protection. Lightbridge's non-competition agreements with its employees may be enforceable only to a limited extent, if at all. In addition, the laws of some foreign countries do not protect Lightbridge's proprietary rights to the same extent as do the laws of the United States. Lightbridge has been and may be required from time to time to enter into source code escrow agreements with certain clients and distributors, providing for release of source code in the event Lightbridge breaches its support and maintenance obligations, files for bankruptcy or ceases to continue doing business.

  Lightbridge's competitive position may be affected by limitations on its ability to protect its proprietary information. However, Lightbridge believes that patent, trademark, copyright, trade secret and other legal protections are less significant to Lightbridge's success than other factors, such as the knowledge, ability and experience of Lightbridge's personnel, new product and service development, frequent product enhancements, customer service and ongoing product support.

  Certain technologies used in Lightbridge's products and services are licensed from third parties. Lightbridge generally pays license fees on these technologies and believes that if the license for any such third-party technology were terminated, it would be able to develop such technology internally or license equivalent technology from another vendor, although no assurance can be given that such development or licensing can be effected without significant delay or expense.

  Although Lightbridge believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert such claims against Lightbridge in the future or that such future claims will not be successful. Lightbridge could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block Lightbridge's ability to make, use, sell, distribute or market its products and services in the United States or abroad. Such a judgment could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. In the event a claim relating to proprietary technology or information is asserted against Lightbridge, Lightbridge may seek licenses to such intellectual property. There can be no assurance, however, that such a license could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to Lightbridge. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of Lightbridge's products and, therefore, could have a material adverse effect on Lightbridge's business, financial condition, results of operations or cash flows. The cost of responding to any such claim may be material, whether or not the assertion of such claim is valid. See "Item 1A. Risk Factors--Risk of Software Defects, Including Year 2000 Incompatibility."

EMPLOYEES

  As of March 13, 1998, Lightbridge had a total of 402 employees, of which 346 were full-time and 56 were part-time or seasonal. The number of personnel employed by Lightbridge varies seasonally. None of Lightbridge's employees is represented by a labor union, and Lightbridge believes that its employee relations are good.

  The future success of Lightbridge will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, particularly for sales and marketing personnel, software developers and consultants.

ITEM 1A. RISK FACTORS

DEPENDENCE ON LIMITED NUMBER OF CLIENTS

  A limited number of clients historically have accounted for a substantial portion of the Company's revenues in each fiscal year. Revenues attributable to the Company's ten largest clients accounted for approximately 90%, 81% and 66% of the Company's total revenues in the years ended September 30, 1995, December 31, 1996 and December 31, 1997, respectively. During the years ended September 30, 1995, December 31, 1996 and December 31, 1997, four, two and one of the Company's clients accounted for more than 10% of the Company's total revenues, representing an aggregate of 63%, 44% and 29% of total revenues in those years, respectively.

  GTE Mobile, which accounted for 31% and 15% of the Company's revenues in the years ended September 30, 1995 and December 31, 1996, respectively, changed the way it accessed the Company's Customer Acquisition System during the year ended December 31, 1996, and then terminated its client relationship with Lightbridge as of June 30, 1997. As a result, the Company's revenues from GTE Mobile decreased significantly during the years ended December 31, 1996 and 1997. AT&T Wireless Services, Inc. accounted for 29% of Lightbridge's total revenues for each of the years ended December 31, 1996 and 1997. Approximately $1.0 million of additional services performed for AT&T Wireless in fiscal 1997 were determined to have been performed without having been duly approved by AT&T Wireless in the manner delineated in Lightbridge's contract with AT&T Wireless Services. As a result, these services were deemed to be outside the scope of that contract and could not be billed to AT&T Wireless. The Company has undertaken internal procedures that it believes will prevent any reoccurrence of this procedural problem in the future.

  The concentration of the Company's revenues may cause the Company's revenues and earnings to fluctuate significantly from quarter to quarter, based on the volume of qualification and activation transactions generated through its significant clients. Moreover, recent consolidation among established participants in the wireless telecommunications industry may result in further concentration of the Company's revenues from a limited number of clients. The Company expects that revenues attributable to a relatively small number of clients will continue to represent a significant percentage of its total revenues for the foreseeable future. The Company's contracts with its clients generally extend for terms of one or more years and do not typically require the clients to purchase any particular type or quantity of the Company's products or services or to pay any minimum amount for products or services. Therefore, there can be no assurance that any of the Company's clients, including its significant clients, will continue to utilize the Company's services at levels similar to previous years or at all. The loss of, or a significant curtailment of purchases by, one or more of the Company's significant clients, including a loss or curtailment due to factors outside of the Company's control, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, delays in collection or uncollectability of accounts receivable from any of the Company's significant clients could have a material adverse effect on the Company's liquidity and working capital position. See "Item 1. Business--Clients" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLUCTUATIONS IN QUARTERLY PERFORMANCE MAY ADVERSELY AFFECT MARKET PRICE OF COMMON STOCK

  The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new products and services offered by the Company or its competitors, changes in the mix of products and services provided by the Company, the nature and timing of changes in the Company's clients or their use of the Company's products and services, consolidation among participants and other changes in the telecommunications industry, changes in the client markets served by the Company, changes in regulations affecting the wireless and other telecommunications industries, changes in the Company's operating expenses, changes in personnel and changes in general economic conditions. Historically, the Company's quarterly revenues have been highest in the fourth quarter of each calendar year and have been particularly concentrated in the holiday shopping season between Thanksgiving and Christmas. The Company's transaction revenues, which historically have represented the majority of the Company's total revenues, are affected by the volume of use of the Company's services, which is influenced by seasonal and retail trends, the success of the carriers utilizing the Company's services in attracting subscribers and the markets served by the Company for its clients. Software and consulting revenues, which include software license revenues and related consulting revenues, recently have represented an increasing proportion of the Company's total revenues, in part as the result of the Company's acquisition of Coral, which generates substantially all of its revenues from software licenses and related consulting services. Under Statement of Position 97-2, "Software Revenue Recognition," of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, the timing of revenue recognition for software licenses may result in further fluctuations in the Company's quarterly operating results. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Accounting Pronouncements." Consulting revenues may be influenced by the requirements of one or more of the Company's significant clients, including engagement of the Company for implementing or assisting in implementing special projects of limited duration. There can be no assurance that the Company will be able to achieve or maintain profitability in the future or that its levels of profitability will not vary significantly among quarterly periods.

  Although the Company's existing clients typically provide forecasts of future activity levels, these forecasts have not always proved accurate. In addition, the sales cycles for the Company's services are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including clients' budget constraints and internal authorization reviews. As a result, the Company may not be able to make accurate estimates of future sales levels. A significant portion of the Company's expenses are fixed and difficult to reduce in the event revenues do not meet the Company's expectations, thus magnifying the adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products, services or technologies could cause clients to defer or cancel purchases of the Company's products and services; any such deferral or cancellation could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Accordingly, revenue shortfalls can cause significant variations in operating results from quarter to quarter and could have a material adverse effect on the Company's results of operations. If demand for the Company's services significantly exceeds the Company's estimates at a time when its systems are used at or near capacity, however, the Company may be unable to meet contractually required service levels. The Company's failure to meet such service levels could permit clients to terminate their agreements with the Company or give rise to liability for damages or penalties, either of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, in 1997 the Company hired a significant number of employees directly and through the Coral acquisition, and this increase in its workforce may negatively impact the Company's operating margins in the future, particularly if the Company's commercial introduction of new products and services is not as successful as planned.

  Fluctuations in operating results due to the foregoing factors may result in volatility in the market price of the Company's Common Stock. It is possible, for example, that in some future quarter the Company's results of operations will be below prior results or the expectations of market analysts and investors. In such an event, the market price of the Company's Common Stock would likely be materially adversely affected. On February 11, 1998, the market price of the Company's Common Stock decreased from $18.375 to a low of $10.00 after the Company announced its results of operations for the quarter and year ended December 31, 1997, which results were below the expectations of certain market analysts.

INTEGRATION OF CORAL INTO THE COMPANY

  Through its acquisition of Coral in November 1997, Lightbridge has expanded its product offerings to include additional churn prevention and fraud detection software services, and has substantially increased its scope of operations and number of personnel. The successful and timely integration of Coral into Lightbridge is critical to Lightbridge's future financial performance and market position. The diversion of the attention of management created by the integration process, and any disruptions or other difficulties encountered in the transition process, could temporarily distract attention from the day-to-day business of the Company. The integration of the companies' businesses will require that the Company, among other things, integrate the companies' software products and technologies, retain key Coral employees, assimilate diverse corporate cultures, integrate the companies' management information systems, consolidate Coral's operations, and manage the companies' geographically dispersed operations, each of which could pose significant challenges. The difficulty of combining the companies may be increased by the need to integrate personnel, and changes effected in the combination may cause key employees to leave. Certain of Coral's employees, including its former President, have terminated their employment with Coral since the acquisition. Furthermore, the Company's amortization of goodwill and acquired technology in connection with the acquisition of Coral will continue to reduce the Company's earnings through fiscal 2000.

  The Company incurred charges to operations of approximately $16.8 million in the quarter ended December 31, 1997 reflecting the write-off of in-process research and development, the amortization of goodwill and acquired technology, and costs associated with combining the operations of the two companies. Additional expenses, including expenses to be incurred in connection with the relocation of Coral's operations to a new location in Colorado, may be incurred relating to the integration of the businesses of the Company and Coral. Finally, the Company may be subject to unknown contingent liabilities, financial claims or lawsuits from clients of Coral, among others, any of which could have a material adverse effect on the business, financial condition, results of operations and cash flows of the Company. A portion of the shares of Common Stock issuable to former Coral stockholders has been deposited in escrow in support of certain representations and warranties made to Lightbridge, but there can be no assurance that the value of the escrowed shares will be adequate to cover any unknown liabilities of Coral.

HISTORY OF LOSSES; CAPITAL REQUIREMENTS

  The Company was founded in 1989 and has incurred net losses in each of its fiscal years other than the years ended September 30, 1994 and December 31, 1996. The net loss in the year ended December 31, 1997 was attributable in part to charges to operations of approximately $16.8 million relating to the Company's acquisition of Coral. No assurance can be given that the Company will be profitable on either a quarterly or annual basis in the future or that the Company will not need to raise funds through public or private financings. Moreover, no assurance can be given that Coral will be profitable on either a quarterly or annual basis in the future or that the Company will not need to raise additional funds to support the operations of Coral. Further expansion of the Company's business, including the acquisition of additional computer and network equipment and the relocation of the offices of Coral in Colorado, will require the Company to make significant capital expenditures. The Company may also be required to make significant expenditures in connection with the ongoing design and testing of its software-based services and products for Year 2000 compatibility, and any related modifications or other developmental work that may be required to cause those services and products to be Year 2000 compatible. See "--Risk of Software Defects, Including Year 2000 Incompatibility." The Company believes that its existing cash balances, and funds available under existing lines of credit will be sufficient to finance the Company's operations and capital expenditures through at least the next twelve months. In the event that the Company's plans change or available cash resources otherwise prove to be insufficient (due to unanticipated expenses or otherwise), the Company may be required to seek additional financing or curtail its expansion activities. The Company may determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. To the extent that the Company obtains equity financing or finances an acquisition with equity securities, any such issuance of equity securities could result in dilution to the interests of the Company's stockholders. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAPID INDUSTRY CHANGE REQUIRES ONGOING PRODUCT DEVELOPMENT EFFORTS

  The telecommunications industry has been changing rapidly as a result of increasing competition, technological advances and evolving industry practices and standards, and the Company expects these changes to continue. Carriers in the telecommunications market have also been changing quickly, as the result of consolidation among established carriers and the rapid entrance of new carriers into the market. The Company's future success will depend on the continued use of its existing products and services by clients in the wireless segment of the telecommunications industry, acceptance of its existing products and services by companies in other segments of the telecommunications industry, market acceptance of its new products and services, and Lightbridge's ability to develop and market new offerings or adapt existing offerings to keep pace with changes in the telecommunications industry. Different business practices might evolve with respect to the offering and sale of new telecommunications services and could require the Company to develop modified or alternate offerings addressing the particular needs of providers of the new telecommunications services. In addition, as the cost of wireless communication services declines and the number of subscribers increases, carriers may elect to forego credit verification of new customers, and it is unclear what means of customer screening, if any, carriers will employ if they do not use credit verification.

  Due to rapid changes in the telecommunications industry, the Company intends to continue to devote substantial financial, managerial and personnel resources to product development efforts for the foreseeable future. The development of the Company's product and service offerings is based on a complex process requiring high levels of innovation and the accurate anticipation of technological and market trends. There can be no assurance that the Company will be successful in developing or marketing its existing or future product and service offerings in a timely manner, or at all. If the Company is unable, due to resource, technical or other constraints to anticipate or respond adequately to changing market, client or technological requirements, the Company's business, financial condition, results of operations and cash flows will be materially adversely affected. There can be no assurance that products or services developed by others will not render the Company's products or services non-competitive or obsolete. See "Item 1. Business--Competition."

RISKS ASSOCIATED WITH MANAGING A CHANGING BUSINESS

  The Company has expanded its operations rapidly, both internally and through the Coral acquisition. This expansion has created significant demands on the Company's executive, operational, development and financial personnel and other resources. Additional expansion by the Company, including geographic expansion in connection with the acquisition of Coral or otherwise, may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. The Company's future operating results will depend on the ability of its officers and key employees to manage changing business conditions and to continue to improve its operational and financial control and reporting systems. If the Company's management is unable to manage growth effectively, its business, financial condition, results of operations and cash flows could be materially and adversely affected. See "Item 1. Business--Employees," "Item 4A. Executive Officers" and "Item 10. Directors and Executive Officers of the Registrant."

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

DEPENDENCE ON KEY PERSONNEL

  The Company's success to date has depended to a significant extent on Pamela D.A. Reeve, its President and Chief Executive Officer, and a number of other key personnel. With the exception of Ms. Reeve, none of the Company's personnel is a party to an employment agreement with the Company. The loss of the services of Ms. Reeve or any of the Company's other key personnel could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, engineering, research and development, sales and operational personnel. In particular, the Company will need to hire additional software developers in order to support and increase its software licensing activities. Competition for all of these personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining key personnel. The failure of the Company to hire and retain qualified personnel could have a material adverse effect upon the Company's business, financial condition, results of operations and cash flows. The Company does not maintain key person life insurance policies on any of its employees other than Ms. Reeve. See "Item 1. Business--Employees," "Item 4A. Executive Officers" and "Item 10. Directors and Executive Officers of the Registrant."

DEPENDENCE ON CELLULAR MARKET AND EMERGING MARKETS

  The Company historically has provided its products and services predominantly to cellular carriers and, more recently, to other wireless carriers. The Company also has begun to offer its products to wireline carriers. Although the cellular market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that cellular carriers will continue to use the Company's products and services. Further growth in the Company's revenues from use of the Company's Customer Acquisition System by cellular carriers is more likely to result from expansion into additional geographic markets for its existing clients and from general growth of the cellular market, if any, than from the addition of new cellular carrier clients. Declines in demand for the Company's products and services, whether as a result of competition, technological change, industry change, general economic conditions or other factors, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

  The Company's future operating results will depend in part on the emergence of the PCS market and other wireless telecommunications markets and the use of the Company's products and services by PCS and other wireless carriers. The PCS market is in its initial stages of development. If the growth of the PCS market or other new wireless markets does not meet expectations or is significantly delayed for any reason, or if carriers in the wireless or wireline markets do not use the Company's products and services, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected. See "Item 1. Business--Products and Services."

HIGHLY COMPETITIVE INDUSTRY

  The market for products and services provided to telecommunications carriers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with those offered by the Company. In addition, many telecommunications carriers are providing or can provide, internally, products and services competitive with those the Company offers. Trends in the telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for telecommunications carriers to provide certain services themselves, could affect demand for the Company's services and could make it more difficult for the Company to offer a cost-effective alternative to a carrier's own capabilities. In addition, the Company anticipates continued growth in the telecommunications carrier services industry and, consequently, the entrance of new competitors in the future.

  The Company believes that the principal competitive factors in the telecommunications carrier services industry include the ability to identify and respond to subscriber needs, quality and breadth of service offerings, price and technical expertise. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with the Company's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to customer needs.

  Many of the Company's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in price reductions or the loss of market share by the Company and could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

  To remain competitive in the telecommunications carrier services industry and to become competitive in other segments of the telecommunications industry, the Company will need to continue to invest in engineering, research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom the Company has a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share. If this were to occur, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected. See "Item 1. Business-- Competition."

RISK OF SYSTEM FAILURE

  The Company's operations are dependent upon its ability to maintain its computer and telecommunications equipment and systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Substantially all of the Company's computer and telecommunications equipment is located at its sites in Burlington and Waltham, Massachusetts, and, as a result, may be vulnerable to a natural disaster. The Company has taken precautions to protect itself and its clients from events that could interrupt delivery of the Company's services. These precautions include physical security systems, back-up and off-site data storage, back-up telephone lines, service arrangements with multiple long-distance telephone carriers and on-site power generators. Notwithstanding such precautions, there can be no assurance that a fire, natural disaster, power loss, telecommunications failure or similar event would not result in an interruption of the Company's services. From time to time, the Company has experienced delays in the delivery of services to some clients as a result of failures of certain of the Company's systems. In addition, the growth of the Company's client base, a significant increase in transaction volume or an expansion of the Company's facilities may strain the capacity of its computers and telecommunications systems and lead to degradations in performance or system failure. Many of the Company's agreements with carriers contain level of service commitments which the Company might be unable to fulfill in the event of a natural disaster or major system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Further, any future addition or expansion of the Company's facilities to increase capacity could increase the Company's exposure to damage from fire, natural disaster, power loss, telecommunications failure or similar events. There can be no assurance that the Company's property and business interruption insurance will be adequate to compensate the Company for any losses that may occur in the event of a system failure or that such insurance will continue to be available to the Company at all or, if available, that it will be available on commercially reasonable terms. See "Item 1. Business-- Products and Services."

  In addition to its own systems, the Company relies on certain equipment, systems and services from third parties that are also subject to risks, including risks of system failure or inadequacy. For example, in providing its credit verification service, the Company is dependent on access to various credit information data bases. Similarly, delivery of the Company's activation services is often dependent on the availability and performance of third-party billing systems. If, for any reason, the Company were unable to access any such data bases or third-party billing systems, the Company's ability to process credit verification transactions could be impaired. In addition, the Company's business is materially dependent on service provided by various local and long distance telephone companies. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of the Company's services, or any significant interruption in telephone services, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

RISK OF SOFTWARE DEFECTS, INCLUDING YEAR 2000 INCOMPATIBILITY

  The software developed and utilized by the Company in providing its products and services may contain errors. Although the Company engages in extensive testing of its software before it is used to provide services to clients, there can be no assurance that errors will not be found in software after commencement of the use of such software. Any such error may result in the Company's partial or total inability to provide services to its clients, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, or loss of revenue because of the inability of clients to use the Company's products or services or the termination by clients of their arrangements with the Company. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

  Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. Significant uncertainty exists in the computer and software industry concerning the potential effects associated with Year 2000 compliance.

  Lightbridge has undertaken a comprehensive testing of the software developed and utilized by Lightbridge in providing its services and products, in order to ascertain whether the software properly interprets dates for the Year 2000 and beyond. Certain of the Company's contracts with its clients generally require that the Company warrant Year 2000 compatibility. The Company utilizes off-the-shelf and custom software developed internally and by third parties. Although the Company has designed its software products to be Year 2000 capable and tests third-party software that is incorporated with the Company's products, the Company is in the early stages of the Year 2000 testing of its software and there can be no assurance that the Company's software-based services and products reflect all necessary date code changes.

  Certain of the third-party software used by clients of the Company in conjunction with the Company's software-based services and products may not be Year 2000 compliant. In particular, third-party software used by some switches is not expected to become Year 2000 compliant until later in 1998 or in 1999. The Company believes that it will need to undertake additional testing of its fraud detection products software used in its services and products once the new, Year 2000 compliant third-party switch software becomes available. While the Company does not expect that this testing will have a material adverse effect on its business, financial condition, results of operation and cash flows, any failure by the Company to identify a Year 2000 problem in other third-party software could cause errors that materially impair the utility of one or more of the Company's products and services. Even if such a problem is defined, resolution of the problem may require significant expenditures and may not be achievable by January 1, 2000.

  The Company may be required to make significant expenditures in connection with the ongoing design and testing of its software-based services and products for Year 2000 compatibility, and any related modifications or other developmental work that may be required to cause those services and products to be Year 2000 compatible. Because the Company has not completed a significant portion of its year 2000 testing, the Company currently is unable to estimate accurately the amount of these expenditures. There can be no assurance that potential systems interruptions or the costs necessary for such testing and modifications will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

DEPENDENCE ON THIRD-PARTY SOFTWARE

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

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

  The Company may pursue in the future additional acquisitions of companies, technologies or assets that complement the Company's business. Future acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Future acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns, entering markets in which the Company has little or no direct prior experience and the potential loss of key employees of the acquired company.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

  The telecommunications carriers that constitute the Company's clients are regulated at both the federal and state levels, and international clients of the Company are subject to regulation by their own countries. Federal and state regulation may decrease the growth of the wireless or other segments of the telecommunications industry, affect the development of the PCS or other wireless markets, limit the number of potential clients for the Company's services, impede the Company's ability to offer competitive services to the telecommunications market, or otherwise have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Telecommunications Act of 1996, which in large measure deregulated the telecommunications industry, has caused, and is likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants and the introduction of bundled wireless and wireline services. Those changes could, in turn, subject the Company to increased pricing pressures, decrease the demand for the Company's products and services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Moreover, the addition of international carriers to Lightbridge's clientele may subject the Company to greater international government regulation.

  As the result of offering its ProFile product, the Company is subject to the requirements of the Fair Credit Reporting Act and certain state laws. Although the Company's business activities are not otherwise within the scope of federal or state regulations applicable to credit bureaus and financial institutions, the Company must take into account such regulations in order to provide products and services that help its clients comply with such regulations. The Company monitors regulatory changes and implements changes to its products and services as appropriate. Although the Company attempts to protect itself by written agreements with its clients, failure to reflect the provisions of such regulations in a timely or accurate manner could possibly subject the Company to liabilities that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. See "Item 1. Business--Government Regulation."

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS

  The Company's success is dependent upon proprietary technology. The Company currently protects its property rights in its technology primarily through copyrights, the law of trademarks, trade secrets, and employee and third-party non-disclosure agreements. In addition, although the Company historically has not sought patent protection for its technology, Coral has obtained patents with respect to a limited amount of its technology. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that these protections will be adequate.

  Coral currently has two issued U.S. patents and five applications pending in the U.S. Patent and Trademark Office (including one provisional patent application), nine applications pending for foreign patents and one Patent Cooperation Treaty application preserving Coral's ability to obtain patent protection in a number of foreign countries. There can be no assurance that any of such pending patent applications will result in the issuance of any patents, or that Coral's current patent or any future patents will provide meaningful protection to Coral. In particular, there can be no assurance that third parties have not or will not develop equivalent technologies or products that avoid infringing Coral's current patent or any future patents or that Coral's current patent or any future patents would be held valid and enforceable by a court having jurisdiction over a dispute involving such patents. In addition, since patent applications in the United States are not publicly disclosed until the patents issue and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed by entities other than Coral that, if issued as patents, may relate to Lightbridge's products. There can be no assurance that third parties will not assert infringement claims in the future based on existing or future patents or that such claims will not be successful.

  Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert claims of infringement against the Company in the future or that any such future claims will not be successful. As the number of software products being offered to the telecommunications industry proliferates and the possibility of overlapping functionality increases, software developers may increasingly become subject to infringement claims. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute or market its products and services in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that such a license could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of the Company's products and, therefore, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The cost of responding to any such claim may be material, whether or not the assertion of such claim is valid. See "Item 1. Business--Proprietary Rights."

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

  Until the Coral acquisition, the Company historically had derived substantially all of its revenues from U.S. markets. As part of its business strategy, the Company is seeking opportunities to expand its offerings into international markets. The Company believes that expansion of its offerings into international markets is important to the Company's ability to continue to grow and to market its products and services. Lightbridge has begun to seek to market its products and services to telecommunications companies operating outside the United States and has also gained access to international markets through its acquisition of Coral, which derived a majority of its revenues during the period from November 7, 1997 through December 31, 1997 from international sales. In particular, some domestic wireless carriers expanding into international markets may seek single, global solutions from the Company and its competitors, and as a result, the inability of the Company to offer its products and services internationally may have an adverse effect on the Company's ability to market its products and services to those carriers for use in the United States. In marketing its products and services internationally, however, the Company will face new competitors, some of whom may have established strong relationships with carriers. There can be no assurance that the Company will be successful in marketing or distributing its services abroad or that, if the Company is successful, its international revenues will be adequate to offset the expense of establishing and maintaining international operations. To date, the Company has limited experience in marketing and distributing its services internationally, and expanding its sales efforts outside of the United States will require significant management attention and financial resources. In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business on an international level, such as compliance with regulatory requirements and changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, financial condition, results of operations and cash flows.

ANTI-TAKEOVER EFFECT OF CHARTER PROVISIONS, BY-LAWS AND DELAWARE LAW

  The Company's Amended and Restated Certificate of Incorporation (the "Restated Charter") and Amended and Restated By-Laws (the "Restated By-Laws") contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company's Common Stock. The Restated Charter requires that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing. The Restated By-Laws require specified advance notice by a stockholder of a proposal or director nomination which such stockholder desires to present at any annual or special meeting of stockholders. Special meetings of stockholders may be called only by the President or a majority of the Board of Directors. The Restated By-Laws provide for a classified Board of Directors, and members of the Board of Directors may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares of capital stock of the Company issued and outstanding and entitled to vote. The affirmative vote of the holders of at least 75% of the shares of capital stock of the Company issued and outstanding and entitled to vote is required to amend or repeal these provisions. In addition, the Board of Directors is authorized to issue shares of Common Stock and Preferred Stock that, if issued, could dilute and adversely affect various rights of the holders of Common Stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of the Company. In November 1997, Lightbridge adopted a shareholders rights plan that may make it more difficult to effect a change in control of the Company.

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

ITEM 2. PROPERTIES

  In March 1997, the Company entered into a seven-year lease for approximately 46,000 square feet in Burlington, Massachusetts. This lease was amended October 1997 to include an additional 11,000 square feet at the same location. This lease, as amended, for the Burlington facility expires in 2004. In August 1997, the Company relocated its headquarters from Waltham, Massachusetts to the Burlington facility, and it currently subleases a portion of the 39,000-square foot facility in Waltham. The Company's TeleServices Group is located in a 27,000-square foot leased facility, also in Waltham, Massachusetts. The leases for both Waltham facilities expire between 1999 and 2001. In addition, Coral currently leases approximately 24,000 square feet in Longmont, Colorado as its only office. The lease on Coral's premises will expire in February 1999. The Company expects to enter into a five-year lease for Coral in the near future for approximately 40,000 square feet in Broomfield, Colorado.

ITEM 3. LEGAL PROCEEDINGS

  During 1997, an action was brought against the Company and another defendant, United States Cellular Corp. in the Superior Court of New Jersey, Law Division, Mercer County (Docket No. MER-L-003436-97) on September 10, 1997 by National Information Bureau Ltd. ("NIB"), a Delaware corporation based in New Jersey. The complaint asserts counts against the Company alleging misappropriation of trade secrets, interference with contractual relations, civil conspiracy, and breach of contract. Three other counts of the complaint assert claims only against United States Cellular Corp. In the complaint, NIB seeks damages, attorneys' fees, costs, and unspecified other relief. The complaint does not identify or specify the amount, if any, of damages NIB claims to have incurred as a result of any alleged conduct by the Company. The Company believes that the claims asserted against it by NIB are without merit. The Company intends to defend the action vigorously, and does not believe that this claim will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS

  The executive officers and directors of the Company and their ages as of March 9, 1998 were as follows:

NAME                 AGE POSITION
----                 --- --------
Pamela D.A. Reeve     48 President, Chief Executive Officer and Director
William G. Brown      37 Chief Financial Officer, Vice President of Finance and
                          Administration and Treasurer
Michael A. Perfit     42 Senior Vice President of Technology
Richard H. Antell     50 Vice President of Software Development
Douglas E.
 Blackwell            41 Vice President of Service Delivery
Andrew I. Fillat(1)   49 Director
Torrence C.
 Harder(1)            54 Director
D. Quinn Mills(2)     56 Director

--------
(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

  Pamela D.A. Reeve has served as the President of the Company since November 1989, as Chief Executive Officer of the Company since September 1993 and as a director of the Company since November 1989. From November 1989 to September 1993, Ms. Reeve also served as Chief Operating Officer of the Company. Prior to joining the Company, Ms. Reeve was employed by The Boston Consulting Group. Ms. Reeve is President of the Massachusetts Software Council and also serves as a director of PageMart Wireless, Inc., a provider of wireless messaging services, and Natural MicroSystems Corp., a provider of hardware and software technology for developers of high-value telecommunications solutions.

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

  Andrew I. Fillat has served as a director of the Company since April 1996. Since July 1995, Mr. Fillat has served as Senior Vice President of Advent International Corporation, a venture capital investment firm. From April 1989 to June 1995, Mr. Fillat served as Vice President of Advent International Corporation. Mr. Fillat also serves as a director of Advanced Radio Telecom Corp., a provider of broadband data services, Interlink Computer Sciences Inc., a supplier of solutions of products and services for enterprise networked systems management, and Voxware, Inc., a developer of speech and audio technologies.

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

  D. Quinn Mills has served as a director of the Company since June 1990. Since 1976, Dr. Mills has served as the Albert J. Weatherhead, Jr. Professor of Business Administration at the Harvard Business School.

  Douglas A. Kingsley, who had served as a director of the Company since April 1996, resigned from the Company's Board of Directors effective as of March 17, 1998.

  The Board of Directors is divided into three classes. One class of directors is elected each year at the annual meeting of stockholders for a term of office expiring after three years. Mr. Fillat and Dr. Mills serve in the class whose term expires in 1998; Mr. Harder and Ms. Reeve serve in the class whose term expires in 1999. As of the date of Mr. Kingsley's resignation, no director serves in the class whose term expires in 2000. Each director will serve until the expiration of his or her term and thereafter until his or her successor is duly elected and qualified.

  The Board of Directors has appointed a Compensation Committee, which provides recommendations concerning salaries and incentive compensation for employees of and consultants to the Company, and an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors.

  Directors of the Company serve without cash compensation for their services. Under the Company's 1996 Incentive and Non-Qualified Stock Option Plan, non-employee directors of the Company are eligible to receive automatic formula grants of nonqualified options.

  Executive officers of the Company are elected annually by the Board of Directors and serve at its discretion or until their successors are duly elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Shares of the Company's Common Stock, $.01 par value per share, have been quoted on the Nasdaq National Market under the symbol "LTBG" since its initial public offering in the third quarter of 1996. The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of the Common Stock on the Nasdaq National Market, as reported in published financial sources:

                                                                 HIGH    LOW
                                                                ------ --------
1996
----
Third Quarter (commencing September 27, 1996).................. $12.00 $  11.25
Fourth Quarter................................................. $13.00 $   7.25

1997
----
First Quarter.................................................. $12.25 $   5.75
Second Quarter................................................. $ 9.50 $   6.50
Third Quarter.................................................. $18.50 $  7.625
Fourth Quarter................................................. $19.50 $13.9375

  As of March 9, 1998, there were 181 holders of record of Common Stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

  The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and therefore does not expect to pay any cash dividends in the foreseeable future. Furthermore, the terms of the Company's existing borrowing arrangements and bank lines of credit prohibit the Company from declaring or paying cash dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data for each of the three years in the period ended September 30, 1995, the three months ended December 31, 1995 and each of the two years in the period ended December 31, 1997 have been derived from the Company's audited historical consolidated financial statements, certain of which are included elsewhere in this Form 10-K. Selected financial data for the twelve months ended December 31, 1995 are unaudited. In the opinion of management, the unaudited financial information presented reflects all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial information for such period. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                                                     THREE     TWELVE
                                                     MONTHS    MONTHS
                          YEARS ENDED SEPT. 30,      ENDED      ENDED    YEARS ENDED DEC. 31,
                          ------------------------  DEC. 31,  DEC. 31,   ---------------------
                           1993    1994     1995      1995     1995(1)     1996        1997
                          ------  -------  -------  -------- ----------- ---------- ----------
                                                             (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
 DATA:
Revenues................  $6,986  $13,398  $19,350   $6,512    $20,347   $  29,545  $   40,549
Cost of revenues........   3,554    7,415   12,607    3,484     13,075      15,986      18,878
                          ------  -------  -------   ------    -------   ---------  ----------
Gross profit............   3,432    5,983    6,743    3,028      7,272      13,559      21,671
                          ------  -------  -------   ------    -------   ---------  ----------
Operating expenses:
 Development............   1,164    2,317    3,864    1,145      4,159       4,380       6,072
 Sales and marketing....     829      815    1,902      795      2,264       3,673       6,041
 General and
  administrative........   1,309    1,644    2,584      701      2,655       2,769       5,352
 In-process research and
  development...........     --       --       --       --         --          --       16,040
                          ------  -------  -------   ------    -------   ---------  ----------
Total operating
 expenses...............   3,302    4,776    8,350    2,641      9,078      10,822      33,505
                          ------  -------  -------   ------    -------   ---------  ----------
Income (loss) from
 operations.............     130    1,207   (1,607)     387     (1,806)      2,737     (11,834)
Other income
 (expense)(2)...........    (255)    (234)    (826)    (313)      (965)       (305)        950
                          ------  -------  -------   ------    -------   ---------  ----------
Income (loss) before
 income taxes...........    (125)     973   (2,433)      74     (2,771)      2,432     (10,884)
Provision for (benefit
 from) income taxes.....     --        23      --         2          2         160         892
                          ------  -------  -------   ------    -------   ---------  ----------
Net income (loss).......    (125)     950   (2,433)      72    $(2,773)      2,272     (11,776)
                                                               =======
Accretion of preferred
 stock dividends........    (151)    (182)    (182)     (46)                  (137)        --
                          ------  -------  -------   ------              ---------  ----------
Net income available for
 common stock...........  $ (276) $   768  $(2,615)  $   26              $   2,135  $  (11,776)
                          ======  =======  =======   ======              =========  ==========
Basic earnings (loss)
 per common share.......  $(0.05) $  0.12  $ (0.40)  $ 0.00              $    0.33  $    (0.80)
                          ======  =======  =======   ======              =========  ==========
Diluted earnings (loss)
 per common share.......  $(0.05) $  0.09  $ (0.40)  $ 0.00              $    0.17  $    (0.80)
                          ======  =======  =======   ======              =========  ==========

                                SEPTEMBER 30,              DECEMBER 31,
                           -------------------------  ------------------------
                            1993     1994     1995     1995     1996    1997
                           -------  -------  -------  -------  ------- -------
                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash
 equivalents.............. $   192  $ 1,832  $   539  $    58  $27,901 $15,716
Working capital
 (deficiency).............    (292)   1,715   (3,280)  (1,967)  30,457  21,186
Total assets..............   3,396    9,181   10,214   11,055   41,766  51,952
Long-term obligations,
 less current portion.....     554    4,197    3,796    4,515    2,221   2,221
Redeemable convertible
 preferred stock..........   2,933    2,948    3,131    3,177      --      --
Stockholders' equity
 (deficit)................  (2,132)  (1,093)  (3,564)  (3,522)  33,599  39,103

--------
(1) Lightbridge changed its fiscal year end from September 30 to December 31, effective with the fiscal year ending December 31, 1996.

(2) Consists principally of interest expense, except consists principally of interest income for the year ended December 31, 1997.

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

OVERVIEW

  Lightbridge develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition and retention processes. The Company changed its fiscal year end from September 30 to December 31, effective with the fiscal year ending December 31, 1996. The financial statements for the period ended December 31, 1995 reflect the Company's results of operations for the three months then ended. References to fiscal years are to years ended September 30, except that references to fiscal 1996 and 1997 are to the years ended December 31, 1996 and 1997, respectively.

  In November 1997, the Company acquired all of the outstanding stock of Coral, pursuant to an Agreement and Plan of Reorganization dated as of September 9, 1997 (the "Reorganization Agreement"). The acquisition was effected through a reverse triangular merger (the "Merger") in which a newly formed subsidiary of Lightbridge was merged with and into Coral and the surviving corporation became a wholly owned subsidiary of the Company. Pursuant to the Merger, each of the outstanding shares of Coral's common stock was converted into a fraction of a share of Lightbridge common stock determined as set forth in the Reorganization Agreement. In addition, as a result of the Merger, all options and warrants to purchase shares of Coral's common stock became exercisable, when vested, to purchase shares of Lightbridge common stock. As a result of the Merger, Lightbridge issued 892,073 shares of its common stock for all of the outstanding shares of Coral's common stock and reserved 114,399 shares of its common stock for Coral's options and warrants. The merger has been accounted for using the purchase method which combines the results of Coral from the date of acquisition with those of the Company.

  Coral provides client server software products for the wireless telecommunications industry to enable carriers to reduce fraud and customer turnover, or "churn," and increase operating efficiencies. Coral's products are based upon its core technology, which is designed to provide several key advantages, including rapid product development, portability, technology independence and enhanced scalability. Coral's fraud management software, FraudBuster, incorporates a fraud profiler and subscription fraud monitoring functionality and is designed to combat most currently identified types of wireless fraud. FraudBuster detects multiple types of existing and emerging fraud, including cloning, subscription fraud, tumbling fraud and cellular telephone theft. Coral's churn prevent product, ChurnAlert, allows carriers to analyze and identify potential churn candidates before they seek customer service assistance or deactivate service.

  Lightbridge's total revenues increased by 479% from $7.0 million in fiscal 1993 to $40.5 million in fiscal 1997. This revenue increase has been driven primarily by increases in volume of wireless customer qualification and activation transactions processed for wireless carrier clients and in the utilization of the Company's products and services by carriers. The Company's revenues consist of transaction revenues and software and services revenues. Historically, transaction revenues have accounted for substantially all of the Company's revenues, although software and services revenues have increased during recent periods, primarily as a result of increased consulting services associated with linking wireless carrier legacy and third-party systems to the Company's systems and the initial licensing of certain software products. Software and services revenues, which together represented no more than 6.0% of total revenues in each of fiscal 1993, 1994 and 1995, increased to an aggregate of 7.0% and 25.0% and 33.7% of total revenues in the three months ended December 31, 1995 and fiscal 1996 and 1997, respectively. There can be no assurance that the Company's software and related services will achieve market acceptance or that the mix of the Company's revenues will remain constant.

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

  The Company's software and services revenues have been derived primarily from developing customized software and providing consulting services. The Company also began licensing its Channel Solutions software with the introduction of its POPS product in fiscal 1995 and its SAMS software in 1996. Lightbridge's Channel Solutions products and services are designed to assist clients in interfacing with the Company's systems and are being marketed primarily to wireless telecommunications carriers that utilize the Company's transaction processing services. The Company's Customer Management products are being designed to help carriers analyze their marketplace to improve their business operations. While its Channel Solutions and Fraud Management products are, and its Customer Management and ChurnAlert products are currently expected to be, licensed as packaged software products, each of these products requires customization and integration with other products and systems to varying degrees. Revenues derived from consulting and other projects are recognized throughout the performance period of the contracts. Revenues from licensing software are recognized at the later of delivery of the licensed product or satisfaction of acceptance criteria. Lightbridge's software and services revenues depend primarily on the continuing need for integration of diverse systems and acceptance of the Company's software products by the Company's existing and new clients.

  During fiscal 1994 and 1995 and the three months ended December 31, 1995, each of the Company's four largest clients, and for fiscal 1996, each of the Company's two largest clients, accounted for more than 10% of the Company's total revenues, representing an aggregate of 64%, 63%, 61% and 44% of total revenues in those periods, respectively. During fiscal 1997, only one of the Company's clients accounted for more than 10% of the Company's total revenues. Revenues from this client aggregated 29% of total revenues for fiscal 1997. During fiscal 1996, GTE Mobile, which accounted for 31% and 15% of the Company's revenues in the fiscal year ended September 30, 1995 and the year ended December 31, 1996, respectively, changed the way it accessed the Company's Customer Acquisition System. GTE Mobile, which historically used the call center support solutions provided by the Company's TeleServices Group, has changed to on-line access to the Customer Acquisition System. As a result, revenues from this client decreased significantly in fiscal 1997. The Company currently believes that the loss of revenues from this client will continue to be mitigated by increased revenues from existing clients and revenues from new clients. Further, the cost of processing transactions through the TeleServices Group typically involves personnel costs associated with staffing the Company's call center, which are not required for on-line transaction processing. Thus, the Company currently expects that its variable cost of revenues associated with processing transactions will continue to decrease as a result of the change in services used by the client. As a result, the Company currently believes that the change in services used by this client will not have a material adverse effect on its business, financial condition, results of operations or cash flows. See "Item 1A. Risk Factors--Dependence on Limited Number of Clients." The Company's revenues have been derived primarily from sales of products and services in the United States.

  Beginning in fiscal 1995, Lightbridge increased its sales and marketing efforts to renew contracts with existing cellular carrier clients and to add new wireless telecommunications carrier clients, including PCS service providers. Also beginning in fiscal 1995, the Company increased its development efforts to continue to enhance its existing software and to develop and acquire new software products and services, including its Channel Solutions and Customer Management software products and services. In addition, as a result of the acquisition of Coral, the Company acquired two new software products, FraudBuster and ChurnAlert. The Company currently intends to continue to increase its development, sales and marketing efforts in pursuit of these goals.

  Prior to fiscal 1995, the Company's development activities were focused on creating software for its outsourcing and service bureau operations. All development costs related to these activities were expensed when incurred. In fiscal 1995, Lightbridge began developing certain software products to be licensed as separate products. In connection with these development efforts, the Company acquired rights to certain pen-based technology for $400,000, which has been incorporated in the Company's SAMS product, and certain multimedia software technology. In fiscal 1995, the Company capitalized approximately $980,000 of software costs representing the aggregate of internally developed products and for the purchase of the aforementioned technology. Commencing with the availability of the SAMS product for general release in fiscal 1995, capitalized software development costs are being amortized proportionately to anticipated revenues or over the software's estimated life, generally two years. In fiscal 1997, the Company acquired the rights to a point-of-sale software technology for $337,500 in cash and stock and, including this technology, capitalized approximately $1,276,000 of software costs related to the internally developed RMS product. Commencing with the availability of the RMS product for general release in fiscal 1998, these capitalized software development costs will also be amortized proportionately to anticipated revenues or over the software's estimated life, generally two years.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                       THREE MONTHS TWELVE MONTHS
                          YEAR ENDED      ENDED         ENDED      YEAR ENDED   YEAR ENDED
                         SEPTEMBER 30, DECEMBER 31, DECEMBER 31,  DECEMBER 31, DECEMBER 31,
                             1995          1995         1995          1996         1997
                         ------------- ------------ ------------- ------------ ------------
Revenues:
  Transaction...........      95.1%        93.0%         94.3%        75.0%        66.3%
  Software and
   services.............       4.9          7.0           5.7         25.0         33.7
                             -----        -----         -----        -----        -----
                             100.0        100.0         100.0        100.0        100.0
                             -----        -----         -----        -----        -----
Cost of revenues:
  Transaction...........      62.8         53.3          64.1         49.5         38.0
  Software and
   services.............       2.4          0.2           0.2          4.6          8.6
                             -----        -----         -----        -----        -----
                              65.2         53.5          64.3         54.1         46.6
                             -----        -----         -----        -----        -----
Gross profit............      34.8         46.5          35.7         45.9         53.4
                             -----        -----         -----        -----        -----
Operating expenses:
  Development...........      20.0         17.6          20.4         14.8         15.0
  Sales and marketing...       9.8         12.2          11.1         12.4         14.9
  General
   administrative.......      13.3         10.8          13.1          9.4         13.1
  In-process research
   and development......       --           --            --           --          39.6
                             -----        -----         -----        -----        -----
    Total operating
     expenses...........      43.1         40.6          44.6         36.6         82.6
                             -----        -----         -----        -----        -----
Income (loss) from
 operations.............      (8.3)         5.9          (8.9)         9.3        (29.2)
Other income (expense),
 net....................      (4.3)        (4.8)         (4.7)        (1.1)         2.4
                             -----        -----         -----        -----        -----
Income (loss) before
 income taxes...........     (12.6)         1.1         (13.6)         8.2        (26.8)
Provision for income
 taxes..................       --           --            --          (0.5)         2.2
                             -----        -----         -----        -----        -----
Net income (loss).......     (12.6)%        1.1%        (13.6)%        7.7%       (29.0)%
                             =====        =====         =====        =====        =====

 Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

  REVENUES

  Total revenues increased by 37.2% to $40.5 million in the year ended December 31, 1997 from $29.5 million in the year ended December 31, 1996. Transaction revenues increased by 21.3% to $26.9 million in the year ended December 31, 1997 from $22.2 million in the year ended December 31, 1996, primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and, to a lesser extent, new carrier clients and revenues of Coral subsequent to its acquisition on November 7, 1997. Software and services revenues increased to a total of $13.7 million in the year ended December 31, 1997 from $7.4 million in the year ended December 31, 1996. This increase was attributable to increased consulting and customized software integration services provided to both existing and new clients and revenues from the Company's Channel Solutions and Fraud Management products and services. The increase in revenues from consulting services and customized software integration services in 1997 resulted primarily from projects undertaken for one client.

  COST OF REVENUES

  Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing subscriber qualification and activation transactions (including depreciation and amortization of those systems and networks) and amortization of capitalized software. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's TeleServices Group and changes in the mix of total revenues between transaction revenues and software and services revenues. Cost of revenues increased by 18.1% to $18.9 million in the year ended December 31, 1997 from $16.0 million in the year ended December 31, 1996, while decreasing as a percentage of total revenues to 46.6% from 54.1%. The dollar increase in costs resulted principally from increases in transaction volume, costs attributable to expansion of the Company's staff and systems capacity, amortization of capitalized software and costs attributable to Coral subsequent to its acquisition on November 7, 1997. The decrease in cost of revenues as a percentage of total revenues primarily reflected a higher percentage of transaction revenues from on-line processing than TeleServices operations, a higher percentage of revenues from customized software integration services and software licenses, and increased utilization of the Company's operating and networking systems.

  DEVELOPMENT

  Development expenses consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. Development expenses also include software development costs incurred prior to the establishment of technological feasibility. Development expenses increased by 38.6% to $6.1 million in the year ended December 31, 1997 from $4.4 million in the year ended December 31, 1996. Development expenses also increased as a percentage of total revenues to 15.0% from 14.8%. The dollar increase in costs resulted principally from the hiring of additional personnel to support the continued enhancement of products and services (including costs attributable to Coral development personnel subsequent to Coral's acquisition on November 7, 1997) and the development of new products and services and the initial two modules in the Customer Management solution. The Company capitalized $1,276,000 of internally developed software development costs for the year ended December 31, 1997. No costs were capitalized for the year ended December 31, 1996. The Company expects to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its CAS, Customer Management, Consulting Services and Channel Solutions products, as well as to develop new products and services.

  SALES AND MARKETING

  Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Sales and marketing expenses increased by 64.4% to $6.0 million in the year ended December 31, 1997 from $3.7 million in the year ended December 31, 1996, and increased as a percentage of total revenues to 14.9% from 12.4%. The increase in costs was due to the addition of direct sales personnel (including costs attributable to Coral sales personnel subsequent to Coral's acquisition on November 7, 1997), increased commissions resulting from the higher level of revenues, the addition of marketing personnel and increased use of marketing programs, including trade shows. The Company continues to invest in sales and marketing efforts in order to increase penetration of existing accounts and to add new clients and markets.

  GENERAL AND ADMINISTRATIVE

  General and administrative expenses consist principally of salaries of administrative, executive, finance and human resources personnel, as well as outside professional fees. General and administrative expenses increased by 93.3% to $5.4 million in the year ended December 31, 1997 from $2.8 million in the year ended December

31, 1996. General and administrative expenses also increased as a percentage of total revenues to 13.1% from 9.4%. The dollar increase in general and administrative expenses resulted from the addition of general and administrative personnel, an increased use of other outside services during 1997 and costs attributable to Coral subsequent to its acquisition on November 7, 1997. Approximately $250,000 of acquired technology attributable to the Coral acquisition will be amortized in the quarter ending March 31, 1998. The December 31, 1997 balance of goodwill attributable to the Coral acquisition will be amortized over the thirty-four months beginning January 1998; the amount of such goodwill is subject to change in the event of any modification of the purchase price of the Coral acquisition made subsequent to December 31, 1997.

  IN-PROCESS RESEARCH AND DEVELOPMENT

  During the year ended December 31, 1997, the Company expensed approximately $16 million of purchased in-process research and development technology in connection with the Coral acquisition.

  OTHER INCOME (EXPENSE), NET

  Other expense consists of interest expense, commitment fees and other similar fees payable with respect to the Company's bank line of credit, subordinated notes and capital leases. Other income (expense) net increased 411.0% to $949,000 in the year ended December 31, 1997 from net other expense of $305,000 in the year ended December 31, 1996. Interest expense decreased to $371,000 in the year ended December 31, 1997 from $754,000 in the year ended December 31, 1996. Interest income increased to $1.2 million in the year ended December 31, 1997 from $422,000 in the year ended December 31, 1996 as a result of the continued investment of proceeds received from the issuance of Series D convertible preferred stock in April 1996 and the Company's initial public offering of common stock in November 1996.

  PROVISION FOR INCOME TAXES

  The provision for income taxes for fiscal 1997 was $892,000 compared to $160,000 in fiscal 1996. The Company's effective tax rate for fiscal 1997 was influenced by the nondeductible charge of $16.0 million for purchased in-process research and development in connection with the acquisition of Coral. The effective tax rate was further effected by nondeductible amortization resulting from the merger offset by the recognition of certain tax credits and the reduction of the Company's valuation allowance on the tax assets. Pursuant to the merger, the Company has net operating loss carryforwards for federal income tax purposes available at December 31, 1997. These net operating loss carryforwards are limited in use and therefore a valuation allowance was established against the deferred tax assets as their realization is not assured. Any future benefit realized from any of the acquired net operating loss carryforwards of Coral will be recorded as a reduction of goodwill.

 Supplemental Discussion of Year Ended December 31, 1996 Compared with the Twelve Months Ended December 31, 1995

  REVENUES

  Total revenues increased by 45.2% to $29.5 million in the year ended December 31, 1996 from $20.3 million in the twelve months ended December 31, 1995. Transaction revenues increased by 17.1% to $22.2 million in the year ended December 31, 1996 from $18.9 million in the twelve months ended December 31, 1995, primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and, to a lesser extent, new carrier clients. Software and services revenues increased to an aggregate of $7.4 million in the year ended December 31, 1996 from $1.4 million in the twelve months ended December 31, 1995. This increase was attributable to increased consulting and customized software integration services provided to both existing and new clients and revenues from the Company's Channel Solutions products and services. The increase in revenues from consulting services and customized software integration services in 1996 resulted primarily from projects undertaken for one client.

  COST OF REVENUES

  Cost of revenues increased by 18.0% to $16.0 million in the year ended December 31, 1996 from $13.1 million in the twelve months ended December 31, 1995, while decreasing as a percentage of total revenues to

54.1% from 64.3%. The dollar increase in costs resulted principally from increases in transaction volume, costs attributable to expansion of the Company's staff and systems capacity, and amortization of capitalized software. The decrease in cost of revenues as a percentage of total revenues primarily reflected a higher percentage of transaction revenues from on-line processing than TeleServices operations, a higher percentage of revenues from customized software integration services and software licenses, and increased utilization of the Company's operating and networking systems.

  DEVELOPMENT

  Development expenses increased by 5.3% to $4.4 million in the year ended December 31, 1996 from $4.2 million in the twelve months ended December 31, 1995, while decreasing as a percentage of total revenues to 14.8% from 20.4%. The dollar increase in costs resulted principally from the hiring of additional personnel to support the continued enhancement of products and services and the development of new products and services and the initial two modules in the Customer Management solution. The decrease in development expenses as a percentage of total revenues reflected the significant growth in the Company's total revenues. The Company did not capitalize any software development costs during the year ended December 31, 1996 and capitalized $535,000 of internally developed software development costs during the twelve months ended December 31, 1995.

  SALES AND MARKETING

  Sales and marketing expenses increased by 60.9% to $3.7 million in the year ended December 31, 1996 from $2.3 million in the twelve months ended December 31, 1995, and increased as a percentage of total revenues to 12.4% from 11.1%. The increase in costs was due to the addition of direct sales personnel, increased commissions resulting from the higher level of revenues, the addition of marketing personnel and increased use of marketing programs, including trade shows.

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

  OTHER INCOME (EXPENSE) NET

  Other expense (net) decreased 68.4% to $305,000 in the year ended December 31, 1996 from $965,000 in the twelve months ended December 31, 1995. Interest expense increased to $754,000 in the year ended December 31, 1996 from $307,000 in the twelve months ended December 31, 1995. Interest income, which historically had not been significant, increased to $422,000 in the year ended December 31, 1996 from $2,000 in the twelve months ended December 31, 1995 as a result of the investment of proceeds received from the issuance of Series D convertible preferred stock in April 1996 and the Company's initial public offering of common stock in November 1996.

  PROVISION FOR INCOME TAXES

  The provision for income taxes was $160,000 for the year ended December 31, 1996. The Company had an effective tax rate of 6.6% for the year ended December 31, 1996, principally due to the application of net operating loss carryforwards from previous years. The Company incurred a net loss for the twelve months ended December 31, 1995 and did not record a benefit for income tax for the period.

 Year Ended December 31, 1996 Compared with Fiscal Year Ended September 30,
1995

  REVENUES

  Total revenues increased by 52.7% to $29.5 million in the year ended December 31, 1996 from $19.4 million in the year ended September 30, 1995. Transaction revenues increased by 20.4% to $22.2 million in the year ended December 31, 1996 from $18.4 million in the year ended September 30, 1995, primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and, to a lesser extent, new carrier clients. Software and services revenues increased to an aggregate of $7.4 million in the year ended December 31, 1996 from $0.9 million in the year ended September 30, 1995. This increase was attributable to increased consulting and customized software integration services provided to both existing and new clients and revenues from the Company's Channel Solutions products and services. The increase in revenues from customized software integration services in 1996 resulted primarily from projects undertaken for one client.

  COST OF REVENUES

  Cost of revenues increased by 26.8% to $16.0 million in the year ended December 31, 1996 from $12.6 million in the year ended September 30, 1995, while decreasing as a percentage of total revenues to 54.1% from 65.2%. The dollar increase in costs resulted principally from increases in transaction volume, costs attributable to expansion of the Company's staff and systems capacity, and amortization of capitalized software. The decrease in cost of revenues as a percentage of total revenues primarily reflected a higher percentage of transaction revenues from on-line processing than from TeleServices operations, a higher percentage of revenues from customized software integration services and software licenses, and increased utilization of the Company's operating and networking systems.

  DEVELOPMENT

  Development expenses increased by 13.4% to $4.4 million in the year ended December 31, 1996 from $3.9 million in the year ended September 30, 1995, while decreasing as a percentage of total revenues to 14.8% from 20.0%. The increase in dollar costs resulted principally from the hiring of additional personnel to support the continued enhancement of products and services and the development of new products and services and the initial two modules in the Customer Management solution. The decrease in development expenses as a percentage of total revenues reflected the significant growth in the Company's total revenues. The Company did not capitalize any software development costs during the year ended December 31, 1996 and capitalized $597,000 of internally developed software development costs during the year ended September 30, 1995.

  SALES AND MARKETING

  Sales and marketing expenses increased by 93.2% to $3.7 million in the year ended December 31, 1996 from $1.9 million in the year ended September 30, 1995, and increased as a percentage of total revenues to 12.4% from 9.8%. The increase in costs was due to the addition of direct sales personnel, increased commissions resulting from the higher level of revenues, the addition of marketing personnel and increased use of marketing programs, including trade shows.

  GENERAL AND ADMINISTRATIVE

  General and administrative expenses increased by 7.1% to $2.8 million in the year ended December 31, 1996 from $2.6 million in the year ended September 30, 1995, and decreased as a percentage of total revenues to 9.4% from 13.3%. The dollar increase in general and administrative expenses resulted from the addition of general and administrative personnel and other outside services, offset in part by a decrease in legal costs associated with certain litigation settled in 1996.

  OTHER INCOME (EXPENSE) NET

  Other expense (net) decreased 63.0% to $305,000 in the year ended December 31, 1996 from $826,000 in the year ended September 30, 1995. Interest expense decreased by 12.7% to $754,000 in the year ended December 31, 1996 from $864,000 in the year ended September 30, 1995. Interest income, which historically had not been significant, increased to $422,000 in the year ended December 31, 1996 from $38,000 in the year ended September 30, 1995 as a result of the investment of proceeds received from the issuance of Series D convertible preferred stock in April 1996 and the Company's initial public offering of common stock in November 1996.

  PROVISION FOR INCOME TAXES

  The provision for income taxes was $160,000 for the year ended December 31, 1996. The Company had an effective tax rate of 6.6% for the year ended December 31, 1996, principally due to the application of net operating loss carryforwards from previous years. The Company incurred a net loss for the year ended September 30, 1995 and did not record a benefit for income tax for the period.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations primarily through its initial public offering, private placements of equity and debt securities, cash generated from operations, bank borrowings and equipment financings.

  In October 1996, the Company consummated an initial public offering in which 4,370,000 shares of the Company's common stock, $.01 par value, were sold at a public offering price of $10.00 per share. The total shares consisted of 3,021,868 shares sold by the Company and 1,348,132 shares sold by certain stockholders of the Company. Proceeds to the Company, net of underwriters' discounts and commission and associated costs, were approximately $27.1 million. These proceeds were used to repay certain debt obligations of the Company, to repurchase certain shares of common stock of the Company, to fund working capital and for other general corporate purposes.

  Prior to its initial public offering, the Company financed its operations in part with the proceeds of four offerings of convertible preferred stock and two offerings of subordinated debt. The Company sold shares of its Series A redeemable convertible preferred stock in February 1991 for an aggregate purchase price of $1.0 million, shares of its Series B redeemable convertible preferred stock in December 1991 for an aggregate purchase price of $1.1 million and shares of its Series C redeemable convertible preferred stock in June, July and August of 1993 for an aggregate purchase price of $0.6 million. In August 1994, the Company sold $2.1 million in principal amount of its 8% subordinated notes, together with warrants exercisable to purchase up to 525,000 shares of common stock. In August 1995, the Company sold $1.2 million in principal amount of its 16% subordinated notes, together with warrants exercisable to purchase up to 287,750 shares of common stock. The Company sold shares of its Series D redeemable convertible preferred stock in April 1996 for an aggregate purchase price of $6.0 million. A portion of the proceeds of the Series D redeemable convertible preferred stock was applied to repay the 16% subordinated notes.

  The Company's capital expenditures in the year ended September 30, 1995, the three months ended December 31, 1995 and the years ended December 31, 1996 and 1997 aggregated $2.4 million, $0.2 million, $2.3 million, and $10.4 million, respectively. The capital expenditures consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure, and TeleServices call center and computer equipment for development activities. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2002. The Company currently anticipates that it will relocate the offices of Coral to a new location in Colorado in the near future; the Company expects that the cost of this relocation will be approximately $1.0 million, although plans are in an early stage of development and may ultimately result in a significantly higher cost, depending on, among other things, real estate market conditions and the extent of leasehold improvements required. See "Item
2. Properties."

  The Company has a $4.0 million working capital line of credit and a $2.0 million equipment line of credit with Silicon Valley Bank (the "Bank"). The working capital line of credit is secured by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability (approximately $2,750,000 at December 31, 1997) is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit bear interest at the Bank's prime rate (8.5% at December 31, 1997) and advances under the equipment line of credit bear interest at the Bank's prime rate (8.5% at December 31, 1997). The working capital line of credit also provides for the issuance of letters of credit, which reduce the amount

Lightbridge may borrow under the line of credit and are limited to $1,250,000 in the aggregate. At December 31, 1997, no borrowings were outstanding under the working capital line of credit and borrowings of approximately $458,000 were outstanding under the equipment line of credit. The agreements contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in June 1998, and the equipment line of credit expires in June 1999.

  Further expansion of the Company's business, including the acquisition of additional computer and network equipment and the relocation of the offices of Coral in Colorado, will require the Company to make significant capital expenditures. The Company may also be required to make significant expenditures in connection with the on-going design and testing of its software-based services and products for Year 2000 compatibility, and any related modifications or other developmental work that may be required to cause those services and products to be Year 2000 compatible. Because the Company has not completed a significant portion of its Year 2000 testing, the Company currently is unable to estimate accurately the amount of these expenditures. See "Item 1A. Risk Factors--History of Losses; Capital Requirements" and "--Risk of Software Defects, Including Year 2000 Incompatibility."

  As of December 31, 1997, the Company had cash and cash equivalents of $15.7 million and working capital of $21.2 million. The Company believes that the current cash balances and funds available under its existing lines of credit will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

INFLATION

  Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for fiscal 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in the financial statements. This new standard is not currently anticipated to significantly change the information presented regarding changes in the Company's equity.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for fiscal 1998. SFAS No. 131 establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. The Company does not expect the adoption of SFAS No. 131 to significantly change the information disclosed relating to its operations or major customers.

  In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which is effective for fiscal 1998. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes Statement of Position 91-1, "Software Revenue Recognition." Subsequent to the release of SOP 97-2, the Accounting Standards Executive Committee proposed delaying for one year the effective date of certain provisions of SOP 97-2 relating to software arrangements that include multiple elements. The Statement of Position, "Deferral of the Effective Date of the Certain Provisions of SOP 97-2, Software Revenue Recognition, for Certain Transactions" would be effective upon issuance. The Company has not yet determined the effects on the Company's future interim and annual consolidated financial statements arising from the adoption of SOP 97-2.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company are listed in the index included in
Item 14(a)(1) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The information called for by this item is not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  Certain of the information concerning the Directors of the Company required under this item is contained in "Item 4A. Executive Officers," and the remainder of such information is incorporated herein by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

EXECUTIVE OFFICERS

  Certain of the information concerning the executive officers of the Company required under this item is contained in "Item 4A. Executive Officers," and the remainder of such information is incorporated herein by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  Information under the heading "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information under the heading "Share Ownership of Principal Stockholders and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information under the heading "Certain Relationships and Other Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

  (1) Financial Statements

     Independent Auditors' Report..........................................  F-1
     Consolidated Balance Sheets as of December 31, 1996 and 1997..........  F-2
     Consolidated Statements of Operations for the year ended September 30,
      1995, the three months ended December 31, 1995, and the years ended
      December 31, 1996 and 1997...........................................  F-3
     Consolidated Statements of Stockholders' Equity (Deficiency) for the
      year ended
      September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and 1997...............................  F-4
     Consolidated Statements of Cash Flows for the year ended September 30,
      1995, the three months ended December 31, 1995, and the years ended
      December 31, 1996 and 1997...........................................  F-5
     Notes to Consolidated Financial Statements............................  F-6

  (2) Financial statement schedules

    All schedules have been omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes thereto.

  (3) Exhibits

 EXHIBIT
   NO.                                 DESCRIPTION
 --------                              -----------
   3.1*   Amended and Restated Certificate of Incorporation of the Company
   3.2*   Amended and Restated By-Laws of the Company
   4.1*   Specimen certificate for Common Stock of the Company
   4.2**   Rights Agreement dated as of November 14, 1997, between Lightbridge,
           Inc. and American Stock Transfer and Trust Company, as Rights Agent
   4.3**  Form of Certificate of Designation of Series A Participating
          Cumulative Preferred Stock of Lightbridge, Inc.
   4.4**  Form of Right Certificate
  10.1*   1991 Registration Rights Agreement dated February 11, 1991, as amended, between the Company and the persons named herein
  10.2*   Subordinated Note and Warrant Purchase Agreement dated as of August
          29, 1994 between the Company and the Purchasers named therein, including form of Subordinated 14% Promissory Notes and form of
          Common Stock Purchase Warrants
  10.3*   Form of Common Stock Purchase Warrants issued August 1995
  10.4*   Amended and Restated Credit Agreement dated as of June 18, 1996, between the Company and Silicon Valley Bank
  10.5*** Amendment dated June 5, 1997, to the Amended and Restated Credit
          Agreement included as Item 10.4
  10.6*   Settlement Agreement dated February 2, 1996 between the Company, BEB,
          Inc., BEB Limited Partnership I, BEB Limited Partnership II, BEB
          Limited Partnership III, BEB Limited Partnership IV, certain related parties and Brian Boyle
  10.7*   1990 Incentive and Nonqualified Stock Option Plan
  10.8*   1996 Incentive and Non-Qualified Stock Option Plan
  10.9*   1996 Employee Stock Purchase Plan
  10.10*  Employment Agreement dated August 16, 1996 between the Company and
          Pamela D.A. Reeve

  EXHIBIT
    NO.                                 DESCRIPTION
 ----------                             -----------
  10.11*    Letter Agreement, dated August 26, 1996, between the Company and
            Brian E. Boyle, including form of Common Stock Purchase Warrant and
            Registration Rights Agreement
  10.12*    Office Lease dated September 21, 1993, as amended, between the
            Company and L&E Investment of Massachusetts One, Inc.
  10.13*    Office Lease dated September 30, 1994, as amended, between the
            Company and Hobbs Brook Office Park
  10.14*    Office Lease dated August 5, 1994, as amended, between the Company and L&E Investment of Massachusetts One, Inc.
  10.15**** Office Lease dated March 5, 1997, between the Company and Sumitomo
            Life Realty (N.Y.), Inc.
  10.16     First and Second Amendments dated July 22, 1997 and October 6,
            1997, respectively, to the Office Lease included as Item 10.15
  11.1      Statement re computation of per share earnings
  23.1      Consent of Deloitte & Touche LLP
  27.1      Financial Data Schedule for fiscal year ended December 31, 1997
  27.2      Financial Data Schedule for fiscal year ended December 31, 1996
  27.3      Financial Data Schedule for the nine months ended September 30,
            1997
  27.4      Financial Data Schedule for the six months ended June 30, 1997
  27.5      Financial Data Schedule for the three months ended March 31, 1997
  27.6      Financial Data Schedule for the nine months ended September 30,
            1996

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-6589)

** Incorporated by reference to the Company's Registration Statement on Form
   8-A, as filed with the Securities and Exchange Commission on November 21,
   1997

*** Incorporated by reference to the Company's Registration Statement on Form
    S-4, as amended (File No. 333-36801)

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

(b) Reports on Form 8-K filed in the fourth quarter of 1997

  On October 15, 1997, the Company filed a Current Report on Form 8-K dated October 9, 1997 with respect to the Company's execution of a definitive agreement for the acquisition of Coral.

  On November 4, 1997, the Company filed a Current Report on Form 8-K dated October 28, 1997 providing copies of press releases with respect to (i) the results of operations of the Company for the three and nine months ended September 30, 1997 and (ii) a proposal by the Company to file a registration statement for a public offering of common stock.

  On November 21, 1997, the Company filed a Current Report on Form 8-K dated November 7, 1997 with respect to (i) the consummation of the Company's acquisition of Coral and (ii) the adoption by the Company of a shareholder rights plan.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the twenty-seventh day of March, 1998.

                                          LIGHTBRIDGE, INC.

                                          By:/s/ Pamela D.A. Reeve
                                             ----------------------------------
                                             Pamela D.A. Reeve
                                             President and Chief Executive
                                             Officer

  Each person whose signature appears below hereby appoints Pamela D.A. Reeve, William G. Brown and John D. Patterson, Jr. and each of them severally, acting alone and without the other, his or her true and lawful attorney-in-fact with the authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary or advisable to enable Lightbridge, Inc., to comply with the rules, regulations, and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the twenty-seventh day of March, 1998.

/s/ Pamela D.A. Reeve                     President, Chief Executive
---------------------------------          Officer and Director
Pamela D.A. Reeve                          (Principal Executive
                                           Officer)

/s/ William G. Brown                      Chief Financial Officer,
---------------------------------          Vice President of Finance
William G. Brown                           and Administration and
                                           Treasurer (Principal
                                           Financial and Accounting
                                           Officer)

/s/ Andrew I. Fillat                      Director
---------------------------------
Andrew I. Fillat

/s/ Torrence C. Harder                    Director
---------------------------------
Torrence C. Harder

/s/ D. Quinn Mills                        Director
---------------------------------
D. Quinn Mills

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lightbridge, Inc.
Burlington, Massachusetts

  We have audited the accompanying consolidated balance sheets of Lightbridge, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies at December 31, 1996 and 1997, and the results of their operations and their cash flows for the above stated periods in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 10, 1998

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1996          1997
                                                     -----------  ------------
                       ASSETS
Current assets:
 Cash and cash equivalents.......................... $27,900,802  $ 15,715,726
 Accounts receivable-net............................   7,249,106    13,195,865
 Accounts receivable from related parties...........     281,703        17,187
 Deferred tax assets................................         --        426,348
 Other current assets...............................     970,735     2,459,235
                                                     -----------  ------------
   Total current assets.............................  36,402,346    31,814,361
Property and equipment-net..........................   4,271,880    11,763,013
Notes receivable from related parties...............      55,210       128,127
Deferred tax assets.................................         --        216,038
Other assets-net....................................     680,381       421,952
Goodwill-net........................................         --      6,286,931
Other intangible assets-net.........................     355,838     1,321,559
                                                     -----------  ------------
   Total assets..................................... $41,765,655  $ 51,951,981
                                                     ===========  ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................... $ 1,489,812  $  2,830,847
 Accrued compensation...............................     903,274     1,567,833
 Other accrued liabilities .........................     823,882     3,260,003
 Short-term borrowings and current portion of
  subordinated notes payable........................     555,205       805,205
 Current portion of obligations under capital
  leases............................................   1,533,899       339,258
 Deferred revenues..................................     422,875     1,658,406
 Other current liabilities..........................     166,876       166,876
 Related parties:
 Interest payable...................................      37,453           --
 Current portion of subordinated notes payable......      12,500           --
                                                     -----------  ------------
   Total current liabilities........................   5,945,776    10,628,428
Notes payable.......................................     457,808       152,770
Subordinated notes payable:
 Unaffiliated parties...............................   1,583,707     1,244,844
 Related parties....................................      79,420           --
Other long-term liabilities.........................     100,301       823,346
                                                     -----------  ------------
   Total liabilities................................   8,167,012    12,849,388
                                                     -----------  ------------
Commitments and contingencies (Note 5)
Stockholders' equity:
 Preferred stock; $.01 par value, 5,000,000 shares
  authorized; no shares issued or outstanding at
  December 31, 1996 and 1997, respectively..........         --            --
 Common stock, $.01 par value; 60,000,000 shares
  authorized; 15,369,697 and 16,492,954 shares
  issued; 14,568,549 and 15,665,662 shares
  outstanding at December 31, 1996 and 1997,
  respectively......................................     153,698       164,929
 Additional paid-in capital.........................  36,296,969    53,660,991
 Warrants...........................................     605,125       598,875
 Accumulated deficit................................  (1,921,075)  (13,697,239)
                                                     -----------  ------------
   Total............................................  35,134,717    40,727,556
 Less treasury stock; 801,148 and 827,292 shares
  reacquired at cost at December 31, 1996 and 1997,
  respectively......................................  (1,536,074)   (1,624,963)
                                                     -----------  ------------
   Total stockholders' equity.......................  33,598,643    39,102,593
                                                     -----------  ------------
     Total liabilities and stockholders' equity..... $41,765,655  $ 51,951,981
                                                     ===========  ============

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS
                            YEAR ENDED      ENDED     YEARS ENDED DECEMBER 31,
                           SEPTEMBER 30, DECEMBER 31, -------------------------
                               1995          1995        1996          1997
                           ------------- ------------ -----------  ------------
Revenues:
 Transaction revenues ...   $18,403,460   $6,053,690  $22,158,773  $ 26,881,517
 Software and services
  revenues...............       947,007      458,360    7,386,079    13,667,805
                            -----------   ----------  -----------  ------------
 Total revenues..........    19,350,467    6,512,050   29,544,852    40,549,322
                            -----------   ----------  -----------  ------------
Cost of revenues:
 Transaction cost of rev-
  enues..................    12,151,752    3,472,294   14,618,246    15,397,297
 Software and services
  cost of revenues.......       456,127       11,881    1,367,182     3,480,771
                            -----------   ----------  -----------  ------------
Total cost of revenues...    12,607,879    3,484,175   15,985,428    18,878,068
                            -----------   ----------  -----------  ------------
Gross profit.............     6,742,588    3,027,875   13,559,424    21,671,254
                            -----------   ----------  -----------  ------------
Operating expenses:
 Development.............     3,864,000    1,144,973    4,380,293     6,072,468
 Sales and marketing.....     1,901,716      794,687    3,673,422     6,040,846
 General and administra-
  tive...................     2,583,912      700,640    2,768,424     5,351,732
 Purchased in-process re-
  search and develop-
  ment...................           --           --           --     16,039,831
                            -----------   ----------  -----------  ------------
Total operating
 expenses................     8,349,628    2,640,300   10,822,139    33,504,877
                            -----------   ----------  -----------  ------------
Income (loss) from
 operations..............    (1,607,040)     387,575    2,737,285   (11,833,623)
                            -----------   ----------  -----------  ------------
Other income (expense):
 Interest income:
 Related parties.........         8,688        1,551        4,807        18,675
 Other...................        29,006          510      416,801     1,163,775
 Interest expense:
 Related parties.........       (39,276)     (11,657)     (89,142)      (18,984)
 Other...................      (824,292)    (295,454)    (664,481)     (351,763)
 Other non-operating in-
  come (expense).........           --        (7,920)      26,727       137,756
                            -----------   ----------  -----------  ------------
Total other income
 (expense)...............      (825,874)    (312,970)    (305,288)      949,459
                            -----------   ----------  -----------  ------------
Income (loss) before
 provision for income
 taxes...................    (2,432,914)      74,605    2,431,997   (10,884,164)
Provision for income
 taxes...................           --         2,400      159,500       892,000
                            -----------   ----------  -----------  ------------
Net income (loss)........   $(2,432,914)  $   72,205  $ 2,272,497  $(11,776,164)
                            ===========   ==========  ===========  ============
 Basic earnings (loss)
  per common share (Note
  11)....................   $     (0.40)  $     0.00  $      0.33  $      (0.80)
                            ===========   ==========  ===========  ============
 Diluted earnings (loss)
  per common share-
  assuming dilution (Note
  11)....................   $     (0.40)  $     0.00  $      0.17  $      (0.80)
                            ===========   ==========  ===========  ============

                See notes to consolidated financial statements.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                              TOTAL
                             COMMON STOCK        TREASURY STOCK     ADDITIONAL                            STOCKHOLDERS'
                          ------------------- --------------------    PAID-IN               ACCUMULATED      EQUITY
                            SHARES    AMOUNT  SHARES     AMOUNT       CAPITAL    WARRANTS     DEFICIT     (DEFICIENCY)
                          ---------- -------- ------- ------------  -----------  --------  -------------  -------------
Balance, October 1,
1994....................   6,498,232 $ 64,982     --  $        --   $   100,003  $262,500  $  (1,506,905)  $(1,079,420)
Issuance of common stock
for cash................       2,516       25     --           --           142       --             --            167
Issuance of stock
purchase warrants.......         --       --      --           --           --    143,875            --        143,875
Dividends on redeemable
convertible preferred
stock...................         --       --      --           --      (100,145)      --         (82,399)     (182,544)
Repurchase of common
stock for cash..........         --       --    1,148         (574)         --        --             --           (574)
Net loss................         --       --      --           --           --        --      (2,432,914)   (2,432,914)
                          ---------- -------- ------- ------------  -----------  --------  -------------   -----------
Balance, September 30,
1995....................   6,500,748   65,007   1,148         (574)         --    406,375     (4,022,218)   (3,551,410)
Issuance of common stock
for cash................      74,350      744     --           --         2,076       --             --          2,820
Dividends on redeemable
convertible preferred
stock...................         --       --      --           --        (2,076)      --         (43,559)      (45,635)
Net income..............         --       --      --           --           --        --          72,205        72,205
                          ---------- -------- ------- ------------  -----------  --------  -------------   -----------
Balance, December 31,
1995....................   6,575,098   65,751   1,148         (574)         --    406,375     (3,993,572)   (3,522,020)
Issuance of common stock
for cash................     115,120    1,152     --           --       156,420       --             --        157,572
Exercise of common stock
warrants................     410,287    4,103     --           --        27,147   (31,250)           --            --
Repurchase of common
stock for cash..........         --       --  800,000   (1,535,500)         --        --             --     (1,535,500)
Dividends on redeemable
convertible preferred
stock...................         --       --      --           --      (136,905)      --             --       (136,905)
Expenses paid on behalf
of stockholder..........         --       --      --           --           --        --        (200,000)     (200,000)
Issuance of common
stock, net of issuance
costs...................   3,021,868   30,219     --           --    27,030,857       --             --     27,061,076
Conversion of redeemable
convertible preferred
stock to common stock...   5,247,324   52,473     --           --     9,219,450       --             --      9,271,923
Compensation cost of
issuance of warrant.....         --       --      --           --           --    230,000            --        230,000
Net income..............         --       --      --           --           --        --       2,272,497     2,272,497
                          ---------- -------- ------- ------------  -----------  --------  -------------   -----------
Balance, December 31,
1996....................  15,369,697  153,698 801,148   (1,536,074)  36,296,969   605,125     (1,921,075)   33,598,643
Issuance of common stock
for cash................     193,704    1,935     --           --       266,904       --             --        268,839
Issuance of common stock
for technology
acquisition.............      25,000      250     --           --       312,250       --             --        312,500
Repurchase of common
stock from related
parties.................         --       --   26,144     (88,889)          --        --             --        (88,889)
Exercise of common stock
warrants................      12,500      125     --           --        31,125   (6,250)            --         25,000
Issuance of common stock
for acquisition.........     892,053    8,921     --           --    16,511,057       --             --     16,519,978
Tax benefit from
disqualifying
dispositions of
incentive stock options
and non-qualified stock
options.................         --       --      --           --       242,686       --             --        242,686
Net loss................         --       --      --           --           --        --    (11,776,164)   (11,776,164)
                          ---------- -------- ------- ------------  -----------  --------  -------------   -----------
Balance, December 31,
1997....................  16,492,954 $164,929 827,292 $(1,624,963)  $53,660,991  $598,875  $(13,697,239)   $39,102,593
                          ========== ======== ======= ============  ===========  ========  =============   ===========

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           THREE
                                           MONTHS          YEARS ENDED
                           YEAR ENDED      ENDED           DECEMBER 31,
                          SEPTEMBER 30, DECEMBER 31, -------------------------
                              1995          1995        1996          1997
                          ------------- ------------ -----------  ------------
CASH FLOWS FROM OPERAT-
 ING ACTIVITIES:
Net income (loss).......   $(2,432,914)  $   72,205  $ 2,272,497  $(11,776,164)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities (net of
 effect of acquisition):
 Write-off of purchased
  in-process research
  and development.......           --           --           --     16,039,831
 Deferred income taxes..           --           --           --       (695,000)
 Depreciation and
  amortization..........     2,567,767      864,192    3,557,699     5,124,811
 Amortization of
  discount on notes.....        76,500       87,853       63,975        43,704
 Gain on disposal of
  equipment.............           --           --           --        (43,007)
 Compensation expense
  related to warrant
  grant.................           --           --       230,000           --
Changes in assets and
 liabilities:
 Accounts receivable....       (77,307)  (1,840,094)  (2,802,772)   (4,727,562)
 Other assets...........      (173,594)     (30,014)    (731,600)     (751,258)
 Accounts payable and
  accrued liabilities...       935,172      725,504      185,287       342,500
 Other liabilities......           --           --           --         79,452
 Deferred revenues......       167,536     (153,850)     348,075    (1,545,582)
                           -----------   ----------  -----------  ------------
 Net cash provided by
  (used in) operating
  activities............     1,063,160     (274,204)   3,123,161     2,091,725
                           -----------   ----------  -----------  ------------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
Purchases of property
 and equipment..........    (1,391,679)    (184,186)  (2,339,797)  (10,388,992)
Capitalization of
 software development
 costs..................      (980,453)         --           --       (963,499)
Proceeds from sale of
 equipment..............           --           --           --        245,996
Redemption of
 investments............           --           --           --      2,069,323
Purchase of
 investments............           --           --           --     (2,069,323)
Notes receivable issued
 to related parties.....           --           --           --        (87,000)
Repayments of notes
 receivable from related
 parties................           --           --           --         14,083
Cost associated with the
 acquisition of Coral,
 net of cash received of
 $332,750...............           --           --           --       (443,504)
Other assets............           --           --      (350,000)          --
                           -----------   ----------  -----------  ------------
 Net cash used in
  investing activities..    (2,372,132)    (184,186)  (2,689,797)  (11,622,916)
                           -----------   ----------  -----------  ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
Proceeds from notes
 payable and warrants...     1,901,000      500,000          --            --
Reimbursement of
 leasehold improvements
 .......................           --           --           --        254,410
Proceeds from equipment
 line borrowings........           --           --       763,013           --
Payments on notes
 payable ...............           --           --    (2,651,000)   (1,270,028)
Payments under capital
 lease obligations......    (1,884,512)    (525,391)  (2,144,187)   (1,578,107)
Proceeds from initial
 public offering........           --           --    27,061,076           --
Proceeds from issuance
 of common stock........           167        2,820      157,572       268,839
Stock issuance
 expenditures...........           --           --           --       (353,999)
Proceeds from exercise
 of warrant.............           --           --           --         25,000
Payments toward the
 purchase of treasury
 stock..................          (574)         --    (1,535,500)          --
Expenses paid on behalf
 of stockholder.........           --           --      (200,000)          --
Proceeds from issuance
 of mandatory redeemable
 convertible preferred
 stock, net.............           --           --     5,958,400           --
                           -----------   ----------  -----------  ------------
 Net cash provided by
  (used in) financing
  activities............        16,081      (22,571)  27,409,374   (2,653,885)
                           -----------   ----------  -----------  ------------
Net increase (decrease)
 in cash and cash
 equivalents............    (1,292,891)    (480,961)  27,842,738   (12,185,076)
Cash and cash
 equivalents, beginning
 of period..............     1,831,916      539,025       58,064    27,900,802
                           -----------   ----------  -----------  ------------
Cash and cash
 equivalents, end of
 period.................   $   539,025   $   58,064  $27,900,802  $ 15,715,726
                           ===========   ==========  ===========  ============
Cash paid for interest..   $   904,605   $  176,271  $   836,869  $    353,990
                           ===========   ==========  ===========  ============
Cash paid for income
 taxes .................   $    25,000   $   15,700  $    87,413  $  1,778,026
                           ===========   ==========  ===========  ============

                See notes to consolidated financial statements.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND RECENT ACQUISITIONS

  Business--Lightbridge, Inc. (formerly Credit Technologies, Inc.) (the "Company") was incorporated in June 1989 under the laws of the state of Delaware. Effective November 1, 1994, the Company changed its name and reincorporated as Lightbridge, Inc. During 1995, the Board of Directors passed a resolution to change the Company's fiscal year end to December 31. The Company develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition and retention processes.

  In September 1996, the Company completed an initial public offering (the "IPO") whereby 3,021,868 shares of its Common Stock ($.01 par value) were sold by the Company, 778,132 shares by selling stockholders and 570,000 additional shares sold by selling stockholders pursuant to the exercise of the over-allotment option by the underwriters at $10.00 per share. The net proceeds of the IPO, after deducting underwriters' commissions and fees and offering costs, were approximately $27.1 million. These proceeds were used to repay certain debt obligations of the Company, to repurchase certain shares of the common stock of the Company and are currently being used to fund working capital and other general corporate purposes.

Acquisition of Coral Systems, Inc.

  In November 1997, the Company acquired through a stock purchase business combination all of the outstanding stock of Coral Systems, Inc. ("Coral"), a Delaware corporation. Each of the outstanding shares of Coral's common stock was converted into a fraction of a share of Lightbridge common stock as specified in the merger agreement. In addition, all options and warrants to purchase shares of Coral's common stock became exercisable, when vested, to purchase shares of Lightbridge common stock. As a result of the merger, Lightbridge issued 892,053 shares of common stock for all of the outstanding shares of Coral's common stock and reserved 114,399 shares of common stock for issuance upon the issuance of Coral's options and warrants.

  The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The acquisition included approximately $16 million of purchased in-process research and development which was expensed on the date of acquisition. The excess of the estimated purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over three years. The operating results of Coral are included in the Company's consolidated results of operations from the date of acquisition.

  The preliminary determination and allocation of the purchase price was as follows:

     Total purchase price:
     Shares issued................................................. $15,101,166
     Options and warrants assumed..................................   1,418,812
     Acquisition related expenses..................................     776,464
     Liabilities assumed...........................................   8,475,909
                                                                    -----------
     Total purchase price.......................................... $25,772,351
                                                                    ===========

  The purchase price was preliminarily allocated to:

     Net liabilities assumed....................................... $ 3,072,879
     Goodwill......................................................   6,659,641
     In-process research and development...........................  16,039,831
                                                                    -----------
     Total purchase price.......................................... $25,772,351
                                                                    ===========

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Coral had occurred as of January 1, 1996 and 1997 after giving effect for certain adjustments, including depreciation and amortization of acquired assets and excludes the write-off of $16.0 million of purchased in-process research and development. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1996 and 1997 or of results which may occur in the future.

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
   (IN THOUSANDS EXCEPT PER SHARE DATA)                 1996          1997
   ------------------------------------             ------------  ------------
   Revenues........................................ $     38,237  $     45,021
   Net loss........................................       (1,204)       (2,747)
   Basic loss per common share..................... $      (0.09) $      (0.19)
   Diluted loss per common share................... $      (0.09) $      (0.19)


  Technology Acquisitions--During the year ended September 30, 1995, the Company completed the following technology acquisitions:

  . In November 1994, the Company purchased the technology for a pen-based software product for $400,000.

  . In February 1995, the Company purchased software technology for a multimedia kiosk for $45,000. The Company is also obligated to make royalty payments to the former owners based on future sales of the product.

  During the year ended December 31, 1997, the Company acquired the technology for a point-of-sale software product for $337,500.

  The costs associated with these technology acquisitions were recorded as capitalized software costs, since such products had reached technological feasibility at the date of acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation--These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

  Revenue Recognition and Concentration of Credit Risk--The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and certain hardware sold in conjunction with software licenses. Revenues from processing of qualification and activation transactions for wireless telecommunications carriers are recognized in the period when services are performed. The Company's software license agreements have typically provided for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions. The Company also has entered into license agreements that provide for either a one-time license fee or a monthly license fee with no additional fees based on incremental subscriber growth.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

  Maintenance revenue is recognized ratably over the term of the maintenance agreement. Service revenue for installation and training is recognized as the services are performed. Revenue from development and consulting contracts is generally recognized as the services are performed, using the percentage of completion method. Hardware is sold in conjunction with software licenses only when required by the customer and such revenue is deferred until the related license revenue is recognized.

  Sales agreements with distributors typically do not include any rights of return or provisions for the future adjustment of the selling price. The Company recognizes revenue from these transactions at the time the products are shipped to the distributor, unless payment terms are contingent on the distributor's subsequent resale or other significant matters. In those latter cases, revenue is not recognized until the contingencies are resolved.

  Substantially all of the Company's customers are providers of wireless telecommunications service and are generally granted credit without collateral. The Company's revenues vary throughout the year with the period of highest revenue generally occurring during the period October 1 through December 31. The allowance for doubtful accounts at September 30, 1995 and at December 31, 1995, 1996 and 1997 was approximately $9,000, $22,200, $18,000 and $169,000 respectively. The Company recorded bad debt expense of $0, $13,200, $0 and $151,000 and had write-offs, net of recoveries associated with accounts receivable of $16,000, $0, $4,200 and $0 for the year ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

  Customers exceeding 10% of the Company's revenues during the year ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and 1997 are as follows:

                                              PERCENT OF REVENUE
                                   -------------------------------------------
                                                 THREE  MONTHS  YEARS ENDED
                                    YEAR ENDED       ENDED     DECEMBER 31,
                                   SEPTEMBER 30, DECEMBER 31,  ---------------
CUSTOMER                               1995          1995       1996     1997
--------                           ------------- ------------- ------   ------
A.................................       31%           22%         15%       *
B.................................       11            18          29       29%
C.................................       11            10           *        *
D.................................       10            11           *        *
                                        ---           ---      ------   ------
                                         63%           61%         44%      29%
                                        ===           ===      ======   ======

--------
* For periods in which a customer represented less than 10% of revenues, such customer's percent of revenue for that period is not presented.

  Export Sales--The Company had export sales to the following countries during fiscal 1997:

Canada............................................................... $1,301,000
Chile................................................................     30,000
Netherlands..........................................................     84,900
Taiwan...............................................................    257,000
United Kingdom.......................................................    410,000
                                                                      ----------
    Total............................................................ $2,082,900
                                                                      ==========

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

  Export sales in prior periods were insignificant.

  Goodwill--Goodwill, representing the excess of the purchase price of the acquisition of Coral over the fair value of the net assets acquired, is being amortized on a straight-line basis over three years. The Company evaluates recorded goodwill for potential impairment against the current and estimated future cash flows of its Coral subsidiary as provided for by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Goodwill is recorded net of accumulated amortization of $372,500 at December 31, 1997.

 Income Taxes--The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets are principally the result of net operating loss carryforwards, income tax credits and differences in depreciation and amortization and accrued expenses and reserves for financial statement purposes and income tax purposes, and are recognized to the extent realization of such benefits is more likely than not. (See Note 8.)

  Software Development Costs--Software development costs are capitalized after establishment of technological feasibility as provided for under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

  During the years ended September 30, 1995 and December 31, 1997, the Company capitalized approximately $980,000 and $1,276,000, respectively, of software development costs associated with the development of three new products, including the costs of purchasing certain technology (see Note 1). Amortization is provided proportionately to anticipated revenues or over the software's estimated life, generally two years. The unamortized balance of capitalized software development costs was approximately $359,000 and $1,122,000 at December 31, 1996 and 1997, respectively. Accumulated amortization was approximately $625,000 and $1,138,000 at December 31, 1996 and 1997, respectively.

  Development Costs--Development costs, which consist of research into and development of new products and services, are expensed as incurred, except costs which may be subject to capitalization under the provisions of SFAS No. 86.

  Supplemental Cash Flow Information--The Company entered into the following noncash transactions:

                                               THREE MONTHS     YEARS ENDED
                                  YEAR ENDED      ENDED         DECEMBER 31,
                                 SEPTEMBER 30, DECEMBER 31, --------------------
                                     1995          1995       1996      1997
                                 ------------- ------------ -------- -----------
Capital lease obligations
 incurred for the acquisition
 of equipment..................   $2,268,605     $118,057   $202,364 $       --
Stock issued for the
 acquisition of the technology
 for a point-of-sale software
 product.......................          --           --         --      312,500
Stock issued and options and
 warrants assumed in connection
 with the acquisition of Coral
 Systems, Inc.(1)..............          --           --         --   16,873,977
                                  ----------     --------   -------- -----------
                                  $2,268,605     $118,057   $202,364 $17,186,477
                                  ==========     ========   ======== ===========

--------
(1) Stock issued and options and warrants assumed in connection with the acquisition of Coral Systems, Inc. are presented excluding stock issuance costs of approximately $354,000.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

  In both April and September of 1996, the Company reacquired 200,000 shares of its common stock from a former director. These repurchases were partially financed through the issuance of two separate 8% notes payable in the amount of $226,667 and $260,000. Such notes were repaid during 1996.

  Impairment of Long-Lived Assets--The Company's adoption of SFAS No. 121 in 1996 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. SFAS No. 121 addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Stock-Based Compensation--In November 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 addresses the financial accounting and reporting standards for stock-based compensation plans and permits an entity to either record the effects of stock-based employee compensation plans in its financial statements or present pro forma disclosures in the notes to the financial statements. Compensation expense associated with awards to non employees is required to be measured using a fair value method. The Company has elected to provide the appropriate disclosures in the notes to its consolidated financial statements for employee compensation plans.

  Significant Estimates--The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates. These estimates include provisions for bad debts, certain accrued liabilities, recognition of revenue and expenses, and recoverability of deferred tax assets. These estimates could change; however, the Company does not expect any changes in the near term that would have a significant impact on its consolidated financial statements.

  Stock Split--On June 14, 1996, the Board of Directors authorized a two for one stock split effective on July 15, 1996. All shares and per share information included in the financial statements has been restated to reflect this stock split. In addition, during 1996, the number of shares of authorized common stock was increased to 60,000,000.

  Disclosure of Information about Capital Structure--In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS No. 129 requires the Company to disclose certain information about its capital structure. The adoption of SFAS 129 during 1997 did not impact the Company's consolidated results of operations, financial position, or cash flows.

  Reclassification--Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements to conform with the 1997 presentation.

 Recent Accounting Pronouncements


  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which is effective for fiscal 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in the financial statements. This new standard is not currently anticipated to significantly change the information presented regarding changes in the Company's equity.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), is effective for fiscal 1998. SFAS No. 131 establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. The Company does not expect the adoption of SFAS No. 131 to significantly change the information disclosed relating to its operations or major customers.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

  In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which is effective for fiscal 1998. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes Statement of Position 91-1, "Software Revenue Recognition." Subsequent to the release of SOP 97-2, the Accounting Standards Executive Committee proposed delaying for one year the effective date of certain provisions of SOP 97-2 relating to software arrangements that include multiple elements. The Statement of Position, "Deferral of the Effective Date of the Certain Provisions of SOP 97-2, Software Revenue Recognition, for Certain Transactions" would be effective upon issuance. The Company has not yet determined the effects on the Company's business practices and future interim and annual consolidated financial statements arising from the adoption of SOP 97-2.

3. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1997
                                                      -----------  -----------
   Furniture and fixtures...........................  $   261,379  $ 1,011,916
   Leasehold improvements...........................      776,634    3,332,211
   Computer equipment...............................    2,603,936    8,361,950
   Computer software and equipment and furniture and
    fixtures under capital leases...................    5,846,954    4,810,335
   Computer software................................      953,602    2,814,663
                                                      -----------  -----------
                                                       10,442,505   20,331,075
   Less accumulated depreciation and amortization...   (6,170,625)  (8,568,062)
                                                      -----------  -----------
   Property and equipment--net......................  $ 4,271,880  $11,763,013
                                                      ===========  ===========

  Accumulated amortization of computer software and equipment and furniture and fixtures under capital leases was $4,400,628 and $4,611,650 at December 31, 1996 and 1997, respectively.

4. NOTES PAYABLE

  The carrying value of notes payable consisted of the following:

                                       DECEMBER 31, 1996    DECEMBER 31, 1997
                                      --------------------- -----------------
                                      HELD BY    HELD BY       HELD BY
                                      RELATED  UNAFFILIATED UNAFFILIATED
                                      PARTIES    PARTIES       PARTIES
                                      -------  ------------ ---------------
Equipment line borrowings............ $   --    $  763,013   $    457,975
8% subordinated notes................  91,920    1,833,707      1,744,844
                                      -------   ----------   ------------
Total................................  91,920    2,596,720      2,202,819
Less current portion................. (12,500)    (555,205)      (805,205)
                                      -------   ----------   ------------
Long-term portion.................... $79,420   $2,041,515     $1,397,614
                                      =======   ==========   ============

  Line of Credit-- In December 1995, the Company amended its line of credit agreement with a bank (the "Bank Agreement") to reduce the amount of permitted borrowings to $1,500,000 and the outstanding borrowings were converted to a demand note due in March 1996 (the "Demand Note Agreement"). The weighted average annual interest rate for outstanding borrowings during the year ended September 30, 1995 and the three months ended December 31, 1995 approximated 9.9% and 9.5%, respectively.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

  During 1996, the Company converted the existing Demand Note Agreement (the "Amended Bank Agreement") to a line of credit which increased the maximum borrowing limit to $4,000,000, subject to a borrowing base formula, and decreased the interest rate to prime plus .25%.

  The Amended Bank Agreement was further amended on March 5, 1997 to provide for the issuance of letters of credit. Outstanding letters of credit reduce the amount the Company may borrow under the Amended Bank Agreement and are limited to $1,250,000 in the aggregate. The weighted average annual interest rate on outstanding borrowings during the years ended December 31, 1996 and 1997 was 9.4% and 0%, respectively. The Amended Bank Agreement expires in June 1998 and contains certain restrictions which, among others, limits the Company's ability to pay cash dividends and requires the Company to achieve defined levels of tangible net worth, as well as meeting defined ratios of senior liabilities to net worth and quick assets. Borrowings under the Amended Bank Agreement are collateralized by the Company's accounts receivable, equipment and intangible assets.

  Pursuant to the acquisition of Coral the Company assumed outstanding debt of approximately $740,000 from a line of credit with a bank which was repaid subsequent to the merger in 1997.

  Line of Credit-Equipment--The Company has a $2,000,000 line of credit available for equipment purchases (the "Equipment Line"). Borrowings under the Equipment Line are payable in 30 monthly installments of principal and interest commencing January, 1997 and ending June, 1999. In October 1997, the Equipment Line was amended to reduce the interest rate to prime. The weighted average annual interest rate for outstanding borrowings under the Equipment Line during the years ended December 31, 1996 and 1997 approximated 8.78% and 8.70%, respectively.

  8% Subordinated Notes--In August 1994, the Company issued $2,100,000 of subordinated notes to certain holders of the Company's common and mandatory redeemable preferred stock, with immediately exercisable warrants for the purchase of 525,000 shares of the Company's common stock. The warrants are exercisable through June 30, 2001 at a price of $2 per share and have been appraised and recorded at an aggregate market value of $262,500. The related discount on the subordinated notes ($262,500 at time of issuance) is being accreted over the term of the notes. Interest expense for the year ended September 30, 1995, the three months ended December 31, 1995, the years ended December 31, 1996 and 1997 included accretion related to these notes of approximately $37,500, $9,375, $37,500, and $43,700, respectively. During 1997, the Company repaid one of the two notes in the amount of $100,000. Interest on the remaining note is payable quarterly at an annual rate of 8%. Principal became payable in quarterly installments of $125,000 on September 30, 1997 through maturity (2001) on the remaining note. The remaining note is redeemable at the Company's option at par plus declining premiums at various dates.

  16% Subordinated Notes--In August 1995, the Company issued $1,151,000 of 16% subordinated notes to certain holders of the Company's redeemable preferred stock, with immediately exercisable warrants for the purchase of 287,750 shares of the Company's common stock. Interest on the notes was accrued monthly, and principal and accrued interest were payable on January 31, 1996. Such repayment obligations were extended by the note holders until the Company completed the placement of its Series D Preferred Stock on April 4, 1996 (See
Note 6). The warrants are exercisable through June 30, 2001 at a price of $2 per share and have been appraised and recorded at an aggregate market value of $143,875. The related discount on the subordinated note ($143,875 at time of issuance) has been accreted over the originally scheduled term of the notes. Interest expense for the year ended September 30, 1995, the three months ended December 31, 1995 and the year ended December 31, 1996 included approximately $38,900, $78,500, and $26,475 of accretion, respectively. The Company repaid principal and interest related to these notes in full upon the sale of its Series D Preferred Stock.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES

  Leases--The Company leases computer and other equipment under various noncancelable leases which have been capitalized for financial reporting purposes. The Company has noncancelable operating lease agreements for office space and certain equipment.

  Future minimum payments under capital and operating leases and subrental income relating to certain operating leases consisted of the following at December 31, 1997:

                                             CAPITAL    OPERATING   SUBRENTAL
                                              LEASES      LEASES      INCOME
                                             --------  ------------ ----------
   1998..................................... $365,204  $  3,220,750 $  828,202
   1999.....................................   47,514     3,125,837    860,787
   2000.....................................      --      2,816,735    787,370
   2001.....................................      --      2,231,697    298,139
   2002.....................................      --      1,415,819        --
                                             --------  ------------ ----------
   Total minimum lease payments.............  412,718  $ 12,810,838 $2,774,498
                                                       ============ ==========
   Less amount representing interest........  (28,580)
                                             --------
   Present value of future minimum lease
    payments................................  384,138
   Less current portion..................... (339,258)
                                             --------
   Long-term portion........................ $ 44,880
                                             ========

  Rent expense for operating leases was approximately $1,503,000, $405,000, $1,797,000, and $2,291,000 for the year ended September 30, 1995, for the three months ended December 31, 1995, for the years ended December 31, 1996 and 1997, respectively.

  Litigation--On September 10, 1997, an action was brought against the Company and another defendant, United States Cellular Corp. in the Superior Court of New Jersey, Law Division, Mercer County by National Information Bureau Ltd. ("NIB"), a Delaware corporation based in New Jersey. The complaint asserts counts against the Company alleging misappropriation of trade secrets, interference with contractual relations, civil conspiracy, and breach of contract. Three other counts of the complaint assert claims only against United States Cellular Corp. In the complaint, NIB seeks damages, attorneys' fees, costs, and unspecified other relief. The complaint does not identify or specify the amount, if any, of damages NIB claims to have incurred as a result of any alleged conduct by the Company. The Company believes that the claims asserted against it by NIB are without merit. The Company intends to defend the action vigorously, and does not believe that this claim will have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

  During 1996, the Company and certain affiliates (the "Entrepreneurial Partnerships") (collectively, the "Plaintiffs") reached an agreement to settle various lawsuits between the Plaintiffs and a former director of the Company (see Note 10). In addition to settling all claims and disputes, the former director agreed, in exchange for payments of $25,500 each, to grant the Company and the Entrepreneurial Partnerships' various options to purchase the Company's common stock from the former director (the "Settlement Shares"). The Company's purchase option permitted the Company to purchase Settlement Shares in 200,000 share allotments during each of three specified periods of time through February 1997 at purchase prices of $1.70, $1.95 and $2.20 per share during the first, second and final share allotments, respectively. In the event that the Company chose not to immediately pay for the Settlement Shares, a portion of the purchase price (66.67%) could be financed by issuing the former director an 8% two-year note. During 1996, the Company exercised its option to purchase 600,000 settlement shares of which a portion were temporarily financed during the year and subsequently repaid in October 1996.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

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

  Patent Interference--Prior to the acquisition of Coral by Lightbridge, an interference proceeding was declared by the United States Patent and Trademark Office between an issued patent and a patent application of Coral and a patent application by another company (the "Interference"). The other company's patent and patent application involve certain technology that is an essential part of its current FraudBuster product. Subsequent to the acquisition of Coral, Lightbridge settled the matter by paying the other company $425,000.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

  During 1996, the holders of the Company's Series A, B, C, and D redeemable convertible preferred stock (collectively, the "Preferred Stock") converted their holdings into shares of the Company's common stock. Activity related to the classes of redeemable convertible preferred stock prior to conversion was as follows:

                          SERIES A    SERIES B   SERIES C   SERIES D     TOTAL
                         ----------  ----------  --------  ----------  ----------
Balances, October 1,
 1994................... $1,146,143  $1,204,729  $597,567  $      --   $2,948,439
  Dividends accreted....     60,978      76,104    45,462         --      182,544
                         ----------  ----------  --------  ----------  ----------
Balances, September 30,
 1995...................  1,207,121   1,280,833   643,029         --    3,130,983
  Dividends accreted....     15,244      19,026    11,365         --       45,635
                         ----------  ----------  --------  ----------  ----------
Balances, December 31,
 1995...................  1,222,365   1,299,859   654,394         --    3,176,618
  Stock issued, net is-
   suance costs of
   $41,600..............        --          --        --    5,958,400   5,958,400
  Dividends accreted....     45,731      57,083    34,091         --      136,905
  Conversion to common
   stock................ (1,268,096) (1,356,942) (688,485) (5,958,400) (9,271,923)
                         ----------  ----------  --------  ----------  ----------
Balances, December 31,
 1996................... $      --   $      --   $    --   $      --   $      --
                         ==========  ==========  ========  ==========  ==========

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

  Dividends--On October 1, 1992, the Series A and Series B Preferred Stock began accruing dividends at the rate of 8% per annum. The Series C Preferred Stock began accruing dividends at the rate of 8% per annum beginning on October 1, 1993. Prior to the issuance of the Series D Preferred Stock, the Series A, Series B and Series C Preferred Stock dividends were payable in cash for fiscal years in which the Company had net income

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES
in excess of $500,000 and accruable in all other years. Accrued dividends outstanding for any year were payable in cash in subsequent years to the extent net income exceeded the required minimum of $500,000 by an additional $500,000. No dividends were paid in the years ended September 30, 1995, the three months ended December 31, 1995 or during fiscal 1996. In connection with the issuance of the Series D Preferred Stock, the Series A, Series B and Series C Preferred Stock dividends became payable in cash or by issuance of subordinated promissory notes for fiscal years in which the Company's net income was $1,000,000 or more, to the extent of the lesser of 20% of net income in excess of $1,000,000 or all dividends then payable. For financial reporting purposes, the dividends were accreted ratably over the period the Preferred Stock was expected to be outstanding to the extent not required to be paid. Dividends payable for all periods presented consisted of $80,076 and $86,800 required to be paid on the Series A and Series B Preferred Stock, respectively, as a result of the Company's 1994 net income.

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

7. COMMON STOCK OPTION PLANS, WARRANTS, AND STOCKHOLDER RIGHTS PLAN

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

  1996 Employee Stock Plans--On June 14, 1996, the Board of Directors authorized and the stockholders approved the adoption of the 1996 Incentive and Nonqualified Stock Option Plan and the 1996 Stock Purchase Plan for the issuance of options or sale of shares to employees. Both plans became effective immediately after the closing of the Company's IPO:

  --1996 Incentive and Nonqualified Stock Option Plan--The 1996 Incentive and
    Nonqualified Stock Option Plan provides for the issuance of up to 1,000,000 options to purchase shares of the Company's common stock. Options may be either qualified incentive stock options or nonqualified stock options at the discretion of the Board of Directors. Exercise prices will be either fair market value on the date of grant, in the case of incentive stock options, or set by the Board of Directors at the date of grant, in the case of nonqualified options.

  --1996 Employee Stock Purchase Plan--The 1996 Stock Purchase Plan provides for the sale of up to 100,000 shares of the Company's common stock to employees. Employees will be allowed to purchase shares at a discount from the lower of fair value at the beginning or end of the purchase periods through payroll deductions.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

  The following table presents activity under all stock option plans:

                                                             WEIGHTED   GRANT
                                                   NUMBER    AVERAGE    DATE
                                                     OF      EXERCISE   FAIR
                                                   OPTIONS    PRICE   VALUE(1)
                                                  ---------  -------- ---------
     Outstanding at October 1, 1994..............   716,100   $ 0.16
       Granted...................................   321,700     0.62  $ 199,454
       Exercised.................................    (2,516)    0.07
       Forfeited.................................   (21,584)    0.12
                                                  ---------
     Outstanding at September 30, 1995........... 1,013,700     0.31
       Granted...................................   233,500     0.75    175,125
       Exercised.................................   (74,350)    0.04
       Forfeited.................................  (100,150)    0.05
                                                  ---------
     Outstanding at December 31, 1995............ 1,072,700     0.40
       Granted...................................   817,100     5.40  4,412,340
       Exercised.................................   (52,620)    0.64
       Forfeited.................................  (105,880)    0.84
                                                  ---------
     Outstanding at December 31, 1996............ 1,731,300     2.74
       Granted...................................   447,000    12.10  5,407,050
       Assumed ..................................    58,576     6.72
       Exercised.................................  (176,775)    1.20
       Forfeited.................................   (63,780)    2.46
                                                  ---------
     Outstanding at December 31, 1997............ 1,996,321     4.96
                                                  =========

--------
(1) Exercise prices on grant date have equaled fair market value, accordingly, no compensation expense has been recorded in the accompanying consolidated financial statements.

  The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                           OPTIONS   EXERCISABLE
                                                         EXERCISABLE    PRICE
                                                         ----------- -----------
       September 30, 1995...............................   457,055      $0.10
       December 31, 1995................................   426,835       0.13
       December 31, 1996................................   684,705       0.51
       December 31, 1997................................   941,975       2.69

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

  The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                           THREE MONTHS       YEARS ENDED
                                              ENDED          DECEMBER 31,
                                           DECEMBER 31, -----------------------
                                               1995        1996        1997
                                           ------------ ----------- -----------
        Risk-free interest rate..........  5.51%-5.86%  5.36%-6.69% 5.80%-6.76%
        Expected life of option grants...   2-6 years    1-6 years   1-6 years
        Expected volatility of underlying
         stock...........................      31%          31%         82%
        Expected dividend payment rate,
         as a percentage of the stock
         price on the date of grant......      --           --          --

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

  The following table sets forth information regarding options outstanding at December 31, 1997:

                                                                        WEIGHTED    WEIGHTED
                                                                         AVERAGE     AVERAGE
                                                              WEIGHTED  REMAINING   EXERCISE
                                      RANGE OF      NUMBER    AVERAGE  CONTRACTUAL  PRICE FOR
                         NUMBER OF    EXERCISE     CURRENTLY  EXERCISE    LIFE      CURRENTLY
          PLAN            OPTIONS      PRICES     EXERCISABLE  PRICE     (YEARS)   EXERCISABLE
          ----           --------- -------------- ----------- -------- ----------- -----------
1990 Incentive Stock
 Option Plan............  801,875  $0.04 - $ 0.75   580,020    $0.40         6        $0.15
                          319,820       2.00        140,570     2.00       8.5         2.00
                          200,000       8.50         60,000     8.50       8.5         8.50
1996 Incentive Stock
 Option Plan............   12,000       7.75          4,800     7.75         9         7.75
                           94,200       8.13         35,700     8.13         9         8.13
                           80,000      12.38         26,664    12.38         9        12.38
                            9,500       7.00          2,850     7.00        10         7.00
                           12,375       7.50          3,275     7.50        10         7.50
                           55,750       8.25         14,450     8.25        10         8.25
                           80,275      10.25         27,457    10.25        10        10.25
                            2,500      11.75            625    11.75        10        11.75
                           16,500      12.88          4,125    12.88        10        12.88
                            7,000      16.50          1,750    16.50        10        16.50
                           72,000      14.38         14,400    14.38        10        14.38
                          173,950      14.00            --     14.00        10          --
Options assumed from
 acquisition of Coral
 Systems, Inc...........   58,576  $0.46 - $25.76    25,289     6.72      6-10         6.93

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

  The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, reported net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                           THREE MONTHS       YEARS ENDED
                              ENDED          DECEMBER 31,
                           DECEMBER 31, -----------------------
                               1995        1996        1997
                           ------------ ---------- ------------
         Income (loss)
          before
          provision for
          income taxes...    $64,188    $1,892,716 $(11,696,750)
         Provision for
          income taxes...      2,200       125,000      960,000
                             -------    ---------- ------------
         Net income
          (loss).........    $61,988    $1,767,716 $(12,656,750)
                             =======    ========== ============
         Basic earnings
          (loss) per
          common share...    $  0.00    $     0.25 $      (0.86)
                             =======    ========== ============
         Diluted earnings
          (loss) per
          common share...    $  0.00    $     0.12 $      (0.86)
                             =======    ========== ============

  The pro forma effect on net income (loss) and earnings (loss) per share for the three months ended December 31, 1995 and the years ended December 31, 1996 and 1997 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to October 1, 1995.

  Common Stock Warrants--The Company has issued warrants to purchase 1,270,038 shares of the Company's common stock at exercise prices ranging from $0.793 to $2.00 per share. Warrants issued prior to August 1994 were assigned nominal value based upon management's estimate of their fair market value. Warrants issued in connection with the Company's issuance of subordinated notes (See
Note 4) have been ascribed an aggregate value of $406,375. During 1996, warrant holders with warrants to purchase 457,288 shares of common stock exercised such warrants in conjunction with the IPO. The warrant holder surrendered a portion of the warrants, valued at the IPO price of the common stock, in lieu of payment of the cash exercise price. In addition, a director exercised a warrant for 3,234 shares in conjunction with the IPO which was valued at the IPO price of common stock. In June 1996, a warrant holder exercised a warrant for 62,500 shares which had an exercise price of $2.00 per share. In conjunction with the IPO, the Company issued warrants to a former director to purchase 100,000 shares of common stock at the IPO price. The compensation expense recognized for this warrant grant was $230,000 and was determined by using the Black/Scholes pricing model. At December 31, 1997, outstanding warrants to purchase shares of common stock aggregated 834,516 (734,516 shares at an exercise price of $2.00 and 100,000 shares at an exercise price of $10.00). Such shares are subject to certain antidilution provisions. Pursuant to the acquisition of Coral, all warrants to purchase shares of Coral's common stock became exercisable, when vested, to purchase shares of Lightbridge common stock. Warrants converted to purchase Lightbridge common stock aggregated 55, 823 at exercise prices ranging from $0.05 to $34.35 at December 31, 1997.

  Reserved Shares--The Company has reserved 3,577,016 shares of common stock for issuance for the stock purchase plan and the exercise of stock options and warrants.

  Stockholder Rights Plan--In November 1997, the Board of Directors of Lightbridge declared a dividend of one right (each a "Right" and collectively the "Rights") for each outstanding share of common stock. The Rights will be issued to the holders of record of common stock outstanding on November 14, 1997, and with

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES
respect to common stock issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to shares of common stock issued after the Distribution Date. Each Right, when it becomes exercisable will entitle the registered holder to purchase from Lightbridge one one-hundredth (1/100th) of a share of Series A participating cumulative preferred stock, par value $0.01 per share, of Lightbridge at a price of $75.00. The Rights will be issued upon the earlier of the date which Lightbridge learns that a person or group acquired, or obtained the right to acquire, beneficial ownership of fifteen percent or more of the outstanding shares of common stock or such date designated by the Board of Directors following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of the Company's common stock that could result in the offeror becoming the beneficial owner of fifteen percent or more of the outstanding shares of the Company's common stock (the earlier of such dates being called the "Distribution Date".)

8. INCOME TAXES

  The income tax (benefit) provision for the year ended September 30, 1995, the three months ended December 31, 1995, and for the years ended December 31, 1996 and 1997 consisted of the following:

                                               THREE MONTHS     YEARS ENDED
                                  YEAR ENDED      ENDED         DECEMBER 31
                                 SEPTEMBER 30, DECEMBER 31, -------------------
                                     1995          1995       1996      1997
                                 ------------- ------------ -------- ----------
Current:
  Federal.......................     $--          $2,400    $141,400 $1,333,000
  State.........................      --             --       18,100    254,000
Deferred:
  Federal.......................      --             --          --    (530,000)
  State.........................      --             --          --    (165,000)
                                     ----         ------    -------- ----------
Income tax provision............     $--          $2,400    $159,500 $  892,000
                                     ====         ======    ======== ==========

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                            1996        1997
                                                          ---------  ----------
Current Items:
Assets:
  Accrued expenses ...................................... $  86,669  $  146,386
  Tax credits ...........................................    60,189     539,462
  Valuation allowance....................................  (146,858)   (179,500)
Liabilities:
  Acquired technology....................................       --      (80,000)
                                                          ---------  ----------
Net current deferred tax assets.......................... $     --   $  426,348
                                                          =========  ==========
Long-Term Items:
Assets:
  Depreciation and amortization.......................... $ 579,759  $   38,046
  Accrued expenses.......................................       --      192,525
  Acquired loss carryforwards............................       --    5,555,431
  Valuation allowance....................................  (579,759) (5,555,431)
Liabilities:
  Other..................................................       --      (14,533)
                                                          ---------  ----------
Net long-term deferred tax assets........................ $     --   $  216,038
                                                          =========  ==========

  The net change in the valuation allowance for the year ended September 30, 1995, the three month period ended December 31, 1995 and the years ended December 31, 1996 and 1997 was an increase (decrease) of $956,390, $(55,211), $(713,913) and $5,008,314, respectively. Pursuant to the acquisition of Coral, the Company had net operating loss carryforwards for federal income tax purposes available at December 31, 1997. These net operating loss carryforwards are limited in use and therefore a valuation allowance was established against the deferred tax assets as their realization is not assured. Any future benefit realized from any of the acquired net operating loss carryforwards of Coral will be recorded as a reduction of goodwill as in accordance with the provisions of SFAS 109.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

  The following is a reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate:

                                                    THREE         YEARS
                                       YEAR         MONTHS        ENDED
                                       ENDED        ENDED     DECEMBER 31,
                                   SEPTEMBER 30, DECEMBER 31, ---------------
                                       1995          1995      1996     1997
                                   ------------- ------------ ------   ------
     Statutory federal income tax
      rate.......................       (34)%         34%         34%     (34%)
     Loss producing no tax
      benefit....................        34           --          --       --
     In-process research and
      development................        --           --          --       50
     Alternative minimum tax
      asset, not assured of
      realization................        --            3           2       --
     State taxes, net of federal
      benefit....................        --           --           1        2
     Change in valuation
      allowance..................        --           --          --       (5)
     Other, net..................        --           --           4       (5)
     Net operating loss
      carryforwards..............        --          (34)        (34)      --
                                        ---          ---      ------   ------
     Effective tax rate..........        --%           3%          7%       8%
                                        ===          ===      ======   ======

9. EMPLOYEE PROFIT SHARING PLAN

  The Company has a 401(k) Employee Profit Sharing Plan (the "Plan"). Under the Plan, the Company, at its discretion, may make contributions to match employee contributions. All employees of the Company are eligible to participate, subject to employment eligibility requirements. Vesting of employer contributions occurs ratably over a five-year period. Employer contributions amounted to approximately $43,000, $20,000, $91,000 and $129,000 for the year ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

  As a result of the Merger, the Company assumed Coral's 401(k) Defined Contribution Plan under which substantially all of the Coral employees are eligible to participate. No employer contributions were made for the period November 7, 1997 to December 31, 1997. The Company intends to merge this plan into the existing Lightbridge Plan.

10. RELATED-PARTY TRANSACTIONS

  Under an agreement dated February 28, 1990, the Company granted an exclusive license to RentGrow, Inc. ("RentGrow"), a company having certain common investors with the Company, to use the Company's Credit Decision System in the rental real estate market. Under the terms of the agreement, the Company was to receive $250,000, comprised of five installments in varying amounts through August 1996. The final payment was not made in August 1996. In 1997, the Company received from RentGrow a three year 11.25% promissory note in the principal amount of $75,584 representing the final payment and other amounts owed to the Company. In addition, this agreement provides for the Company to maintain the licensed software, at RentGrow's option, at an annual amount equal to 15% of the license amount, which the Company believes exceeds the cost of providing such maintenance.

  On August 26, 1996, the Company entered into an agreement with a former director pursuant to which the Company paid $75,000 to the former director and granted the former director warrants (described in Note 7) to purchase 100,000 shares of the Company's Common Stock at the IPO price in exchange for the execution of certain agreements related to the IPO.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES

  During 1997, the Company entered into notes receivable agreements with two officers totaling $87,000. Interest on the notes accrues monthly at the prime rate. One of the notes which aggregated $12,000 was repaid during 1997.

11. EARNINGS PER SHARE

  In February of 1997, the FASB released Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective for fiscal periods ending after December 15, 1997. The Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The statement replaces primary EPS with basic EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is computed similarly to fully diluted EPS previously presented. In accordance with the standard, all prior period EPS data have been restated.

  A reconciliation of the numerators and denominators of the basic and diluted EPS computations for income (loss) from continuing operations is shown below:

                                                                       EARNINGS
                                                                        (LOSS)
                                              INCOME        SHARES       PER
                                           (NUMERATOR)   (DENOMINATOR)  SHARE
                                           ------------  ------------- --------
YEAR ENDED DECEMBER 31, 1997
Basic and Diluted EPS
 Loss available to common stockholders.... $(11,776,164)  14,802,012    $(0.80)
YEAR ENDED DECEMBER 31, 1996
Basic EPS
 Income available to common stockholders.. $  2,272,497    6,520,789
 Less: accreted preferred stock
  dividends...............................     (136,905)
                                           ------------   ----------
                                           $  2,135,592    6,520,789    $ 0.33
Effect of dilutive securities
 Assumed conversion of preferred stock....                 4,747,300
 Options and warrants.....................                 1,838,155
                                                          ----------
Diluted EPS
 Income available to common stockholders
  and assumed conversions................. $  2,272,539   13,106,244    $ 0.17
THREE MONTHS ENDED DECEMBER 31, 1995
Basic and Diluted EPS
 Income available to common stockholders.. $     72,205    6,509,214
 Less: accreted preferred stock
  dividends...............................      (45,635)
                                           ------------   ----------
                                           $     26,570    6,509,214    $ 0.00
YEAR ENDED SEPTEMBER 30, 1995
Basic and Diluted EPS
 Loss available to common stockholders.... $ (2,432,914)   6,508,424
 Less: accreted preferred stock
  dividends...............................     (182,544)
                                           ------------   ----------
                                           $ (2,615,458)   6,508,424    $(0.40)

  Shares of redeemable preferred stock convertible into common stock have been excluded from the diluted computation as they are anti-dilutive. Had such shares been included, shares for diluted computation would have

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES
increased by approximately 3,244,000 for both the year ended September 30, 1995 and the three months ended December 31, 1995. Stock options and warrants convertible into common stock have also been excluded from the diluted computation as they are also anti-dilutive. Had such shares been included, shares for diluted computation would have increased by approximately 500,000 and 1,900,000 for the three months ended December 31, 1995 and the year ended December 31, 1997, respectively. In addition, because such shares are anti-dilutive, no adjustment has been made to reconcile from income (loss) for the basic computation to that for the diluted computation for those periods.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                           FIRST        SECOND              THIRD          FOURTH
                          QUARTER      QUARTER             QUARTER        QUARTER
                          ------- ------------------  ------------------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Revenues................  $8,823  $            9,008  $            9,457  $ 13,262
Income (loss) from
 operations(1)..........     921               1,180               1,193   (15,129)
Net income (loss).......  $1,767  $              898  $              927  $(15,366)
Basic earnings (loss)
 per share..............  $ 0.12  $             0.06  $             0.06  $  (1.01)
Diluted earnings (loss)
 per share..............  $ 0.11  $             0.06  $             0.06  $  (1.01)
1996
Revenues................  $6,314  $            6,949  $            7,372  $  8,910
Income from operations..     282                 410                 533     1,513
Net income..............  $   23  $              280  $              354  $  1,616
Basic earnings per
 share..................  $ 0.00  $             0.03  $             0.05  $   0.11
Diluted earnings per
 share..................  $ 0.00  $             0.03  $             0.03  $   0.10

(1) Net loss for the fourth quarter of 1997 includes the write-off of purchased in-process research and development costs of approximately $16 million.