Form 10-Q
period 1998-03-31
LIGHTBRIDGE INC
filed 1998-05-01
CIK 1017172

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

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


                            67 South Bedford Street
                        Burlington, Massachusetts 01803
         (Address of principal executive offices, including Zip Code)

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


As of April 1, 1998, there were 15,794,675 shares of the registrant's common stock, $.01 par value, outstanding.

                               LIGHTBRIDGE, INC.

                 Form 10-Q for the Quarter Ended March 31, 1998

                               Table of Contents


                                                                                                       Page No.
                                                                                                       --------

PART I.     FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements:
            Balance Sheets as of March 31, 1998 and December 31, 1997...........................            3
            Income Statements for the three months ended March 31, 1998 and
              March 31, 1997....................................................................            4
            Statements of Cash Flow for the three months ended March 31, 1998
              and March 31, 1997................................................................            5
            Notes to Unaudited Condensed Consolidated Financial Statements......................            6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................................            7

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K....................................................           12
Signature. .....................................................................................           13

PART I.   FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31, 1998         December 31, 1997
                                                                              --------------         -----------------
                               ASSETS
                               ------
Current assets:
   Cash and cash equivalents                                                    $ 12,762,060             $ 15,715,726
   Accounts receivable - net                                                      14,700,335               13,213,052
   Other current assets                                                            2,917,004                2,885,583
                                                                                ------------             ------------
      Total current assets                                                        30,379,399               31,814,361
Property and equipment - net                                                      11,791,647               11,763,013
Goodwill - net                                                                     5,734,510                6,286,931
Other assets                                                                       1,866,414                2,087,676
                                                                                ------------             ------------
      Total assets                                                              $ 49,771,970             $ 51,951,981
                                                                                ============             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                                     $  5,230,359             $  8,164,817
   Short-term borrowings and current portion of notes payable                        805,205                  805,205
   Deferred revenues                                                               2,139,526                1,658,406
                                                                                ------------             ------------
      Total current liabilities                                                    8,175,090               10,628,428
Other long-term liabilities                                                        1,128,712                  823,346
Notes payable                                                                      1,080,219                1,397,614
                                                                                ------------             ------------
      Total liabilities                                                           10,384,021               12,849,388
                                                                                ------------             ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding at March 31, 1998 and
     December 31, 1997, respectively                                                      --                       --

   Common stock, $.01 par value; 60,000,000 shares authorized;
     16,621,967 and 16,492,954 shares issued; 15,794,675 and
     15,665,662 shares outstanding at March 31, 1998 and
     December 31, 1997, respectively                                                 166,219                  164,929
   Additional paid-in capital                                                     53,852,248               53,660,991
   Warrants                                                                          598,875                  598,875
   Accumulated deficit                                                           (13,604,430)             (13,697,239)
                                                                                ------------             ------------
      Total                                                                       41,012,912               40,727,556
   Less treasury stock, at cost                                                   (1,624,963)              (1,624,963)
                                                                                ------------             ------------
      Total stockholders' equity                                                  39,387,949               39,102,593
                                                                                ------------             ------------
          Total liabilities and stockholders' equity                            $ 49,771,970             $ 51,951,981
                                                                                ============             ============



       See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS


                                                    Three months ended March 31,
                                            --------------------------------------------
                                                    1998                     1997
                                            -------------------       ------------------
Revenues                                            $13,302,816               $8,822,838
Cost of revenues                                      6,299,709                4,168,670
                                            -------------------       ------------------
Gross profit                                          7,003,107                4,654,168
                                            -------------------       ------------------
Operating expenses:
   Development                                        2,292,097                1,330,919
   Sales and marketing                                1,955,937                1,256,417
   General and administrative                         2,807,512                1,145,626
                                            -------------------       ------------------
Total operating expenses                              7,055,546                3,732,962
                                            -------------------       ------------------

Income (loss) from operations                           (52,439)                 921,206
Other income (expense):
   Interest income                                      228,967                  319,816
   Interest expense                                     (65,840)                (107,855)
   Other non-operating income (expense)                  39,022                   (9,280)
                                            -------------------       ------------------

Income before provision for income taxes                149,710                1,123,887
Provision for (benefit from) income taxes                56,900                 (643,939)
                                            -------------------       ------------------
Net income                                          $    92,810               $1,767,826
                                            ===================       ==================
Basic earnings per common share                           $0.01                    $0.12
                                            ===================       ==================
Diluted earnings per common share                         $0.01                    $0.11
                                            ===================       ==================



       See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                Three months ended March 31,
                                                                        ---------------------------------------------
                                                                                 1998                     1997
                                                                        -----------------------   -------------------
Cash Flows From Operating Activities:
   Net income                                                                    $    92,810              $ 1,767,826
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
   Depreciation and amortization                                                   2,124,086                  986,904
   Amortization of discount on notes                                                   8,906                    9,016
   Deferred tax assets                                                                    --                 (795,100)
   Changes in assets and liabilities:
   Accounts receivable and other current assets                                   (1,518,705)              (1,134,203)
   Other assets                                                                     (122,699)                  35,719
   Accounts payable and accrued liabilities                                       (2,899,019)                (418,828)
   Deferred revenues                                                                 481,120                  411,077
   Other liabilities                                                                 373,859                       --
                                                                        -----------------------   -------------------
   Net cash (used in) provided by operating activities                            (1,459,642)                 862,411
                                                                        -----------------------   -------------------
Cash Flows From Investing Activities:
   Purchases of property and equipment                                            (1,256,338)              (1,175,294)
   Purchase of investments                                                                --               (2,069,323)
                                                                        -----------------------   -------------------
   Net cash used in investing activities                                          (1,256,338)              (3,244,617)
                                                                        -----------------------   -------------------
Cash Flows From Financing Activities:
   Payments on notes payable                                                        (326,301)                (176,301)
   Principal payments under capital lease obligations                               (103,932)                (476,895)
   Proceeds from issuance of common stock                                            192,547                   17,862
                                                                        -----------------------   -------------------
   Net cash used in financing activities                                            (237,686)                (635,334)
                                                                        -----------------------   -------------------
Net decrease in cash and cash equivalents                                         (2,953,666)              (3,017,540)
Cash and cash equivalents, beginning of period                                    15,715,726               27,900,802
                                                                        -----------------------   -------------------
Cash and cash equivalents, end of period                                         $12,762,060              $24,883,262
                                                                        =======================   ===================



       See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

   The condensed consolidated financial statements included herein have been prepared by Lightbridge, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Significant Accounting Policies:

Software Revenue Recognition

   During the first quarter of 1998, the Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes Statement of Position 91-1, "Software Revenue Recognition." The adoption of SOP 97-2 had no effect on the Company's reported revenues for the quarter ended March 31, 1998. However, there can be no assurance that the provisions of SOP 97-2 will not affect revenues from future software transactions entered into by the Company.

Earnings Per Share

   During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The Statement replaces primary EPS with basic EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is computed similarly to fully diluted EPS previously presented. In accordance with the standard, all prior period EPS data have been restated.

   A reconciliation of the numerators and denominators of the basic and diluted EPS computations for income (loss) from continuing operations is shown below:

                                                                        Income           Shares      Earnings (Loss)
                                                                      (Numerator)     (Denominator)     per Share
                                                                      -----------     ------------   ---------------
Three Months Ended March 31, 1998
Basic EPS:
   Income available to common shareholders.....................        $   92,810       15,707,303          $0.01

Effect of dilutive securities
   Options and warrants........................................                          2,097,814
                                                                                      ------------

Diluted EPS:
   Income available to common shareholders.....................        $   92,810       17,805,117          $0.01
                                                                                      ============


Three Months Ended March 31, 1997
Basic EPS:
   Income available to common shareholders.....................        $1,767,826       14,611,646          $0.12

Effect of dilutive securities
   Options and warrants........................................                          1,810,305
                                                                                      ------------

Diluted EPS:
   Income available to common shareholders.....................        $1,767,826       16,421,951          $0.11
                                                                                      ============

Reclassifications

   Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING (A) CONTINUING RAPID CHANGE IN THE TELECOMMUNICATIONS INDUSTRY THAT MAY AFFECT BOTH LIGHTBRIDGE AND ITS CUSTOMERS,
(B) CUSTOMER CONCENTRATION, (C) UNCERTAINTIES ASSOCIATED WITH LIGHTBRIDGE'S ABILITY TO DEVELOP NEW PRODUCTS AND TECHNOLOGIES, (D) MARKET ACCEPTANCE OF LIGHTBRIDGE'S NEW PRODUCTS AND CONTINUING DEMAND FOR LIGHTBRIDGE'S PRODUCTS BY TELECOMMUNICATIONS COMPANIES, (E) THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING ON BOTH LIGHTBRIDGE AND ITS CUSTOMERS, (F) MANAGEMENT OF GROWTH, AND (G) THE OTHER FACTORS SET FORTH UNDER "ITEM 1A. Risk Factors" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997. Information set forth under the heading "ITEM 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated as an exhibit to this Quarterly Report.

   CHURNALERT, FRAUDBUSTER and PROFILE are registered trademarks of the Company, and LIGHTBRIDGE, POPS and SAMS are trademarks of the Company. All other trademarks or trade names referred to in this Form 10-Q are the property of their respective owners.

RESULTS OF OPERATIONS

   OVERVIEW

   Lightbridge develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition and retention processes.

   In November 1997, the Company acquired all of the outstanding stock of Coral Systems, Inc. ("Coral"), pursuant to an Agreement and Plan of Reorganization dated as of September 9, 1997 (the "Reorganization Agreement"). The acquisition was effected through a reverse triangular merger (the "Merger") in which a newly formed subsidiary of Lightbridge was merged with and into Coral and the surviving corporation became a wholly owned subsidiary of the Company. Pursuant to the Merger, each of the outstanding shares of Coral's stock was converted into a fraction of a share of Lightbridge's common stock, determined as set forth in the Reorganization Agreement. In addition, as a result of the Merger, all options and warrants to purchase shares of Coral's stock became exercisable, when vested, to purchase shares of Lightbridge's common stock. As a result of the Merger, Lightbridge issued 892,073 shares of its common stock for all of the outstanding shares of Coral's common stock and reserved 114,399 shares of its common stock for Coral's options and warrants. The merger has been accounted for using the purchase method, which combines the results of Coral from the date of acquisition with those of the Company. As a result, the Company's results of operation include Coral's results for the three months ended March 31, 1998, but not for the three months ended March 31, 1997.

   Coral provides client-server software products for the wireless telecommunications industry to enable carriers to reduce fraud and customer turnover, or "churn," and increase operating efficiencies. Coral's products are based upon its core technology, which is designed to provide several advantages, including rapid product development, portability, technology independence and enhanced scalability. Coral's fraud management software, FraudBuster, incorporates a fraud profiler and subscription fraud monitoring functionality and is designed to combat most currently identified types of wireless fraud. FraudBuster detects multiple types of existing and emerging fraud, including cloning, subscription fraud, tumbling fraud and cellular telephone theft. Coral's churn prevent product, ChurnAlert, allows carriers to analyze and identify potential churn candidates before they seek customer service assistance or deactivate service.

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

   Lightbridge is seeking to broaden and strengthen its management team. First, the Company expects to engage a new head of worldwide sales and marketing in late April 1998. Second, during the three months ending June 30, 1998, Lightbridge expects to consolidate its consulting services group and to name a vice president to head the new group. Third, the Company is seeking to hire a new chief financial officer who will have responsibility for matters such as the Company's financial reporting systems, business measures and analysis, and relationships with public market analysts and investors.

   RESULTS OF OPERATIONS

                                                                       Three Months Ended March 31,
                                                              ---------------------------------------------
                                                                      1998                      1997
                                                              --------------------      -------------------
Revenues:
   Transaction............................................                   58.7%                     68.3%
   Software and services..................................                   41.3                      31.7
                                                              --------------------      -------------------
                                                                            100.0                     100.0
Cost of revenues..........................................                   47.4                      47.3
                                                              --------------------      -------------------
Gross profit..............................................                   52.6                      52.7
                                                              --------------------      -------------------

Operating expenses:
   Development............................................                   17.2                      15.1
   Sales and marketing....................................                   14.7                      14.2
   General and administrative.............................                   21.1                      13.0
                                                              --------------------      -------------------
      Total operating expenses............................                   53.0                      42.3
                                                              --------------------      -------------------
Income (loss) from operations.............................                   (0.4)                     10.4
Other income (expense), net...............................                    1.5                       2.3
                                                              --------------------      -------------------
Income before income taxes................................                    1.1                      12.7
Provision for (benefit from) income taxes.................                    0.4                      (7.3)
                                                              --------------------      -------------------
Net income................................................                    0.7%                     20.0%
                                                              ====================      ===================

   Revenues. Revenues increased by 50.8% to $13.3 million in the three months
   --------
ended March 31, 1998 from $8.8 million in the three months ended March 31, 1997.

   Transaction revenues increased by 29.7% to $7.8 million in the three months ended March 31, 1998 from $6.0 million in the three months ended March 31, 1997. The increase in transaction revenues for the three months ended March 31, 1998 was primarily due to increased volume of qualification and activation transactions processed for carrier clients.

   Software and services revenues increased by 96.3% to $5.5 million in the three months ended March 31, 1998 from $2.8 million in the three months ended March 31, 1997. The increase in software and services revenues for the three months ended March 31, 1998 was principally a result of the increase in revenues attributable to the Company's Channel Solutions and Fraud Management products and services. Increased revenues from Fraud Management products resulted in part from the inclusion of sales of Coral products in the three months ended March 31, 1998. Software and services revenues for the three months ended March 31, 1998 were adversely affected by (i) a lower-than-expected level of consulting projects from the Company's largest client and (ii) the Company's inability, under governing revenue recognition policies, to recognize revenue from Fraud Management software that was installed for a new international client but which had not been fully accepted by the client as of March 31, 1998 under the terms of the client's contract with the Company. Lightbridge expects to recognize the revenue from this Fraud Management software during the three months ending June 30, 1998, although there can be no assurance that the required contractual acceptance will be received by this time or at any time.

   Cost of Revenues.  Cost of revenues consists primarily of personnel costs,
   ----------------
costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of those systems and networks) and amortization of capitalized software. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's Teleservices Group and changes in the mix of total revenues between transaction revenues and software and services revenues.

   Cost of revenues increased by 51.1% to $6.3 million in the three months ended March 31, 1998 from $4.2 million in the three months ended March 31, 1997, while increasing slightly as a percentage of total revenues to 47.4% from 47.3%. The dollar increase in costs for the three months ended March 31, 1998 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity through the Company's acquisition of Coral and through internal growth.

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

   Development expenses increased by 72.2% to $2.3 million in the three months ended March 31, 1998 from $1.3 million in the three months ended March 31, 1997, while increasing as a percentage of total revenues to 17.2% from 15.1%. The dollar increase in costs for the three months ended March 31, 1998 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans, including personnel employed by Coral. The Company expects to continue to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its Channel Solutions and Fraud Management products and services, as well as to develop new products and services.

   Sales and Marketing.  Sales and marketing expenses consist primarily of
   -------------------
salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Sales and marketing expenses increased by 55.7% to $2.0 million in the three months ended March 31, 1998 from $1.3 million in the three months ended March 31, 1997, and increased as a percentage of total revenues to 14.7% from 14.2%. Both the dollar increase and the increase as a percentage of total revenues for the three months ended March 31, 1998 were due to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs, including trade shows. The dollar increase also reflected costs of Coral's sales and marketing personnel and activities. The Company continues to invest in sales and marketing efforts in order to increase its penetration of existing accounts and to add new clients and markets.

   General and Administrative.  General and administrative expenses consist
   --------------------------
principally of salaries of administrative, executive, finance and human resources personnel, fees for outside professional services, and amortization of goodwill incurred pursuant to the acquisition of Coral. General and administrative expenses increased by 145.1% to $2.8 million in the three months ended March 31, 1998 from $1.1 million in the three months ended March 31, 1997, and increased as a percentage of total revenues to 21.1% from 13.0%. Both the dollar increase and the increase as a percentage of total revenues resulted primarily from amortization of $0.7 million of goodwill and acquired technology, certain costs associated with the integration of Coral, and the addition of finance and human resource personnel. The Company believes that the remaining costs associated with the integration of Coral will be incurred in the three months ending June 30, 1998 and will not exceed $100,000.

   Other Income (Expense) Net.  Other income (expense) in the three months ended
   --------------------------
March 31, 1998 consists predominantly of interest income and expense. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest expense remained the same at $0.1 million in the three months ended March 31, 1998 and 1997. Interest income decreased to $0.2 million in the three months ended March 31, 1998 from $0.3 million in the three months ended March 31, 1997 as a result of lower cash balances due to the investment made in the service delivery infrastructure and computer equipment for development activities of the business during 1997.

   Provision for (Benefit from) Income Taxes.  During the three months ended
   -----------------------------------------
March 31, 1998, the Company recorded a net income tax provision of $0.1 million. During the three months ended March 31, 1997, the Company recorded a net income tax benefit of $0.6 million, which was derived from the reversal of its deferred tax valuation allowance and the utilization of certain tax credits, net of a provision of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

   Prior to its initial public offering, the Company funded its operations primarily through private placements of equity and debt securities, cash generated from operations, bank borrowings and equipment financings.

   In October 1996, the Company consummated an initial public offering in which 4,370,000 shares of the Company's common stock, $.01 par value, were sold at an initial public offering price of $10.00 per share. The total shares consisted of 3,021,868 shares sold by the Company and 1,348,132 shares sold by selling shareholders. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $27.1 million. These proceeds were used to repay certain debt obligations of the Company, to repurchase certain shares of the common stock of the Company and to fund working capital and other general corporate purposes.

   The Company has a $4.0 million working capital line of credit and a $2.0 million equipment line of credit with Silicon Valley Bank (the "Bank"). The working capital line of credit is secured by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit and equipment line of credit bear interest at the Bank's prime rate (8.5% at March 31, 1998). The working line of credit also provides for the issuance of letters of credit, which reduce the amount Lightbridge may borrow under the line of credit and are limited to $1,250,000 in the aggregate. At March 31, 1998, there were no borrowings outstanding under the working capital line of credit and borrowings of $0.4 million were outstanding under the equipment line of credit. The agreements contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to the business operations. The working capital line of credit expires in June 1998, and the equipment line of credit expires in June 1999.
The Company expects to renew the working capital line of credit with substantially the same terms that currently exist. On March 24, 1998, the Company and the Bank entered into a commitment letter that contemplates (i) an extension of the working capital line of credit until June 1999 and (ii) an increase in the equipment line of credit to $3.0 million and an extension in the equipment line of credit to six years from the date of closing. The Company anticipates that the definitive documentation for the changes contemplated by the commitment letter will be entered into during the quarter ending June 30, 1998.

   The Company's capital expenditures in the three months ended March 31, 1998 and 1997 aggregated $1.3 million and $1.2 million, respectively. The capital expenditures consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure and computer equipment for development activities. The Company expects capital expenditures for the remainder of 1998 to approximate $3.0 million, including capital expenditures related to the relocation of Coral's offices. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2002.

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

   As of March 31, 1998, the Company had cash and cash equivalents of $12.8 million and working capital of $22.2 million. The Company believes that the current cash balances and funds available under existing lines of credit, will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

INFLATION

   Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for fiscal 1998. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. While the Company is in the process of evaluating the impact of SFAS No. 130, it does not expect that the adoption will have an impact on the Company's future consolidated results of operations, financial position or cash flows.

   In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for fiscal 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. While the Company is in the process of evaluating the impact of SFAS No. 131, it does not expect that the adoption will have a material impact on the Company's financial position or results of operations.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    10.1 Office Building Lease dated March 12, 1998, between 8900 Grantline Road Investors and Lightbridge, Inc.
    27.1  Financial Data Schedule for the three months ended March 31, 1998
    99.1 Information set forth under the heading "ITEM 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
--------------

(b)   Reports on Form 8-K filed in the first quarter of 1998

   On January 21, 1998, the Company filed a Current Report on Form 8-K/A amending financial statements, exhibits or other portions of its Current Report on Form 8-K dated November 7, 1997.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LIGHTBRIDGE, INC.


Dated:  April 24, 1998            By:  /s/ William G. Brown
                                       ---------------------------------------
                                       William G. Brown
                                       Chief Financial Officer, Vice President
                                       of Finance and Administration, and
                                       Treasurer (Authorized Officer and
                                       Principal Financial and Accounting
                                       Officer)