Form 10-Q
period 1998-06-30
LIGHTBRIDGE INC
filed 1998-08-14
CIK 1017172

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   ---------

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________


                      Commission file number:  000-21319


                               LIGHTBRIDGE, INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                     04-3065140
(State or other jurisdiction of         (I.R.S. employer identification number)
 incorporation or organization)


                            67 South Bedford Street
                       Burlington, Massachusetts  01803
         (Address of principal executive offices, including Zip Code)


                                (781) 359-4000
             (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes    X     No _________
                                               -------

   As of August 6, 1998, there were 15,871,347 shares of the registrant's common stock, $.01 par value, outstanding.

                               LIGHTBRIDGE, INC.
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                               TABLE OF CONTENTS


                                                                                               PAGE NO.

                        PART I.  FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Balance Sheets as of December 31, 1997 and June 30, 1998...........................    3

        Income Statements for the three months ended June 30, 1997 and June 30, 1998.......    4

        Income Statements for the six months ended June 30, 1997 and June 30, 1998.........    5

        Statements of Cash Flows for the six months ended June 30, 1997 and June 30, 1998..    6

        Notes to Unaudited Condensed Consolidated Financial Statements.....................    7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................    8


                          PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................   18

Item 5. OTHER INFORMATION..................................................................   18

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................   18


SIGNATURE..................................................................................   19

                        PART I.  FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          December 31,           June 30,
                                                                              1997                1998
                                                                          ------------        -------------
                              ASSETS
Current assets:
     Cash and cash equivalents                                            $ 15,715,726        $ 13,381,604
     Accounts receivable - net                                              13,213,052          14,733,672
     Other current assets                                                    2,885,583           2,950,379
                                                                          ------------        ------------
        Total current assets                                                31,814,361          31,065,655
Property and equipment - net                                                11,763,013          11,459,062
Goodwill - net                                                               6,286,931           5,179,557
Other assets                                                                 2,087,676           2,529,416
                                                                          ------------        ------------
             Total assets                                                 $ 51,951,981        $ 50,233,690
                                                                          ============        ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                             $  8,164,817        $  5,743,441
     Short-term borrowings and current portion of notes payable                805,205             805,205
     Deferred revenues                                                       1,658,406           1,948,811
                                                                          ------------        ------------
        Total current liabilities                                           10,628,428           8,497,457
Other long-term liabilities                                                    823,346           1,057,367
Notes payable                                                                1,397,614             888,823
                                                                          ------------        ------------
        Total liabilities                                                   12,849,388          10,443,647
                                                                          ------------        ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
       no shares issued or outstanding at December 31, 1997 and
       June 30, 1998, respectively                                                  --                  --
     Common stock, $.01 par value; 60,000,000 shares authorized;
       16,492,954 and 16,665,166 shares issued and 15,665,662 and
       15,837,874 shares outstanding at December 31, 1997 and
       June 30, 1998, respectively                                             164,929             166,651
     Additional paid-in capital                                             53,660,991          53,975,646
     Warrants                                                                  598,875             598,875
     Accumulated deficit                                                   (13,697,239)        (13,326,166)
                                                                          ------------        ------------
        Total                                                               40,727,556          41,415,006
     Less:  treasury stock, at cost                                         (1,624,963)         (1,624,963)
                                                                          ------------        ------------
        Total stockholders' equity                                          39,102,593          39,790,043
                                                                          ------------        ------------
             Total liabilities and stockholders' equity                   $ 51,951,981        $ 50,233,690
                                                                          ============        ============

      See notes to unaudited condensed consolidated financial statements.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                             Three months ended June 30,
                                                                            ------------------------------
                                                                              1997                1998
                                                                            ----------         -----------
Revenues:
  Transaction services                                                      $5,972,765         $ 9,125,612
  Software licensing                                                           975,916           3,410,130
  Consulting services                                                        2,059,168           2,609,740
                                                                            ----------         -----------
       Total revenues                                                        9,007,849          15,145,482
                                                                            ----------         -----------
Cost of revenues:
  Transaction services                                                       3,434,131           5,122,507
  Software licensing                                                           295,257             895,907
  Consulting services                                                          422,146           1,684,528
                                                                            ----------         -----------
       Total cost of revenues                                                4,151,534           7,702,942
                                                                            ----------         -----------
Gross profit                                                                 4,856,315           7,442,540
                                                                            ----------         -----------
Operating expenses:
  Development                                                                1,350,474           2,429,574
  Sales and marketing                                                        1,348,837           1,715,305
  General and administrative                                                   976,991           2,968,051
                                                                            ----------         -----------
       Total operating expenses                                              3,676,302           7,112,930
                                                                            ----------         -----------
Income from operations                                                       1,180,013             329,610
Other income (expense):
  Interest income                                                              327,425             170,214
  Interest expense                                                             (83,687)            (33,772)
  Other non-operating income                                                    24,803              84,311
                                                                            ----------         -----------
Income before provision for income taxes                                     1,448,554             550,363
Provision for income taxes                                                     550,430             272,100
                                                                            ----------         -----------
Net income                                                                  $  898,124         $   278,263
                                                                            ==========         ===========

Basic and diluted earnings per common share                                      $0.06               $0.02
                                                                        ==============      ==============



      See notes to unaudited condensed consolidated financial statements.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                        1997                1998
                                                                        ----                ----
Revenues:
  Transaction services                                               $12,001,921         $16,985,333
  Software licensing                                                   1,745,265           7,521,062
  Consulting services                                                  4,083,502           3,941,903
                                                                     -----------         -----------
   Total revenues                                                     17,830,688          28,448,298
                                                                     -----------         -----------
Cost of revenues:
  Transaction services                                                 6,920,862          10,119,915
  Software licensing                                                     425,935           1,432,313
  Consulting services                                                    973,294           2,450,422
                                                                     -----------         -----------
   Total cost of revenues                                              8,320,091          14,002,651
                                                                     -----------         -----------
Gross profit                                                           9,510,597          14,445,647
                                                                     -----------         -----------
Operating expenses:
  Development                                                          2,682,213           4,721,671
  Sales and marketing                                                  2,604,549           3,671,242
  General and administrative                                           2,122,617           5,775,563
                                                                     -----------         -----------
   Total operating expenses                                            7,409,379          14,168,476
                                                                     -----------         -----------
Income from operations                                                 2,101,218             277,171
Other income (expense):
  Interest income                                                        647,241             399,181
  Interest expense                                                      (191,542)            (99,612)
  Other non-operating income                                              15,524             123,333
                                                                     -----------         -----------
Income before provision for (benefit from) income taxes                2,572,441             700,073
Provision for (benefit from) income taxes                                (93,509)            329,000
Net income                                                           $ 2,665,950         $   371,073
                                                                     ===========         ===========
Basic earnings per common share                                       $     0.18         $      0.02
                                                                     ===========         ===========
Diluted earnings per common share                                     $     0.16         $      0.02
                                                                     ===========         ===========

      See notes to unaudited condensed consolidated financial statements.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six months ended June 30,
                                                                              -------------------------
                                                                               1997                 1998
                                                                           -----------         ------------
Cash Flows From Operating Activities:
  Net income                                                              $  2,665,950         $    371,073
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
   Depreciation and amortization                                             1,696,167            3,951,868
   Amortization of discount on notes                                             9,484               18,812
   Deferred taxes                                                             (863,406)                   -
   Changes in assets and liabilities:
     Accounts receivable and other current assets                           (1,632,744)          (1,605,417)
     Other assets                                                               93,006           (1,048,621)
     Accounts payable and accrued liabilities                               (1,032,424)          (2,421,376)
     Deferred revenues                                                          83,528              290,405
     Other liabilities                                                               -              408,436
                                                                          ------------         ------------
  Net cash provided by (used in) operating activities                        1,019,561              (34,820)
                                                                          ------------         ------------

Cash Flows From Investing Activities:
   Principal payment received for note from officer                                  -               20,000
   Purchases of property and equipment                                      (3,494,550)          (1,933,661)
   Purchase of investments                                                  (2,069,323)                   -
   Redemption of investments                                                 1,031,133                    -
                                                                          ------------         ------------
 Net cash used in investing activities                                      (4,532,740)          (1,913,661)
                                                                          ------------         ------------
Cash Flows From Financing Activities:
   Payments on notes payable                                                  (252,437)            (527,603)
   Principal payments under capital lease obligations                         (883,029)            (174,415)
   Proceeds from issuance of common stock                                       46,747              316,377
                                                                          ------------         ------------
 Net cash used in financing activities                                      (1,088,719)            (385,641)
                                                                          ------------         ------------
Net decrease in cash and cash equivalents                                   (4,601,898)          (2,334,122)
Cash and cash equivalents, beginning of period                              27,900,802           15,715,726
                                                                          ------------         ------------
Cash and cash equivalents, end of period                                  $ 23,298,904         $ 13,381,604
                                                                          ============         ============

      See notes to unaudited condensed consolidated financial statements.

                      LIGHTBRIDGE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (the "Company"). The Company believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in the Company's annual financial statements have been omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Software Revenue Recognition

     Effective January 1, 1998, the Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition"("SOP 97-2"), which provides guidance on recognizing revenue on software transactions. The Company's revenue recognition practices were substantially in compliance with SOP 97-2 at the time of adoption.

Earnings Per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

     A reconciliation of the denominators of the basic and diluted earnings per share computations for income (loss) from continuing operations is shown below:

                                             Three months ended June 30,           Six months ended June 30,
                                             ---------------------------           -------------------------
                                                1997             1998                1997              1998
                                             ----------       ----------          ----------       ----------
Shares for basic earnings per share.....     14,629,937       15,798,486          14,620,421       15,752,223
Effect of options and warrants..........      1,675,038        1,817,393           1,720,780        1,956,880
                                             ----------       ----------          ----------       ----------
Shares for diluted earnings per share...     16,304,975       17,615,879          16,341,201       17,709,103
                                             ==========       ==========          ==========       ==========

  No adjustments have been made to net income in computing diluted income per share.

Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." No items, other than net income, are currently considered elements of comprehensive income, and accordingly net income and comprehensive income are the same for all periods presented.

Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING (A) THE UNPREDICTABILITY OF FUTURE REVENUES AND POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, (B) CONTINUING RAPID CHANGE IN THE TELECOMMUNICATIONS INDUSTRY THAT MAY AFFECT BOTH LIGHTBRIDGE, INC. AND ITS CUSTOMERS, (C) CUSTOMER CONCENTRATION, (D) UNCERTAINTIES ASSOCIATED WITH THE ABILITY OF LIGHTBRIDGE, INC. TO DEVELOP NEW PRODUCTS AND TECHNOLOGIES, (E) MARKET ACCEPTANCE OF NEW PRODUCTS OF LIGHTBRIDGE, INC. AND CONTINUING DEMAND FOR PRODUCTS OF LIGHTBRIDGE, INC. BY TELECOMMUNICATIONS COMPANIES, (F) THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING ON BOTH LIGHTBRIDGE, INC. AND ITS CUSTOMERS AND
(G) THE OTHER FACTORS SET FORTH UNDER "ITEM 1A. Risk Factors" IN THE ANNUAL REPORT ON FORM 10-K OF LIGHTBRIDGE, INC. FOR THE YEAR ENDED DECEMBER 31, 1997. Information set forth under the heading "ITEM 1A. Risk Factors" in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 1997 is incorporated as an exhibit to this Form 10-Q. Unless the context otherwise requires, "Lightbridge" and the "Company" refer collectively to Lightbridge and its subsidiaries.

     CHURNALERT and FRAUDBUSTER are registered trademarks of the Company, and CUSTOMER ACQUISITION SYSTEM, LIGHTBRIDGE and POPS are trademarks of the Company. All other trademarks or trade names referred to in this Form 10-Q are the property of their respective owners.

OVERVIEW

     Lightbridge develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition and retention processes.

     In November 1997, the Company acquired all of the outstanding stock of Coral Systems, Inc. ("Coral") pursuant to an Agreement and Plan of Reorganization dated as of September 9, 1997 (the "Reorganization Agreement"). The acquisition was effected through a reverse triangular merger (the "Merger") in which a newly formed subsidiary of Lightbridge was merged with and into Coral and the surviving corporation became a wholly owned subsidiary of the Company. Pursuant to the Merger, each of the outstanding shares of Coral's stock was converted into a fraction of a share of Lightbridge's common stock, determined as set forth in the Reorganization Agreement. In addition, as a result of the Merger, all options and warrants to purchase shares of Coral's stock became exercisable, when vested, to purchase shares of Lightbridge's common stock. As a result of the Merger, Lightbridge issued 892,073 shares of its common stock for all of the outstanding shares of Coral's common stock and reserved 114,399 shares of its common stock for Coral's options and warrants. The Merger has been accounted for using the purchase method, which combines the results of Coral from the date of acquisition with those of the Company. As a result, the Company's results of operations include Coral's results for the three and six months ended June 30, 1998, but not for the three and six months ended June 30, 1997. During the three months ended June 30, 1998, the Company incurred expenses in connection with moving Coral's facilities from Longmont, Colorado to 320 Interlocken Parkway, Broomfield, Colorado; the move is expected to be completed in August 1998.

     The Company historically has reported its software licensing and consulting services revenues as a single line item in its income statements. Because software licensing and consulting services revenues have become more significant, the Company is, commencing with this Form 10-Q, reporting revenues and costs of revenues in three components: transaction services, software licensing and consulting services. See "--Revenues and Costs of Revenues for Three Months Ended September 30, 1997 and December 31, 1997" below for a table of revenues and costs of revenues for the last two quarters of the year ended December 31, 1997 presented on the basis of these three components.

     Lightbridge's transaction services revenues are derived primarily from the processing of applications for qualification of subscribers for wireless telecommunications services and the activation of service for those subscribers. Over time, the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. The Company's clients are charged on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers utilizing the Company's services in attracting subscribers and the markets served by the Company for its clients. Revenues are recognized in the period when the services are performed.

     The Company's software licensing revenues consist of revenues attributable to the licensing of Company's Channel Solutions, Customer Management and Fraud Management software. The Company began licensing its Channel Solutions software with the introduction of its POPS product in fiscal 1995. Lightbridge's Channel Solutions products are designed to assist customers in interfacing with the Company's systems as well as to perform other point-of-sale and channel functionality. The Company's Customer Management products are designed to help carriers analyze their marketplace to improve their business operations. While the Company's software products are licensed as packaged software products, each of these products requires customization and integration with other products and systems to varying degrees. Revenues are recognized when delivery has occurred and no further significant obligations to the customer for the software exist. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement and are included in software licensing revenue.

     The Company's consulting services revenues have been derived principally from providing consulting for customer acquisition and retention. During the three months ended June 30, 1998, the Company launched Lightbridge Consulting Services, which provides business advisory, customization and integration, deployment, and optimization services in the areas of customer acquisition and retention, fraud prevention and distribution management. Revenues from consulting services are generally recognized as the services are performed, using the percentage-of-completion method, measured by labor hours.

     During the second quarter of 1998, the Company continued its efforts to complete development of in-process technology acquired from Coral. In June 1998, the Company released FraudBuster 4.2.5, a new version of FraudBuster that provides certain performance and functional enhancements. As of June 30, 1998, the Company was continuing to develop two new versions of FraudBuster, one of which is expected to contain additional performance and functional enhancements and is currently scheduled to be released in the fourth quarter of 1998, and the other of which is expected to contain substantial enhancements in performance, scalability and functionality and is currently scheduled to be released in 1999. The Company was also continuing to develop a product that is expected to be complementary to FraudBuster and to contain new subscription fraud detection tools. This product is currently scheduled to be available in the first quarter of 1999. Finally, the Company continued its development efforts with respect to two versions of ChurnAlert, which are currently scheduled to be released in the third quarter of 1998 and in 1999. The Company has not changed its original estimates of the costs expected to be incurred to complete these projects, although the estimated completion dates have been delayed. If the Company is unsuccessful in completing these projects, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

  During the three months ended June 30, 1998, Lightbridge hired a senior vice president of worldwide sales and marketing, consolidated its consulting services group and named a vice president to head the newly formed group, and hired a new senior vice president and chief financial officer who has responsibility for matters such as the Company's financial reporting systems, business measures and analyses, and relationships with public market analysts and investors.

RESULTS OF OPERATIONS

                                                     Three months ended June 30,       Six months ended June 30,
                                                     ---------------------------       -------------------------
                                                        1997             1998           1997           1998
                                                        ----             ----           ----           ----
Revenues:
   Transaction services.......................           66.3%            60.3%          67.3%          59.7%
   Software licensing.........................           10.8             22.5            9.8           26.4
   Consulting services........................           22.9             17.2           22.9           13.9
                                                        -----            -----          -----          -----
    Total revenues............................          100.0            100.0          100.0          100.0
                                                        -----            -----          -----          -----
Cost of revenues:.............................
   Transaction services.......................           38.1             33.8           38.8           35.6
   Software licensing.........................            3.3              5.9            2.4            5.0
   Consulting services........................            4.7             11.1            5.5           20.3
                                                        -----            -----          -----          -----
    Total cost of revenues....................           46.1             50.9           46.7           49.2
                                                        -----            -----          -----          -----
Gross profit..................................           53.9             49.1           53.3           50.8
                                                        -----            -----          -----          -----
Operating expenses:
   Development................................           15.0             16.0           15.0           16.6
   Sales and marketing........................           15.0             11.3           14.6           12.9
   General and administrative.................           10.8             19.6           11.9            8.6
                                                        -----            -----          -----          -----
    Total operating expenses..................           40.8             47.0           41.6           49.8
                                                        -----            -----          -----          -----
Income from operations........................           13.1              2.2           11.8            1.0
Other income, net.............................            3.0              1.5            2.6            1.5
                                                        -----            -----          -----          -----
Income before provision for (benefit from)
   income taxes...............................           16.1              3.6           14.4            2.5
Provision for (benefit from) income taxes.....            6.1              1.8           (0.1)           1.2
                                                        -----            -----          -----          -----
Net income....................................           10.0%             1.8%          15.0%           1.3%
                                                        =====            =====          =====          =====

   THREE MONTHS ENDED JUNE 30, 1998 COMPARED
   WITH THREE MONTHS ENDED JUNE 30, 1997

   REVENUES. Revenues increased by 68.1% to $15.1 million in the three months ended June 30, 1998 from $9.0 million in the three months ended June 30, 1997.

   Transaction services revenues increased by 52.8% to $9.1 million in the three months ended June 30, 1998 from $6.0 million in the three months ended June 30, 1997, while decreasing as a percentage of total revenues to 60.3% from 66.3%. The dollar increase in transaction services revenues for the three months ended June 30, 1998 was primarily due to increased volume of qualification and activation transactions processed for carrier clients. The decrease in transaction services revenues as a percentage of total revenues for the three month period ended June 30, 1998 principally resulted from a greater increase in software licensing revenues than transaction services revenues for the same period.

   Software licensing revenues increased by 249.4% to $3.4 million in the three months ended June 30, 1998 from $1.0 million in the three months ended June 30, 1997, while increasing as a percentage of total revenues to 22.5% from 10.8%. Both the dollar increase and the increase as a percentage of total revenues in software licensing revenues for the three months ended June 30, 1998 was principally a result of the increase in revenues attributable to the Company's Channel Solutions and Fraud Management products and services. The Company's software licensing revenues during the three months ended June 30, 1998 included revenues from its Fraud Management software that was installed for a new international client but had not been fully accepted by the client as of March 31, 1998 and therefore, as described in Item 2 of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998, was not recognizable during the three months ended March 31, 1998.

   The Company believes that software licensing revenues for the next several fiscal quarters will be subject to fluctuation and more difficult to anticipate than the Company's other types of revenues, principally due to the relatively large dollar costs and relatively lengthy sales cycles of the software licenses. The sales cycles for domestic software licenses generally extend from three to six months and may extend as long as twelve months; sales cycles for software licenses sold to international clients typically are longer. The predictability of software licensing revenue is further impeded because the Company's licensed software is a discretionary purchase for most customers. As a result of the foregoing, a small number of licensing transactions may have a significant effect on the Company's software licensing revenues for a fiscal quarter.

   Consulting services revenues increased by 26.8% to $2.6 million in the three months ended June 30, 1998 from $2.1 million in the three months ended June 30, 1997, while decreasing as a percentage of total revenues to 17.2% from 22.9%. The dollar increase in consulting services revenues for the three months ended June 30, 1998 was principally due to increased demand for the consulting services offered by the Company. The decrease in consulting services revenue as a percentage of total revenues for the three months ended June 30, 1998 principally resulted from a greater increase in software licensing revenues than consulting services revenues for the same period.

   In the year ended December 31, 1997, one customer accounted for 29% of the Company's total revenues. While Lightbridge believes that its relationship with this customer is good, the Company currently expects that the percentage of the Company's total revenues for the year ended December 31, 1998 will be significantly less than for the preceding year, as a result of growth in the Company's total revenues, the Company's efforts to diversify its customer base and a decrease in the consulting services utilized by the customer.

   COST OF REVENUES. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction services revenues between revenues from on-line transaction processing and revenues from processing transactions services through the Company's Teleservices Group and changes in the mix of total revenues between transaction services revenues, software licensing revenues and consulting services revenues.

   Transaction services cost of revenues increased by 49.2% to $5.1 million in the three months ended June 30, 1998 from $3.4 million in the three months ended June 30, 1997, while decreasing as a percentage of total revenues to 33.8% from 38.1%. The increase in transaction services cost of revenues for the three months ended June 30, 1998 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in transaction services cost of revenues as a percentage of total revenues for the three months ended June 30, 1998 principally resulted from an increase in the number of transactions processed through on-line processing as opposed to through the teleservices group.

   Software licensing cost of revenues increased by 203.4% to $0.9 million in the three months ended June 30, 1998 from $0.3 million in the three months ended June 30, 1997, while increasing as a percentage of total revenues to 5.9% from 3.3%. Both the dollar increase and the increase as a percentage of total revenues in software licensing cost of revenues for the three months ended June 30, 1998 was primarily due to the increased cost of revenues for Fraud Management products.

   Consulting services cost of revenues increased by 299.0% to $1.7 million in the three months ended June 30, 1998 from $0.4 million in the three months ended June 30, 1997, while increasing as a percentage of total revenues to 11.1% from 4.7%. Both the dollar increase and the increase as a percentage of total revenues in consulting services cost of revenues was primarily due to the increase in consulting staff due to the expansion of the consulting services group, including both newly hired personnel and personnel reallocated from other areas of the Company's operations, including sales and marketing, as part of the establishment of Lightbridge Consulting Services. The Company expects to continue hiring consulting staff during the three months ending September 30, 1998 and, to a lesser extent, the three months ending December 31, 1998.

   The Company expects fluctuations in gross profit may occur primarily due to fluctuations in revenue generated from the Company's three revenue components, particularly revenues from software licensing which have historically generated higher gross profit margins.

   DEVELOPMENT. Development expenses include all internal software development costs and consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

   Development expenses increased by 80.0% to $2.4 million in the three months ended June 30, 1998 from $1.4 million in the three months ended June 30, 1997. The increase in costs for the three months ended June 30, 1998 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans in connection with the development and deployment of its fraud management software product, FraudBuster. The Company expects to continue to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its

Channel Solutions, Churn and Fraud Management products and services, as well as to develop new products and services.

   SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Sales and marketing expenses increased by 27.1% to $1.7 million in the three months ended June 30, 1998 from $1.3 million in the three months ended June 30, 1997. The increase for the three months ended June 30, 1998 was due to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs. This increase was offset in part by the reallocation of certain personnel to Lightbridge Consulting Services as well as the allocation of certain related expenses to consulting services cost of revenues. The Company expects to continue to invest in sales and marketing efforts in order to increase its penetration of existing accounts and to add new clients and markets. The Company currently estimates that sales and marketing expenses will account for approximately 11% to 12% of the Company's total revenues during the latter half of 1998, although the actual percentage may vary significantly as the result of unanticipated fluctuations in the Company's revenues during the period.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of administrative, executive, finance and human resources personnel, fees for outside professional services, and amortization of goodwill incurred pursuant to the acquisition of Coral. General and administrative expenses increased by 203.8% to $3.0 million in the three months ended June 30, 1998 from $1.0 million in the three months ended June 30, 1997. The increase reflected the amortization of $0.6 million of goodwill attributable to the Company's acquisition of Coral, certain costs associated with the integration of Coral and the addition of finance personnel. The increase also reflected a one-time write-off during the three months ended June 30, 1998 of approximately $0.1 million relating to fixed assets, including leasehold improvements and telephone systems, used at Coral's existing facilities in Longmont, Colorado, that will not deployed at its new facilities in Broomfield, Colorado, as well as approximately $0.3 million of accruals relating to various matters, including sales taxes, the allowance for doubtful accounts and costs attributable to the establishment of foreign subsidiaries in Asia and the United Kingdom. The Company expects that its general and administrative costs will decrease on a quarterly basis during the latter half of 1998 due to the nonrecurring nature of certain of the expenses recorded by the Company during the three months ended June 30, 1998. The Company will continue, however, to recognize approximately $0.6 million of goodwill amortization each quarter through the three months ended December 31, 2001 as a result of the Coral acquisition.

   OTHER INCOME, NET. Other income, net in the three months ended June 30, 1998 consisted predominantly of interest income and expense. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest expense remained the same at $0.1 million in the three months ended June 30, 1998 and 1997. Interest income decreased to $0.2 million in the three months ended June 30, 1998 from $0.3 million in the three months ended June 30, 1997 as a result of lower cash balances. The interest income for the three months ended June 30, 1998 reflected an average rate of return of approximately 5.6%.

   PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company's effective tax rate was 49.4% and 38.0% for the three months ended June 30, 1998 and 1997, respectively. The Company anticipates its effective tax rate to be 47.0% for the year ended December 31, 1998. The relatively high effective tax rate for 1998 results in part from goodwill attributable to the Company's acquisition of Coral; the amortization of this goodwill is recognized as an expense for accounting purposes, but is not deductible for tax purposes. Since the goodwill attributable to the Coral acquisition will continue to be amortized through the three months ending December 31, 2001, the Company anticipates that its effective tax rate will continue to be relatively high during that amortization period and, in particular, estimates that its effective tax rate for the year ending December 31, 1999 will be between 40% and 42%. The actual effective tax rate for 1998 and 1999 may vary significantly from the Company's estimates as the result of a number of factors, including any and all factors that cause the Company's actual revenues for those years to vary from the Company's internal estimates.

   SIX MONTHS ENDED JUNE 30, 1998 AND 1997

   REVENUES. Revenues increased by 59.5% to $28.4 million in the six months ended June 30, 1998 from $17.8 million in the six months ended June 30, 1997.

   Transaction services revenues increased by 41.5% to $17.0 million in the six months ended June 30, 1998 from $12.0 million in the six months ended June 30, 1997. The increase in transaction services revenues for the six months ended June 30, 1998 was primarily due to increased volume of qualification and activation transactions processed for carrier clients.

   Software licensing revenues increased by 331.0% to $7.5 million in the six months ended June 30, 1998 from $1.7 million in the six months ended June 30, 1997. The increase in software licensing revenues for the six months ended June 30, 1998 was principally a result of the increase in revenues attributable to the Company's Channel Solutions and Fraud Management products and services.

   Consulting services revenues decreased by 3.5% to $3.9 million in the six months ended June 30, 1998 from $4.1 million in the six months ended June 30, 1997. The decrease in consulting services revenues for the six months ended June 30, 1998 was principally due to a decrease in the consulting services utilized by the Company's largest client partially offset by an increased demand for the consulting services provided to other clients of the Company.

   COST OF REVENUES. Transaction services cost of revenues increased by 46.2% to $10.1 million in the six months ended June 30, 1998 from $6.9 million in the six months ended June 30, 1997. The increase in transaction services cost of revenues for the six months ended June 30, 1998 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity.

   Software licensing cost of revenues increased by 236.2% to $1.4 million in the six months ended June 30, 1998 from $0.4 million in the six months ended June 30, 1997. The increase in software licensing cost of revenues for the six months ended June 30, 1998 was primarily due to the increased costs of revenues for Fraud Management products.

   Consulting services cost of revenues increased by 151.8% to $2.5 million in the six months ended June 30, 1998 from $1.0 million in the six months ended June 30, 1997. The increase in consulting services cost of revenues was primarily due to the increase in consulting staff due to the expansion of the consulting services group, including both newly hired personnel and personnel reallocated from other areas of the Company's operations as part of the establishment of Lightbridge Consulting Services.

   DEVELOPMENT. Development expenses increased by 76.1% to $4.7 million in the six months ended June 30, 1998 from $2.7 million in the six months ended June 30, 1997. The increase in costs for the six months ended June 30, 1998 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans.

   SALES AND MARKETING. Sales and marketing expenses increased by 41.0% to $3.7 million in the six months ended June 30, 1998 from $2.6 million in the six months ended June 30, 1997. The increase for the six months ended June 30, 1998 was due to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs, including trade shows. This increase was offset in part by the reallocation during the three months ended June 30, 1998 of certain personnel to Lightbridge Consulting Services as well as the allocation of certain related expenses for those three months to consulting services cost of revenues.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 172.1% to $5.8 million in the six months ended June 30, 1998 from $2.1 million in the six months ended June 30, 1997. The increase reflected the amortization of $1.3 million of goodwill and acquired technology attributable to the Company's acquisition of Coral, certain costs associated with the integration of Coral and the addition of finance personnel. The increase also reflected (i) a one-time write-off during the six months ended June 30, 1998 of approximately $0.1 million relating to fixed assets, including leasehold improvements and telephone systems, used at Coral's existing facilities in Longmont, Colorado, that will not be deployed at its new facilities in Broomfield, Colorado, (ii) write-offs of approximately $0.3 million for bad debts attributable principally to contracts of Coral that predated the Company's acquisition of Coral and (iii) accruals of approximately $0.3 million for various matters, including sales taxes, the Company's allowance for doubtful accounts and costs attributable to the Company's establishment of foreign subsidiaries in Asia and the United Kingdom.

   OTHER INCOME, NET. Other income, net in the six months ended June 30, 1998 consisted predominantly of interest income and expense. Interest expense decreased to $0.1 million in the six months ended June 30, 1998 from $0.2 million in the six months ended June 30, 1997. Interest income decreased to $0.4 million in the six months ended June 30, 1998 from $0.6 million in the six months ended June 30, 1997 as a result of lower cash balances due to the investment made in the service delivery infrastructure and computer equipment for development activities of the business during 1997.

   PROVISION FOR (BENEFIT FROM) INCOME TAXES. During the six months ended June 30, 1998 and 1997, the Company's effective tax rate was 47.0% and (3.6)%, respectively. The Company's effective tax rate in 1997 was affected by the reversal of its deferred tax valuation allowance and the utilization of certain tax credits in the quarter ended March 31, 1997.

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

   The Company has a $4.0 million working capital line of credit and a $3.0 million equipment line of credit with a bank. The working capital line of credit is secured by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit and equipment line of credit bear interest at the bank's prime rate (8.5% at June 30, 1998). The working line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1,250,000 in the aggregate. At June 30, 1998, there were no borrowings outstanding under the working capital line of credit and borrowings of $0.3 million were outstanding under the equipment line of credit. The Company's agreements with the bank contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in June 1999, and the equipment line of credit expires in June 2001.

   The Company's capital expenditures in the totalled $0.7 million and $1.9 million, respectively, for the three and six months ended June 30, 1998 and $2.3 million and $3.5 million, respectively, for the three and six months ended June 30, 1997. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure and computer equipment for development activities. Capital expenditures during the three months ended June 30, 1998 included leasehold improvements and other costs attributable to the relocation of Coral's facilities to Broomfield, Colorado. The Company expects capital expenditures for the remainder of 1998 to total approximately $2.3 million, including additional capital expenditures related to the relocation of Coral's Colorado facilities. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2002.

   During the three months ended June 30, 1998, the Company completed development of version 1.19 of the Customer Acquisition System ("CAS"), the Company's transaction processing system. Version 1.19 completed Year 2000 compliance for the core CAS and its front-end access points. The Company expects that version 1.20 of CAS, which currently is scheduled for release during the three months ending December 31, 1998, will include Year 2000 support for third-party interfaces to CAS, such as interfaces with credit bureaus and billing systems. The Company also continued its testing and modification efforts relating to its other software products. The Company may be required to make significant expenditures in connection with the on-going design and testing of its software-based services and products and interfaces to third-party systems for Year 2000 compatibility, and any related modifications or other development work that may be required to cause those services and products to be Year 2000 compatible. The Company currently estimates that it will spend approximately $0.3 million on Year 2000 testing and compliance during the latter half of 1998, although the actual amount of these expenditures may vary significantly, depending upon the timing and results of testing and integration activities, including those that require the involvement and cooperation of third parties. The Company currently is unable to estimate accurately the amount of expenditures for Year 2000 compliance that may be required in fiscal 1999 and thereafter, although it currently believes the amount of these expenditures will not be material.

   As of June 30, 1998, the Company had cash and cash equivalents of $13.4 million and working capital of $22.6 million. The Company believes that the current cash balances and funds available under existing lines of credit will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

INFLATION

   Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and AICPA Statement of Position No. 97-2,

"Software Revenue Recognition." Adoption of these pronouncements has not had a material effect on reported results of operations or financial position. However, the future effects of AICPA Statement of Position No. 97-2 on the Company's results of operations will depend on the nature and terms of the individual software agreements entered into in future periods.

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards applicable to the manner in which the Company reports information about operating segments in its annual financial statements commencing with the Company's fiscal year ending December 31, 1998 and will require that the Company report selected information about operating segments in subsequent interim financial reports issued to stockholders.

REVENUES AND COSTS OF REVENUES FOR
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND DECEMBER 31, 1997

     As discussed under "-Overview" above, prior to the filing of this Form 10-Q, the Company has reported its software licensing and consulting services revenues as a single line item in its income statements. The following table presents the Company's revenues and costs of revenues for the last two quarters of the year ended December 31, 1997 on the basis of three components-- transaction services, software licensing and consulting services--consistent with the presentation in the income statements included in this Form 10-Q.

                                                                          Three months ended
                                                              -------------------------------------------
                                                              September 30,1997         December 31, 1997
                                                              -----------------         -----------------
Revenues:
   Transaction services...............................            $6,749,506               $ 8,130,089
   Software licensing.................................               862,843                 3,723,661
   Consulting services................................             1,844,933                 1,407,602
                                                              -----------------         -----------------
     Total revenues...................................            $9,457,282               $13,261,352
                                                              =================         =================

Cost of revenues:.....................................
   Transaction services...............................            $3,754,795               $ 4,859,486
   Software licensing.................................               232,358                   826,593
   Consulting services................................               397,949                   486,796
                                                              -----------------         -----------------
     Total cost of revenues...........................            $4,385,102               $ 6,172,875
                                                              =================         =================

                          PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting in Lieu of Annual Meeting of Stockholders on May 28, 1998 at which Andrew I. Fillat and D. Quinn Mills were re-elected as Class II directors. Messrs. Fillat and Mills each received 11,553,585 votes for re-election and no votes against re-election. A total of 259,382 votes were withheld in each case, and there were no abstentions or broker non-votes. The other directors of the Company consist of (i) Debora J. Wilson, who is the sole Class I Director and whose term expires in 2000, and
(ii) Pamela D.A. Reeve and Torrence C. Harder, who are Class III Directors and whose terms expire in 1999.

Item 5.   OTHER INFORMATION

     Any stockholder intending to present a proposal at the 1999 Annual Meeting of Stockholders must submit such proposal to the Company at its offices no later than December 28, 1998 in order to be considered for inclusion in the proxy statement relating to that meeting. In addition, in accordance with the Company's By-Laws, any stockholder wishing to bring an item of business before the 1999 Annual Meeting of Stockholders must deliver notice of such item of business to the Company at its offices no later than March 28, 1999, even if such item is not to be included in the proxy statement relating to that meeting.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     NO.     DESCRIPTION

     10.1 Loan Modification Agreements dated from August 19, 1996 to June 26, 1998, each amending the Amended and Restated Credit Agreement dated as of June 18, 1996 between the Company and Silicon Valley Bank, which Amended and Restated Credit Agreement has been filed with the Securities and Exchange Commission as Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-6589).

     27.1    Financial Data Schedule for the three months ended June 30, 1998

     99.1 Information set forth under the heading "ITEM 1A. Risk Factors" in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997 is incorporated herein by reference

(b)  Reports on Form 8-K

     The Company did not file any Current Report on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LIGHTBRIDGE, INC.


Date:  August 14, 1998        By:  /s/ Joseph S. Tibbetts, Jr.
                                   ---------------------------------------------
                                   Joseph S. Tibbetts, Jr.
                                   Senior Vice President, Finance and
                                    Administration and Chief Financial Officer
                                    (Authorized Officer and Principal Financial
                                    and Accounting Officer)