Form 10-Q
period 1998-09-30
LIGHTBRIDGE INC
filed 1998-11-13
CIK 1017172

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ------------------


                                    FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1998

                                                        OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes /X/   No / /

     As of October 27, 1998, there were 16,000,877 shares of the registrant's common stock, $.01 par value, outstanding.

                                LIGHTBRIDGE, INC.
     Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998


                                TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                     --------
                          PART I. FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets as of December 31, 1997 and September 30, 1998...................................3

         Income Statements for the three months ended September 30, 1997 and September 30, 1998.......................................................................4

         Income Statements for the nine months ended September 30, 1997 and September 30, 1998.......................................................................5

         Statements of Cash Flows for the nine months ended September 30, 1997 and September 30, 1998.......................................................................6

         Notes to Unaudited Condensed Consolidated Financial Statements..................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................9

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES...........................................18

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................19


SIGNATURE ..............................................................................................20


                         PART I.  FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,       September 30,
                                                                                      1997                1998
                                                                                ----------------   -----------------
                                  ASSETS
Current assets:
         Cash and cash equivalents .........................................      $15,715,726         $12,582,230
         Accounts receivable, net ..........................................       13,213,052          17,028,919
         Other current assets ..............................................        2,885,583           2,197,391
                                                                                ----------------   -----------------
                           Total current assets ............................       31,814,361          31,808,540
Property and equipment, net ................................................       11,763,013          13,476,126
Goodwill, net ..............................................................        6,286,931           4,624,605
Other assets ...............................................................        2,087,676           1,500,804
                                                                                ----------------   -----------------
                                    Total assets ...........................      $51,951,981         $51,410,075
                                                                                ----------------   -----------------
                                                                                ----------------   -----------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable and accrued liabilities ..........................      $ 8,164,817         $ 5,590,788
         Short-term borrowings and current portion of notes payable ........          805,205             729,071
         Deferred revenues .................................................        1,658,406           2,009,749
                                                                                ----------------   -----------------
                           Total current liabilities   .....................       10,628,428           8,329,608
Other long-term liabilities ................................................          823,346           1,696,198
Notes payable ..............................................................        1,397,614             772,563
                                                                                ----------------   -----------------
                           Total liabilities ...............................       12,849,388          10,798,369
                                                                                ----------------   -----------------

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 1997 and September 30,
         1998, respectively ................................................                 --                   --
        Common stock, $.01 par value; 60,000,000 shares authorized;
         16,492,954 and 16,819,507 shares issued and 15,665,662 and
         15,992,215 shares outstanding at December 31, 1997 and
         September 30, 1998, respectively .................................             164,929             168,194
        Additional paid-in capital.........................................          53,660,991          54,094,446
        Warrants ..........................................................             598,875             598,875
        Accumulated deficit ...............................................         (13,697,239)        (12,624,846)
                                                                                ----------------   -----------------
                           Total............................................         40,727,556          42,236,669
         Less:  treasury stock, at cost ....................................         (1,624,963)         (1,624,963)
                                                                                ----------------   -----------------
                           Total stockholders' equity ......................         39,102,593          40,611,706
                                                                                ----------------   -----------------
                               Total liabilities and stockholders' equity ..        $51,951,981         $51,410,075
                                                                                ----------------   -----------------
                                                                                ----------------   -----------------


      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS


                                             Three months ended September 30,
                                             --------------------------------
                                                   1997           1998
                                             ---------------  ---------------
Revenues:
     Transaction services .................   $  6,749,506    $ 10,682,320
     Software licensing and maintenance ...        862,843       2,498,841
     Consulting services ..................      1,844,933       2,422,648
                                              ------------    ------------
         Total revenues ...................      9,457,282      15,603,809
                                              ------------    ------------
Cost of revenues:
     Transaction services .................      3,754,795       5,804,219
     Software licensing and maintenance ...        232,358         912,928
     Consulting services ..................        397,949       1,292,947
                                              ------------    ------------
         Total cost of revenues ...........      4,385,102       8,010,094
                                              ------------    ------------
Gross profit ..............................      5,072,180       7,593,715
                                              ------------    ------------
Operating expenses:
     Development ..........................      1,532,353       2,327,608
     Sales and marketing ..................      1,249,481       1,609,761
     General and administrative ...........      1,097,373       2,449,552
                                              ------------    ------------
         Total operating expenses .........      3,879,207       6,386,921
                                              ------------    ------------
Income from operations ....................      1,192,973       1,206,794
Other income (expense):
     Interest income ......................        292,304         102,374
     Interest expense .....................        (88,194)        (70,767)
     Other non-operating income ...........         98,432          85,919
                                              ------------    ------------
Income before provision for income taxes ..      1,495,515       1,324,320
Provision for income taxes ................        568,300         623,000
                                              ------------    ------------
Net income ................................   $    927,215    $    701,320
                                              ------------    ------------
                                              ------------    ------------
Basic and diluted earnings per common share   $       0.06    $       0.04
                                              ------------    ------------
                                              ------------    ------------


       See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS


                                           Nine months ended September 30,
                                          --------------------------------
                                               1997             1998
                                          --------------   ---------------
Revenues:
     Transaction services ..............   $ 18,751,427    $ 27,667,653
     Software licensing and maintenance       2,608,108      10,019,903
     Consulting services ...............      5,928,435       6,364,551
                                           ------------    ------------
       Total revenues ..................     27,287,970      44,052,107
                                           ------------    ------------
Cost of revenues:
     Transaction services ..............     10,675,657      15,924,134
     Software licensing and maintenance         658,293       2,345,242
     Consulting services ...............      1,371,243       3,743,369
                                           ------------    ------------
       Total cost of revenues ..........     12,705,193      22,012,745
                                           ------------    ------------
Gross profit ...........................     14,582,777      22,039,362
                                           ------------    ------------
Operating expenses:
     Development .......................      4,214,566       7,049,279
     Sales and marketing ...............      3,854,030       5,281,003
     General and administrative ........      3,219,990       8,225,115
                                           ------------    ------------
       Total operating expenses ........     11,288,586      20,555,397
                                           ------------    ------------
Income from operations .................      3,294,191       1,483,965
Other income (expense):
     Interest income ...................        939,545         501,555
     Interest expense ..................       (279,736)       (170,379)
     Other non-operating income ........        113,956         209,252
                                           ------------    ------------
Income before provision for income taxes      4,067,956       2,024,393
Provision for income taxes .............        474,791         952,000
                                           ------------    ------------
Net income .............................   $  3,593,165    $  1,072,393
                                           ------------    ------------
                                           ------------    ------------
Basic earnings per common share ........   $       0.25    $       0.07
                                           ------------    ------------
                                           ------------    ------------
Diluted earnings per common share ......   $       0.22    $       0.06
                                           ------------    ------------
                                           ------------    ------------


       See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Nine months ended September 30,
                                                                           ---------------------------------------
                                                                                   1997                   1998
                                                                           ----------------       ----------------
Cash Flows From Operating Activities:
     Net income........................................................          $3,593,165             $1,072,393
       Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization...................................           3,217,823              6,835,549
       Gain on sale of equipment.......................................             (43,003)                    --
       Amortization of discount on notes payable.......................              26,847                 27,552
       Deferred taxes..................................................            (931,752)                    --
       Changes in assets and liabilities:
         Accounts receivable and other current assets..................          (4,148,183)            (3,147,675)
         Other assets..................................................            (249,811)            (1,048,621)
         Deferred rent.................................................             399,946                     --
         Accounts payable and accrued liabilities......................             677,325             (2,574,029)
         Deferred revenues.............................................             (76,526)               351,343
         Other liabilities.............................................                  --              1,103,033
                                                                           ----------------       ----------------
     Net cash provided by operating activities.........................           2,465,831              2,619,545
                                                                           ----------------       ----------------

Cash Flows From Investing Activities:
       Principal payment--note receivable from officer..................                  --                 20,000
       Purchases of property and equipment.............................          (7,681,993)            (5,250,843)
       Purchase of investments.........................................          (2,069,323)                    --
       Redemption of investments.......................................           2,069,323                     --
       Capitalization of software development costs....................            (333,203)                    --
       Proceeds from sale of equipment.................................             166,246                     --
       Reimbursement for leasehold improvements........................             254,405                     --
                                                                           ----------------       ----------------
     Net cash used in investing activities.............................          (7,594,545)            (5,230,843)
                                                                           ----------------       ----------------

Cash Flows From Financing Activities:
       Principal payments on notes payable.............................            (453,737)              (728,737)
       Principal payments under capital lease obligations..............          (1,230,320)              (230,181)
       Proceeds from issuance of common stock..........................             139,910                436,720
       Proceeds from exercise of warrant...............................              25,000                     --
       Expenditures made for acquisition activities....................            (183,915)                    --
       Issuance of note receivable.....................................             (75,000)                    --
                                                                           ----------------       ----------------
     Net cash used in financing activities.............................          (1,778,062)              (522,198)
                                                                           ----------------       ----------------
Net decrease in cash and cash equivalents..............................          (6,906,776)            (3,133,496)
Cash and cash equivalents, beginning of period.........................          27,900,802             15,715,726
                                                                           ----------------       ----------------
Cash and cash equivalents, end of period...............................         $20,994,026            $12,582,230
                                                                           ----------------       ----------------
                                                                           ----------------       ----------------


       See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (the "Company"). The Company believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in the Company's annual financial statements have been omitted, the Company believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Software Revenue Recognition

     Effective January 1, 1998, the Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on recognizing revenue on software transactions. The Company's revenue recognition practices were substantially in compliance with SOP 97-2 at the time of adoption.

Earnings Per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding dilutive options and warrants were exercised and resulted in the issuance of common stock.

     A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:


                                            Three months ended September 30,      Nine months ended September 30,
                                            ----------------------------------   ---------------------------------
                                                 1997                 1998            1997                1998
                                            -------------        -------------   -------------       -------------
Shares for basic earnings per share........    14,698,003           15,860,518      14,646,282          15,788,661
Effect of options and warrants.............     1,948,995            1,448,751       1,801,798           1,787,986
                                            -------------        -------------   -------------       -------------
Shares for diluted earnings per share......    16,646,998           17,309,269      16,448,080          17,576,647
                                            -------------        -------------   -------------       -------------
                                            -------------        -------------   -------------       -------------


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

3.   STOCK OPTION REPRICING:

     On July 31, 1998, the Board of Directors of the Company (the "Board") determined that, because certain stock options held by employees of the Company had exercise prices significantly higher than the fair market value of the Company's common stock, those stock options were not providing the desired incentive to employees. Accordingly the Board provided employees with an opportunity to receive new options in replacement of any existing options that had exercise prices of more than $7.63 per share (the fair market value of the Company's common stock at the close of the market on July 31, 1998). The new options are exercisable for the same number of shares as the options they replace, but they have exercise prices of $7.63 per share and vesting schedules commencing as of July 31, 1998. As a result of this stock option repricing, new options were granted to purchase 843,100 shares of common stock and the average exercise price of such options was reduced from $12.44 per share to $7.63 per share. All of the Company's executive officers except the chief executive officer were eligible to participate in the stock option repricing. During the execution of the stock option repricing, the fair market value of the Company's common stock was below $7.63 per share and therefore no compensation charge was recorded as a result of the repricing.

4.   COMMITMENTS:

     The Company leases computer and other equipment under various noncancelable leases that have been capitalized for financial reporting purposes. The Company has noncancelable operating lease agreements for office space and certain equipment. In August 1998, the Company relocated its Colorado operations facilities to Broomfield, Colorado pursuant to a five-year lease agreement and subleased a portion of its facility in Longmont, Colorado for the remaining term of the existing lease for that facility.

     Future minimum payments under operating leases and income from subleases consist of the following at September 30, 1998:


                                                                                 Operating              Subrental
                                                                                  Leases                  Income
                                                                              ---------------        ----------------
Three months ended December 31, 1998..................................          $   808,557             $   245,236
Year ended December 31, 1999..........................................            3,567,268                 994,854
Year ended December 31, 2000..........................................            3,436,166                 826,791
Year ended December 31, 2001..........................................            2,883,373                 298,139
Year ended December 31, 2002..........................................            2,079,317                      --
Year ended December 31, 2003..........................................              387,041                      --
                                                                              ---------------        ----------------
Total minimum lease payments..........................................          $13,161,722              $2,365,020
                                                                              ---------------        ----------------
                                                                              ---------------        ----------------


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

     In November 1997, the Company acquired all of the outstanding stock of Coral Systems, Inc. ("Coral") in exchange for 892,073 shares of the Company's common stock. The Company also assumed the obligations under Coral's outstanding stock options and warrants. The acquisition was accounted for as a purchase and, accordingly, the results of Coral are included with those of the Company from the date of acquisition.

     Lightbridge's transaction services revenues are derived primarily from the processing of applications for qualification of subscribers for wireless telecommunications services and the activation of service for those subscribers. Over time, the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. The Company's clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers utilizing the Company's services in attracting subscribers and the markets served by the Company's clients. Revenues are recognized in the period in which the services are performed.

     The Company's software licensing and maintenance revenues consist of revenues attributable to the licensing of the Company's Channel Solutions, Customer Management and Fraud Management software. Lightbridge's Channel Solutions products are designed to assist customers in interfacing with the Company's systems as well as to perform other point-of-sale and channel functionality. The Company's Customer Management products are designed to help carriers analyze their marketplace to improve their business operations. The Company's Fraud Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. While the Company's software products are licensed as packaged software products, each of these products generally requires insignificant customization and integration with other products and systems to varying degrees. Revenues are recognized when delivery has occurred and collectibility is probable. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement.

     The Company's consulting services revenues historically have been derived principally from providing consulting for customer acquisition and retention. During the second quarter of 1998, the Company launched Lightbridge Consulting Services, which provides business advisory, customization and integration, deployment, and optimization services in the areas of customer acquisition and retention, fraud prevention and distribution management. Revenues from consulting services are generally recognized as the services are performed, using the percentage-of-completion method, measured by labor hours.

     During the third quarter of 1998, the Company continued its efforts to complete development of in-process technology acquired from Coral. In June 1998, the Company released FraudBuster 4.2.5, a new version of FraudBuster that provides certain performance and functional enhancements. As of September 30, 1998, the Company was continuing to develop two new versions of FraudBuster, one of which is expected to contain additional performance and functional enhancements and is currently scheduled to be released in the fourth quarter of 1998, and the other of which is expected to contain substantial enhancements in performance, scalability and functionality and is currently scheduled to be released in 1999. The Company was also continuing to develop a product that is expected to be complementary to FraudBuster and to contain new subscription fraud detection tools. This product is currently scheduled to be available in 1999. Finally, the Company continued its development efforts with respect to two versions of ChurnAlert, both of which currently are scheduled to be released in 1999. The Company has not changed its original estimates of the costs expected to be incurred to complete these projects, although the estimated completion dates have been delayed. If the Company is unsuccessful in completing these projects, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

     Substantially all of the Company's revenues historically have been derived from clients located in the United States, and the Company expects that domestic sales will continue to account for substantially all of its revenues in the fourth quarter of 1998 and in 1999.

Results of Operations


                                                                      Three months ended       Nine months ended
                                                                         September 30,           September 30,
                                                                     ---------------------   ---------------------
                                                                       1997        1998        1997        1998
                                                                     ---------   ---------   ---------   ---------
Revenues:
     Transaction services.......................................       71.4%        68.5%       68.7%       62.8%
     Software licensing and maintenance.........................        9.1         16.0         9.6        22.7
     Consulting services........................................       19.5         15.5        21.7        14.5
                                                                     ------      -------     -------     -------
       Total revenues...........................................      100.0        100.0       100.0       100.0
                                                                     ------      -------     -------     -------
Cost of revenues:
     Transaction services.......................................       39.7         37.2        39.1        36.2
     Software licensing and maintenance.........................        2.5          5.9         2.4         5.3
     Consulting services........................................        4.2          8.3         5.1         8.5
                                                                     ------      -------     -------     -------
       Total cost of revenues...................................       46.4         51.4        46.6        50.0
                                                                     ------      -------     -------     -------
Gross profit....................................................       53.6         48.6        53.4        50.0
                                                                     ------      -------     -------     -------
Operating expenses:
     Development................................................       16.2         14.9        15.4        16.0
     Sales and marketing........................................       13.2         10.3        14.1        12.0
     General and administrative.................................       11.6         15.7        11.8        18.6
                                                                     ------      -------     -------     -------
       Total operating expenses.................................       41.0         40.9        41.3        46.6
                                                                     ------      -------     -------     -------
Income from operations..........................................       12.6          7.7        12.1         3.4
Other income, net...............................................        3.2          0.8         2.8         1.2
                                                                     ------      -------     -------     -------
Income before provision for income taxes........................       15.8          8.5        14.9         4.6
Provision for income taxes......................................        6.0          4.0         1.7         2.2
                                                                     ------      -------     -------     -------
Net income......................................................        9.8%         4.5%       13.2%        2.4%
                                                                     ------      -------     -------     -------
                                                                     ------      -------     -------     -------


      Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

      Revenues. Revenues increased by 65.0% to $15.6 million in the three months ended September 30, 1998 from $9.5 million in the three months ended September 30, 1997.

      Transaction services revenues increased by 58.3% to $10.7 million in the three months ended September 30, 1998 from $6.7 million in the three months ended September 30, 1997, while decreasing as a percentage of total revenues to 68.5% from 71.4%. The dollar increase in transaction services revenues for the three months ended September 30, 1998 was primarily due to increased volume of qualification and activation transactions processed for carrier clients. The decrease in transaction services revenues as a percentage of total revenues for the three month period ended September 30, 1998 principally resulted from a greater increase in software licensing revenues than transaction services revenues for the same period.

      The Company believes that its transaction services revenues in 1999 will not increase at the same rate as they have in 1998. The Company's transaction services revenues will continue to reflect in large part the industry's rate of growth of new subscribers; the Company believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will slow in upcoming years. The rate of growth in the Company's transaction services revenues in 1998 reflects revenues from a number of major PCS carriers that began operating in late 1997 and in 1998; the Company does not expect that revenues from these PCS carriers will continue to increase at the same rate as they have in 1998.

      Software licensing and maintenance revenues increased by 189.6% to $2.5 million in the three months ended September 30, 1998 from $0.9 million in the three months ended September 30, 1997, while increasing as a percentage of total revenues to 16.0% from 9.1%. Both the dollar increase and the increase as a percentage of total revenues in software licensing revenues for the three months ended September 30, 1998 were principally a result of the increase in revenues attributable to the Company's Channel Solutions and Fraud Management products and services.

      The Company currently anticipates that its software licensing and maintenance revenues in 1999 will approximate those in 1998, as the Company continues to integrate its Fraud Management products with its other offerings and to build its international sales capability. Actual results for 1999 will, however, be subject to a number of uncertainties, some of which are not within the Company's control. In particular, the Company believes that software licensing revenues at least through 1999 will be subject to fluctuation and will be more difficult to anticipate than the Company's other types of revenues, principally due to the relatively large dollar costs and relatively long sales cycles of the software licenses. The sales cycles for domestic software licenses generally extend from three to six months and may extend as long as twelve months; sales cycles for software licenses sold to international clients typically are longer. The predictability of software licensing revenue is further impeded because the Company's licensed software is a discretionary purchase for most customers. As a result of the foregoing, a small number of licensing transactions may have a significant effect on the Company's software licensing revenues in a quarter.

      Consulting services revenues increased by 31.3% to $2.4 million in the three months ended September 30, 1998 from $1.8 million in the three months ended September 30, 1997, while decreasing as a percentage of total revenues to 15.5% from 19.5%. The dollar increase in consulting services revenues for the three months ended September 30, 1998 was principally due to increased demand for the consulting services offered by the Company. The decrease in consulting services revenue as a percentage of total revenues for the three months ended September 30, 1998 principally resulted from a greater increase in software licensing revenues than consulting services revenues for the same period. The Company is continuing to standardize its consulting services offerings and to build its consulting capabilities. Its consulting business has become less concentrated in 1998, with consulting work being performed on more than thirty projects during the three months ended September 30, 1998.

      In the year ended December 31, 1997, one customer accounted for 29% of the Company's total revenues. While Lightbridge believes that its relationship with this customer is good, the Company currently expects that the percentage of the Company's total revenues for the year ended December 31, 1998 attributable to that customer will be significantly less than for the preceding year, as a result of growth in the Company's total revenues, the Company's efforts to diversify its customer base and a decrease in the consulting services utilized by the customer.

      Cost of Revenues. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction services revenues between revenues from on-line transaction processing and revenues from processing transactions services through the Company's Teleservices Group and changes in the mix of total revenues among transaction services revenues, software licensing revenues and consulting services revenues.

      Transaction services cost of revenues increased by 54.6% to $5.8 million in the three months ended September 30, 1998 from $3.8 million in the three months ended September 30, 1997, while decreasing as a percentage of total revenues to 37.2% from 39.7%. The increase in transaction services cost of revenues for the three months ended September 30, 1998 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in transaction services cost of revenues as a percentage of total revenues for the three months ended September 30, 1998 principally resulted from an increase in the number of transactions processed compared to the same period of the prior year.

      Software licensing and maintenance cost of revenues increased by 292.9% to $0.9 million in the three months ended September 30, 1998 from $0.2 million in the three months ended September 30, 1997, while increasing as a percentage of total revenues to 5.9% from 2.5%. Both the dollar increase and the increase as a percentage of total revenues in software licensing cost of revenues for the three months ended September 30, 1998 were primarily due to the increased cost of revenues for Fraud Management products.

      Consulting services cost of revenues increased by 224.9% to $1.3 million in the three months ended September 30, 1998 from $0.4 million in the three months ended September 30, 1997, while increasing as a percentage of total revenues to 8.3% from 4.2%. Both the dollar increase and the increase as a percentage of total revenues in consulting services cost of revenues were attributable primarily to the increase in consulting staff due to the expansion of the consulting services group, including both newly hired personnel and personnel reallocated from other areas of the Company's operations, including sales and marketing, as part of the establishment of Lightbridge Consulting Services. The Company expects to continue hiring consulting staff during the three months ending December 31, 1998.

      The Company expects fluctuations in gross profit may occur primarily due to fluctuations in revenue generated from the Company's three revenue components, particularly revenues from software licensing which have historically generated higher gross profit margins.

      Development. Development expenses include internal software development costs and consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

      Development expenses increased by 51.9% to $2.3 million in the three months ended September 30, 1998 from $1.5 million in the three months ended September 30, 1997. The increase in costs for the three months ended September 30, 1998 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans in connection with the development and deployment of enhanced versions of its Fraud Management software product, FraudBuster. The Company expects to continue to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its Channel Solutions, Churn and Fraud Management products and services, as well as to develop new products and services.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Sales and marketing expenses increased by 28.8% to $1.6 million in the three months ended September 30, 1998 from $1.2 million in the three months ended September 30, 1997. The increase for the three months ended September 30, 1998 was due principally to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs. This increase was offset in part by the reallocation of certain personnel to Lightbridge Consulting Services as well as the allocation of certain related expenses to consulting services cost of revenues. The Company expects to continue to invest in sales and marketing efforts, both domestically and internationally, in order to increase its penetration of existing accounts and to add new clients and markets.

      General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel, fees for outside professional services, and amortization of goodwill incurred pursuant to the acquisition of Coral. General and administrative expenses increased by 123.2% to $2.4 million in the three months ended September 30, 1998 from $1.1 million in the three months ended September 30, 1997. The increase reflected the amortization of $0.6 million of goodwill attributable to the Company's acquisition of Coral and an increase in the number of personnel. The Company expects that its general and administrative costs will not materially change during the three months ended December 31, 1998. The Company will continue to recognize approximately $0.6 million of goodwill amortization each quarter through the three months ended December 31, 2000 as a result of the Coral acquisition.

      Other Income, Net. Other income, net in the three months ended September 30, 1998 consisted predominantly of interest income and expense. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest expense remained the same at $0.1 million in the three months ended September 30, 1998 and 1997. Interest income decreased to $0.1 million in the three months ended September 30, 1998 from $0.3 million in the three months ended September 30, 1997 as a result of lower cash balances. Interest income for the three months ended September 30, 1998 reflected an average rate of return of approximately 3.5%.

      Provision for (Benefit From) Income Taxes. The Company's effective tax rate was 47.0% and 38.0% for the three months ended September 30, 1998 and 1997, respectively. The Company anticipates its effective tax rate will be 47.0% for the year ended December 31, 1998. The relatively high effective tax rate for 1998 results in part from goodwill attributable to the Company's acquisition of Coral; the amortization of this goodwill is recognized as an expense for accounting purposes, but is not deductible for tax purposes. Since the goodwill attributable to the Coral acquisition will continue to be amortized through the three months ending December 31, 2000, the Company anticipates that its effective tax rate will continue to be relatively high during that amortization period and, in particular, estimates that its effective tax rate for the year ending December 31, 1999 also will be approximately 47%. The actual effective tax rate for 1998 and 1999 may vary significantly from the Company's estimates as the result of a number of factors, including any and all factors that cause the Company's actual revenues for those years to vary from the Company's internal estimates.

      Nine Months Ended September 30, 1998 and 1997

      Revenues. Revenues increased by 61.4% to $44.1 million in the nine months ended September 30, 1998 from $27.3 million in the nine months ended September 30, 1997.

      Transaction services revenues increased by 47.5% to $27.7 million in the nine months ended September 30, 1998 from $18.8 million in the nine months ended September 30, 1997. The increase in transaction services revenues for the nine months ended September 30, 1998 was primarily due to increased volume of qualification and activation transactions processed for carrier clients.

      Software licensing and maintenance revenues increased by 284.2% to $10.0 million in the nine months ended September 30, 1998 from $2.6 million in the nine months ended September 30, 1997. The increase in software licensing revenues for the nine months ended September 30, 1998 was principally a result of the increase in revenues attributable to the Company's Channel Solutions and Fraud Management products and services.

      Consulting services revenues increased by 7.4% to $6.4 million in the nine months ended September 30, 1998 from $5.9 million in the nine months ended September 30, 1997. The increase in consulting services revenues for the nine months ended September 30, 1998 was principally due to an increased demand for the consulting services provided to clients of the Company.

      Cost of Revenues. Transaction services cost of revenues increased by 49.2% to $15.9 million in the nine months ended September 30, 1998 from $10.7 million in the nine months ended September 30, 1997. The increase in transaction services cost of revenues for the nine months ended September 30, 1998 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity.

      Software licensing and maintenance cost of revenues increased by 256.3% to $2.3 million in the nine months ended September 30, 1998 from $0.7 million in the nine months ended September 30, 1997. The increase in software licensing cost of revenues for the nine months ended September 30, 1998 was primarily due to the increased costs of revenues for Fraud Management products.

      Consulting services cost of revenues increased by 173.0% to $3.7 million in the nine months ended September 30, 1998 from $1.4 million in the nine months ended September 30, 1997. The increase in consulting services cost of revenues was attributable primarily to the increase in consulting staff due to the expansion of the consulting services group, including both newly hired personnel and personnel reallocated from other areas of the Company's operations as part of the establishment of Lightbridge Consulting Services.

      Development. Development expenses increased by 67.3% to $7.0 million in the nine months ended September 30, 1998 from $4.2 million in the nine months ended September 30, 1997. The increase in costs for the nine months ended September 30, 1998 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans.

      Sales and Marketing. Sales and marketing expenses increased by 37.0% to $5.3 million in the nine months ended September 30, 1998 from $3.9 million in the nine months ended September 30, 1997. The increase for the nine months ended September 30, 1998 was due principally to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs, including trade shows. This increase was offset in part by the reallocation during the six months ended September 30, 1998 of certain personnel to Lightbridge Consulting Services as well as the allocation of certain related expenses for those three months to consulting services cost of revenues.

      General and Administrative. General and administrative expenses increased by 155.4% to $8.2 million in the nine months ended September 30, 1998 from $3.2 million in the nine months ended September 30, 1997. The increase reflected the amortization of $1.9 million of goodwill and acquired technology attributable to the Company's acquisition of Coral, certain costs associated with the integration of Coral and the hiring of additional personnel. The increase also reflected (i) a one-time write-off during the nine months ended September 30, 1998 of approximately $0.1 million relating to fixed assets, including leasehold improvements and telephone systems, used at Coral's existing facilities in Longmont, Colorado, that were not deployed at its new facilities in Broomfield, Colorado, (ii) write-offs of approximately $0.3 million for bad debts attributable principally to contracts of Coral that predated the Company's acquisition of Coral and (iii) accruals of approximately $0.3 million for various matters, including sales taxes, the Company's allowance for doubtful accounts and costs attributable to the Company's establishment of foreign subsidiaries in Asia and the United Kingdom.

      Other Income, Net. Other income, net in the nine months ended September 30, 1998 consisted predominantly of interest income and expense. Interest expense decreased to $0.1 million in the nine months ended September 30, 1998 from $0.3 million in the nine months ended September 30, 1997. Interest income decreased to $0.5 million in the nine months ended September 30, 1998 from $0.9 million in the nine months ended September 30, 1997 as a result of lower cash balances due to the investment made in the service delivery infrastructure and computer equipment for development activities of the business during 1997.

      Provision for (Benefit From) Income Taxes. During the nine months ended September 30, 1998 and 1997, the Company's effective tax rate was 47.0% and 11.7%, respectively. The Company's effective tax rate in 1997 was affected by the reversal of its deferred tax valuation allowance and the utilization of certain tax credits in the quarter ended March 31, 1997.

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

      The Company has a $4.0 million working capital line of credit and a $3.0 million equipment line of credit with a bank. The working capital line of credit is secured by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit and equipment line of credit bear interest at the bank's prime rate (8.5% at September 30, 1998). The working line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1,250,000 in the aggregate. At September 30, 1998, there were no borrowings outstanding under the working capital line of credit and borrowings of $0.2 million were outstanding under the equipment line of credit. The Company's agreements with the bank contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in June 1999 and the equipment line of credit expires in June 2001.

      The Company's capital expenditures totalled $3.3 million and $5.3 million, respectively, for the three and nine months ended September 30, 1998 and $4.2 million and $7.7 million, respectively, for the three and nine months ended September 30, 1997. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure and computer equipment for development activities. Capital expenditures during the three months ended September 30, 1998 also included leasehold improvements and other costs attributable to the relocation of Coral's facilities to Broomfield, Colorado. The Company expects capital expenditures for the remainder of 1998 to total approximately $0.3 million. The Company currently estimates that its capital expenditures for 1999 will total approximately $4.0 million to $5.0 million, although the actual amount of those expenditures may vary significantly, depending upon, among other things, the extent to which the Company determines to update the capacity of its data center and to acquire additional computer equipment. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2002.

      As of September 30, 1998, the Company had cash and cash equivalents of $12.6 million and working capital of $23.5 million. The Company believes that the current cash balances and funds available under existing lines of credit will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve years.

Year 2000 Impact on Information Technology Costs

      Many companies' currently installed computer systems and software products are coded to accept only two digit year entries in date coded fields, potentially with the incorrect assumption of 1900 as the century. To eliminate date ambiguity, these date coded fields need to accept four digit entries, or utilize a consistent, predictable technique to distinguish twenty-first century dates from twentieth century dates. In addition, four digit year dates must be stored in database or file fields, regardless of the entry of two digit years. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

      Lightbridge has been actively involved in addressing Year 2000 issues since early 1997. Lightbridge believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates after January 1, 2000 will not materially affect the performance of Lightbridge's software products with respect to date dependent data, or the ability of such products to correctly create, store, process and output information related to such date data. In October 1998, the Company completed development of version 1.20 of the Customer Acquisition System ("CAS"), the Company's transaction processing system. Version 1.20 is Year 2000 compliant for the core CAS and for the front-end access points to CAS, and also includes Year 2000 support for third-party interfaces to CAS, such as interfaces with credit bureaus and billing systems. During the third quarter of 1998, the Company completed Year 2000 compliance for its Fraud Management software product, FraudBuster. The Company had previously verified Year 2000 compliance for its Retail Management System, its point-of-sale system. The Company is continuing its testing and modification efforts relating to its software products. There can be no assurance that Lightbridge's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. The Company may be required to make significant expenditures in connection with the on-going design and testing of its software-based services and products and interfaces to third-party systems for Year 2000 compatibility, and any related modifications or other development work that may be required to cause those services and products to be Year 2000 compatible. In addition, in certain circumstances, Lightbridge has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of Lightbridge's products with respect to date dependent data or the ability to create, store, process and output information related to such data. If any of Lightbridge's clients experience Year 2000 problems, such clients could assert claims for damages against Lightbridge. Lightbridge's agreements with clients in most cases limit liability to prevent unlimited exposure from such claims.

     Lightbridge has completed an inventory and review of the Year 2000 compliance status of the software and systems considered critical to its service bureau operations and its internal business, and has begun to obtain appropriate assurances of compliance from manufacturers of such software and systems and agreements to modify or replace all non-compliant products. In addition, Lightbridge is considering converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of Lightbridge's personnel using such systems. Based on the information available to date, Lightbridge believes it will be able to make necessary modifications to service bureau systems prior to the end of 1998. Back office software and systems considered critical to Lightbridge's business are scheduled to be Year 2000 compliant by the second quarter of 1999. Nevertheless, particularly to the extent Lightbridge is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurance that Lightbridge will not experience delays in completing the resolution of such issues. If a key system, or a significant number of systems, were to fail as a result of software products that were not Year 2000 compliant, Lightbridge could incur substantial costs and experience disruption of its business, which could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

     Lightbridge expects that its Year 2000 procedures with respect to its software products, service bureau systems, and internal business software and systems, will be substantially completed by the second quarter of 1999. Lightbridge has not separately tracked the costs incurred for investigating and remedying issues related to Year 2000 compliance, and all of the costs have been internal. Lightbridge currently estimates that it will spend approximately $100,000 and $500,000 on Year 2000 testing and compliance during the fourth quarter of 1998 and during 1999, respectively. There can be no assurance that Company resources spent on investigating and remedying Year 2000 issues will not have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

     In addition, Year 2000 issues may affect the purchasing patterns of clients and potential clients. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may adversely affect the amount or timing of funds available to purchase software products such as those offered by Lightbridge, which could have an adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

     The foregoing is a Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

      In September 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards applicable to the manner in which the Company reports information about operating segments in its annual financial statements commencing with the Company's fiscal year ending December 31, 1998 and will require that the Company report selected information about operating segments in subsequent interim financial reports issued to stockholders.

Item 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

      The market risk exposure inherent in the Company's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents and the use of fixed- and variable-rate debt to fund its acquisitions of property and equipment in past years.

      Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during 1998. The effect of a similar hypothetical change in interest rates on the Company's variable-rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

      For additional information about the Company's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                           PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      No.      Description
     -----     ----------

     3.1 Amendment to Amended and Restated Bylaws of the Company, adopted October 29, 1998

     27.1   Financial Data Schedule for the three months ended September 30,
            1998

     99.1 Information set forth under the heading "ITEM 1A. Risk Factors" in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997 is incorporated herein by reference


(b)   Reports on Form 8-K

      The Company did not file any Current Report on Form 8-K during the three months ended September 30, 1998.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LIGHTBRIDGE, INC.


Date:  November 13, 1998     By: /s/ JOSEPH S. TIBBETTS, JR.
                                -----------------------------------------------
                             Joseph S. Tibbetts, Jr.
                             Senior Vice President, Finance and Administration
                              and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)