Form 10-Q/A
period 1998-09-30
LIGHTBRIDGE INC
filed 1998-11-23
CIK 1017172

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ------------------

                                   FORM 10-Q/A
                                AMENDMENT NO. 1 TO

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as set forth in the pages hereto, in order to correct a typographical error under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

                             LIGHTBRIDGE, INC.


Date:  November 23, 1998     By: /s/ JOSEPH S. TIBBETTS, JR.
                                -----------------------------------------------
                             Joseph S. Tibbetts, Jr.
                             Senior Vice President, Finance and Administration
                              and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)