Form 10-K405/A
period 1997-12-31
LIGHTBRIDGE INC
filed 1999-03-31
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                  FORM 10-K/A

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-21319
                            ------------------------
                               LIGHTBRIDGE, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                             04-3065140
        (State or Other Jurisdiction                 (I.R.S Employer
     of Incorporation or Organization)           Identification Number)
          67 SOUTH BEDFORD STREET                         01803
         BURLINGTON, MASSACHUSETTS                     (Zip Code)
  (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (781) 359-4000
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common stock, $.01 par value per share

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____X_____ No ___________
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____X_____
    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 9, 1998 was $152,977,134, based on a total of 11,025,379 shares held by nonaffiliates and on a closing price of $13.875 as reported on the Nasdaq National Market.

    The number of shares of Common Stock outstanding as of March 9, 1998 was 15,691,155.

    On February 24, 1999, the registrant announced that it had restated its financial statements for the year ended December 31, 1997 and the quarters ended March 31, June 30 and September 30, 1998 to correct the accounting relating to the acquisition of Coral Systems, Inc. in November 1997. This amended Annual Report on Form 10-K contains restated financial information and disclosures for the year ended December 31, 1997 reflecting the restatement and certain other matters. (See Note 12 to the consolidated financial statements).

    Unless otherwise stated, information in the originally filed Form 10-K for the year ended December 31, 1997 is presented as of the original filing date, and has not been updated in this amended filing.

    Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Certain portions of such proxy statement are incorporated by reference in
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
Item 1.      Business......................................................................................           3
Item 1A.     Risk Factors..................................................................................          13
Item 6.      Selected Financial Data.......................................................................          26
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........          28

PART IV
Item 14.     Exhibits, Financial Statements Schedules, and Reports on Form 8-K.............................          41

SIGNATURES.................................................................................................          43

                            ------------------------

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

                                     PART I

INTRODUCTORY NOTE

    This Amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the period ended December 31, 1997, as filed by the Registrant on March 31, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of acquired in-process research and development in connection with the acquisition of Coral Systems in November 1997.

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

PRODUCTS AND SERVICES

    Telesto, Lightbridge's network of software-based acquisition and retention products and services, permits a telecommunications carrier to select applications and functions to create an integrated, customized solution addressing the carrier's particular needs. Lightbridge's products and services are provided in five broad solutions areas:

GROUP                                                                      FUNCTIONS
---------------------------------------------  ------------------------------------------------------------------
Customer Acquisition Services................  On-line, real-time transaction processing services to aid carriers in qualifying and activating applicants for service, as well as call center support services to assist carriers in acquiring and activating applicants for service. Services include access to proprietary and third-party databases and processing modules to evaluate new and existing subscribers. Call center support services include qualification and activation, analyst reviews, telemarketing to existing and new subscribers, back-up and disaster recovery for acquisition and activation services, and customer care.
Fraud Management.............................  On-line, real-time inquiries into proprietary and exclusive databases and processing modules to pre-screen applicants for potential fraud, as well as on-going monitoring of subscriber call activity from the switch to determine likely fraudulent use.
Channel Solutions............................  Software products and services and consulting services to support a variety of distribution channels, including software
                                               applications for in-store use, laptop applications for mobile sales professionals and call centers.
Customer Management..........................  Software-based decision support tools, switch monitoring software and related consulting services to allow carriers to access data and analyze the marketplace in order to make more informed business decisions about their customers, markets and distribution channels.
Consulting Services..........................  Services, software and tools to link carrier legacy systems and third-party systems to Lightbridge's systems, as well as other custom development services to help carriers improve their business processes.

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

    Introduced in 1989 and enhanced over time, CAS typically enables carriers to qualify applicants and activate service in five to ten minutes while screening for subscriber fraud, thereby assisting the carriers to close sales at the time when the customer is ready to purchase. Although CAS typically requires no human intervention beyond the initial data entry, it permits a carrier to implement policies requiring analyst intervention in carrier-specified situations. When intervention is required, CAS facilitates the on-line handling of exceptions by, among other things, queuing exceptions to manage workflow. CAS includes the following modules, all of which are fully integrated:

    - Credit Decision System ("CDS") is an integrated qualification system for carriers to acquire qualified applicants rapidly. Using redundant, high-speed data lines to five major credit bureaus, CDS typically provides consumer and business credit decisions in under 20 seconds, based on automated analysis of credit information using a credit policy specified by the carrier. CDS can be integrated with a carrier's existing customer acquisition and billing systems and can be modified quickly to reflect changes in a carrier's credit policies.

    - InSight is a proprietary database containing information about existing accounts and previous applicants. InSight also evaluates existing subscribers who apply for additional services on the basis of their payment histories. InSight can decrease costs for carriers by reducing the number of credit bureau inquiries and the number of applications requiring manual review.

    - Workstation offerings present data electronically to the appropriate person for decision or action and then automatically route data to the next step in the process. Workstation offerings are:

        - Credit workstation allows a carrier's credit analyst to enter information or to evaluate applications that were entered at a remote location.

        - Activation workstation allows the user to review, correct or reprocess activation requests returned from the billing system due to an error.

        - Fulfillment workstation provides the information necessary to fulfill orders for wireless handsets and accessories at a remote or third-party fulfillment operation.

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

    FRAUD MANAGEMENT

    Lightbridge's fraud solutions include real-time, on-line access to proprietary and exclusive databases for pre-activation screening and software for on-going monitoring of subscriber call activity from the switch. The Company's fraud solutions include:

    - Fraud Sentinel is a suite of fraud management tools, available separately or together, that pre-screens wireless service applicants in order to detect and prevent subscription fraud. The components of Fraud Sentinel are:

        - ProFile, a proprietary intercarrier database of accounts receivable write-offs and service shut-offs, provides on-line pre-screening of applicants, on-going screening of existing subscribers, and notification if an application is processed for a subscriber whose account has been previously written off by a carrier.

        - Fraud Detect, a multifaceted fraud detection tool provided under agreement with Trans Union Corporation, analyzes data such as an applicant's Social Security Number, date of birth, address, telephone number and driver's license information and identifies any discrepancies.

    - FraudBuster is a fraud management software product that includes a fraud profiler and subscription monitoring functionality and is designed to identify most commonly known types of fraud, such as cloning, subscription, tumbling and cellular theft. FraudBuster collects subscriber account information and call usage data from telecommunication switches and other commonly accepted data sources to create individual subscriber profiles.

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

    CHANNEL SOLUTIONS

    Lightbridge's Channel Solutions consist of products and services that support a growing range of distribution channels. The components of Channel Solutions include:

    - POPS, a Windows-based application typically used in carrier-owned or dealer/agent store locations, features a graphical user interface that allows even inexperienced sales staff to conduct qualification and activation transactions quickly via a dial-up or network connection to CAS. POPS on the Web is a browser-enabled version of this software that may be implemented in Internet or Intranet environments. POPSExpress is a version of POPS with lesser functionality that can be installed quickly in a variety of sales locations.

    - SAMS, a laptop application, contains a number of tools needed by carriers' mobile sales staff, such as coverage maps and product catalogs, as well as the ability to handle qualification and activation transactions via wireline or wireless data connection to CAS.

    - Retail Management System ("RMS") is a point-of-sale client/server application designed to help telecommunications retailers manage the sale of telecommunications products more efficiently. RMS handles credit screening, transaction and payment processing, service activation, cash drawer management, inventory and purchasing management and management reporting.

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

    CUSTOMER MANAGEMENT

    Lightbridge's customer management solutions consist of software-based decision-support tools and monitoring software to help carriers analyze their marketplace and subscribers to improve business operations. Lightbridge believes that, as carriers encounter increasing competition and a growing and changing market, the ability to gather, analyze and interpret business data and then take appropriate actions will be essential to their success. Customer management solutions currently include the following:

    - Channel Wizard allows a carrier to analyze its distribution channel performance by market, subscriber type or other factors, to assist the carrier in making decisions designed to reduce customer acquisition costs and improve channel performance. Channel Wizard is designed to provide up-to-date information in a format that is easy to operate, even for users without statistical training.

    - Churn Prophet is an analytical tool designed to help carriers reduce churn and increase customer retention. Churn Prophet uses predictive modeling technology to identify characteristics of subscribers who have canceled service in the past and to develop predictions as to which subscribers are likely to cancel service in the future. Customer retention efforts can then be targeted more cost effectively to the subscribers most likely to cancel service.

    - ChurnAlert utilizes call detail records from switches, billing systems and other data sources to monitor and profile subscribers who are likely to churn. Events indicative of a churning subscriber create alerts, which allow a carrier to take proactive steps to keep the subscriber from terminating service. ChurnAlert was introduced by Coral in September 1995.

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

    The core technology developed at Coral allows new applications to be built using applets and services that were developed for previous releases of other applications, and includes encapsulation of many of the external links of its core technology, thus supporting easier porting, rapid development and scalability. The Company is currently in the process of developing significant modifications and improvements to the Coral core technology. See "Item 1A. Risk Factors -- Coral Products Require Substantial Future Development."

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

    Revenues attributable to Lightbridge's ten largest clients accounted for approximately 90%, 81% and 66% of Lightbridge's total revenues in the years ended September 30, 1995, December 31, 1996 and December 31, 1997, respectively. During the years ended September 30, 1995, December 31, 1996 and December 31, 1997, four, two and one of the Company's clients accounted for more than 10% of the Company's total revenues, representing an aggregate of 63%, 44% and 29% of total revenues in those years, respectively. GTE Mobile Communications Service Corporation ("GTE Mobile") accounted for 15% of Lightbridge's total revenues for the year ended December 31, 1996. During 1996, GTE Mobile changed the way it accessed Lightbridge's CAS, and then terminated its client relationship with Lightbridge as of June 30, 1997. As a result, Lightbridge's revenues from GTE Mobile decreased significantly during fiscal 1996 and the first half of fiscal 1997, before being curtailed completely as of

June 30, 1997. AT&T Wireless Services, Inc. ("AT&T Wireless") accounted for 29% of Lightbridge's total revenues for each of the years ended December 31, 1996 and 1997. Approximately $1.0 million of additional services performed for AT&T Wireless in fiscal 1997 were determined to have been performed without having been duly approved by AT&T Wireless in the manner delineated in Lightbridge's contract with AT&T Wireless Services. As a result, these services were deemed to be outside the scope of that contract and could not be billed to AT&T Wireless. The Company has undertaken internal procedures that it believes will prevent any reoccurrence of this procedural problem in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

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

    The Company incurred charges to operations of approximately $5.2 million in the quarter ended December 31, 1997 reflecting the write-off of in-process research and development, the amortization of goodwill and acquired technology, and costs associated with combining the operations of the two companies. Additional expenses, including expenses to be incurred in connection with the relocation of Coral's operations to a new location in Colorado, may be incurred relating to the integration of the businesses of the Company and Coral. Finally, the Company may be subject to unknown contingent liabilities, financial claims or lawsuits from clients of Coral, among others, any of which could have a material adverse effect on the business, financial condition, results of operations and cash flows of the Company. A portion of the shares of Common Stock issuable to former Coral stockholders has been deposited in escrow in support of certain representations and warranties made to Lightbridge, but there can be no assurance that the value of the escrowed shares will be adequate to cover any unknown liabilities of Coral.

CORAL PRODUCTS REQUIRE SUBSTANTIAL FUTURE DEVELOPMENT

    In connection with the acquisition of Coral, the Company acquired in-process technology valued at $4.0 million. This in-process technology consisted of substantial modifications and improvements to FraudBuster and ChurnAlert, including new architectures for both products, that were under development at the time of the acquisition, and the technological feasibility of which had not yet been established. All of the in-process technology required substantial development and testing before it could achieve potential technological feasibility. The Company's future financial results will depend in part on its success in completing development of new versions of FraudBuster and ChurnAlert that incorporate such modifications and improvements. Since the date of the acquisition of Coral, the Company has devoted substantial resources to the development of these new versions, and the Company anticipates that these development efforts will continue at least through the first half of 1999. There can be no assurance that these development efforts will be successful, or that the Company will succeed in marketing the new versions of FraudBuster and ChurnAlert on a profitable basis if they are developed.

HISTORY OF LOSSES; CAPITAL REQUIREMENTS

    The Company was founded in 1989 and has incurred net losses in each of its fiscal years other than the years ended September 30, 1994 and December 31, 1996. The net loss in the year ended December 31, 1997 was attributable in part to charges to operations of approximately $5.2 million relating to the Company's acquisition of Coral. No assurance can be given that the Company will be profitable on either a quarterly or annual basis in the future or that the Company will not need to raise funds through public or private financings. Moreover, no assurance can be given that Coral will be profitable on either a quarterly or annual basis in the future or that the Company will not need to raise additional funds to support the operations of Coral. Further expansion of the Company's business, including the acquisition of additional computer and network equipment and the relocation of the offices of Coral in Colorado, will require the Company to make significant capital expenditures. The Company may also be required to make significant expenditures in connection with the ongoing design and testing of its software-based services and products for Year 2000 compatibility, and any related modifications or other developmental work that may be required to cause those services and products to be Year 2000 compatible. See "--Risk of Software Defects, Including Year 2000 Incompatibility." The Company believes that its existing cash balances, and funds available under existing lines of credit will be sufficient to finance the Company's operations and capital expenditures through at least the next twelve months. In the event that the Company's plans change or available cash resources otherwise prove to be insufficient (due to unanticipated expenses or otherwise), the Company may be required to seek additional financing or curtail its expansion activities. The Company may determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. To the extent that the Company obtains equity financing or finances an acquisition with equity securities, any such issuance of equity securities could result in dilution to the interests of the Company's stockholders. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

DEPENDENCE ON KEY PERSONNEL

    The Company's success to date has depended to a significant extent on Pamela D.A. Reeve, its President and Chief Executive Officer, and a number of other key personnel. With the exception of Ms. Reeve, none of the Company's personnel is a party to an employment agreement with the Company. The loss of the services of Ms. Reeve or any of the Company's other key personnel could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, engineering, research and development, sales and operational personnel. In particular, the Company will need to hire additional software developers in order to support and increase its software licensing activities. Competition for all of these personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining key personnel. The failure of the Company to hire and retain qualified personnel could have a material adverse effect upon the Company's business, financial condition, results of operations and cash flows. The Company does not maintain key person life insurance policies on any of its employees other than Ms. Reeve. See "Item
1. Business-- Employees," "Item 4A. Executive Officers" and "Item 10. Directors and Executive Officers of the Registrant."

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

    As the result of offering its ProFile product, the Company is subject to the requirements of the Fair Credit Reporting Act and certain state laws. Although the Company's business activities are not otherwise within the scope of federal or state regulations applicable to credit bureaus and financial institutions, the Company must take into account such regulations in order to provide products and services that help its clients comply with such regulations. The Company monitors regulatory changes and implements changes to its products and services as appropriate. Although the Company attempts to protect itself by written agreements with its clients, failure to reflect the provisions of such regulations in a timely or accurate manner could possibly subject the Company to liabilities that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. See "Item 1. Business-- Government Regulation."

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

                                                                        THREE
                                                                       MONTHS       TWELVE
                                         YEARS ENDED SEPT. 30,          ENDED       MONTHS      YEARS ENDED DEC. 31,
                                    -------------------------------   DEC. 31,       ENDED     -----------------------
                                      1993       1994       1995        1995       DEC. 31,      1996       1997(3)
                                    ---------  ---------  ---------  -----------    1995(1)    ---------  ------------
                                                                                  -----------
                                                                                  (UNAUDITED)
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues..........................  $   6,986  $  13,398  $  19,350   $   6,512    $  20,347   $  29,545   $   40,549
Cost of revenues..................      3,554      7,415     12,607       3,484       13,075      15,986       19,428
                                    ---------  ---------  ---------  -----------  -----------  ---------  ------------
Gross profit......................      3,432      5,983      6,743       3,028        7,272      13,559       21,121
                                    ---------  ---------  ---------  -----------  -----------  ---------  ------------
Operating expenses:
  Development.....................      1,164      2,317      3,864       1,145        4,159       4,380        6,072
  Sales and marketing.............        829        815      1,902         795        2,264       3,673        6,041
  General and administrative......      1,309      1,644      2,584         701        2,655       2,769        5,228
  In-process research and
    development...................     --         --         --          --           --          --            4,000
                                    ---------  ---------  ---------  -----------  -----------  ---------  ------------
Total operating expenses..........      3,302      4,776      8,350       2,641        9,078      10,822       21,341
                                    ---------  ---------  ---------  -----------  -----------  ---------  ------------
Income (loss) from operations.....        130      1,207     (1,607)        387       (1,806)      2,737         (220)
Other income (expense)(2).........       (255)      (234)      (826)       (313)        (965)       (305)         949
                                    ---------  ---------  ---------  -----------  -----------  ---------  ------------
Income (loss) before income
  taxes...........................       (125)       973     (2,433)         74       (2,771)      2,432          729
Provision for (benefit from)
  income taxes....................     --             23     --               2            2         160          892
                                    ---------  ---------  ---------  -----------  -----------  ---------  ------------
Net income (loss).................       (125)       950     (2,433)         72    $  (2,773)      2,272         (162)
                                                                                  -----------
                                                                                  -----------
Accretion of preferred stock
  dividends.......................       (151)      (182)      (182)        (46)                    (137)      --
                                    ---------  ---------  ---------  -----------               ---------  ------------
Net income available for common
  stock...........................  $    (276) $     768  $  (2,615)  $      26                $   2,135   $     (162)
                                    ---------  ---------  ---------  -----------               ---------  ------------
                                    ---------  ---------  ---------  -----------               ---------  ------------
Basic earnings (loss) per common
  share...........................  $   (0.05) $    0.12  $   (0.40)  $    0.00                $    0.33   $    (0.01)
                                    ---------  ---------  ---------  -----------               ---------  ------------
                                    ---------  ---------  ---------  -----------               ---------  ------------
Diluted earnings (loss) per common
  share...........................  $   (0.05) $    0.09  $   (0.40)  $    0.00                $    0.17   $    (0.01)
                                    ---------  ---------  ---------  -----------               ---------  ------------
                                    ---------  ---------  ---------  -----------               ---------  ------------

                                                            SEPTEMBER 30,                    DECEMBER 31,
                                                   -------------------------------  -------------------------------
                                                     1993       1994       1995       1995       1996      1997(3)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................  $     192  $   1,832  $     539  $      58  $  27,901  $  15,716
Working capital (deficiency).....................       (292)     1,715     (3,280)    (1,967)    30,457     21,186
Total assets.....................................      3,396      9,181     10,214     11,055     41,766     63,565
Long-term obligations, less current portion......        554      4,197      3,796      4,515      2,221      2,221
Redeemable convertible preferred stock...........      2,933      2,948      3,131      3,177     --         --
Stockholders' equity (deficit)...................     (2,132)    (1,093)    (3,564)    (3,522)    33,599     50,716

------------------------

(1) Lightbridge changed its fiscal year end from September 30 to December 31, effective with the fiscal year ending December 31, 1996.

(2) Consists principally of interest expense, except consists principally of interest income for the year ended December 31, 1997.

(3) As restated. See note 12 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    As discussed in Note 12 of the Notes to the Consolidated Financial Statements the Company has restated its previously issued consolidated financial information as of December 31, 1997 to adjust the allocation of purchase price related to the acquisition of Coral.

    The Securities and Exchange Commission ("SEC") issued new guidance in September 1998 on its views regarding the methodologies used to determine the allocation of purchase price in a purchase business combination, particularly amounts allocated to in-process research and development ("IPRD") and intangible assets. Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition accounted for as a purchase. As a result of this new guidance, the Company has modified the methods used to value IPRD and other intangibles acquired related to Coral. The revised valuation is based on management's best estimates at the date of acquisition of the net cash flows associated with expected operations of Coral and gives explicit consideration to the SEC's views on acquired IPRD as set forth in its September 1998 letter to the American Institute of Certified Public Accountants.

    The information included in Item 6, "Selected Financial Data," and in the discussion following reflect the effects of this restatement.

    The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The discussion in this Form 10-K/A contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K/A. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in "Item 4A. Risk Factors" as well as those discussed elsewhere herein.

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

    In November 1997, the Company acquired all of the outstanding stock of Coral, pursuant to an Agreement and Plan of Reorganization dated as of September 9, 1997 (the "Reorganization Agreement"). The acquisition was effected through a reverse triangular merger (the "Merger") in which a newly formed subsidiary of Lightbridge was merged with and into Coral and the surviving corporation became a wholly owned subsidiary of the Company. Pursuant to the Merger, each of the outstanding shares of Coral's common stock was converted into a fraction of a share of Lightbridge common stock determined as set forth in the Reorganization Agreement. In addition, as a result of the Merger, all options and warrants to purchase shares of Coral's common stock became exercisable, when vested, to purchase shares of Lightbridge common stock. As a result of the Merger, Lightbridge issued 892,073 shares of its common stock for all of the outstanding shares of Coral's common stock and reserved 114,399 shares of its common stock for Coral's options and warrants. The Merger has been accounted for using the purchase method, which combines the results of Coral from the date of acquisition with those of the Company. In accordance with generally accepted accounting principles, the Company expensed Coral's in-process research and development associated with FraudBuster and ChurnAlert, valued at $4.0 million, on the effective date of the Merger. See "Item 8. Financial Statements and Supplementary Data--Note 1." In determining the value of the in-process research and development, the Company considered a valuation analysis which utilized a discounted cash flow method based on a number of estimates and assumptions regarding the Coral products and market conditions generally. These estimates and assumptions, among others, included the following:

    - An estimate of the percentage of completion of each product under development, and the dates on which development of each product was expected to be completed. These estimates were based on information provided by Coral's management and the Company's analysis of the amount of development work performed and remaining to be performed on each product at the time of the acquisition.

    - An estimate of the revenues and cost of sales associated with each product under development, which was based on the sales pipeline under development by Coral at the time of the acquisition and the Company's estimate of the worldwide market for the Coral products.

    - An estimate that 50% of the cash flows attributable to the first new version of FraudBuster under development by Coral, and originally scheduled for release in the fourth quarter of 1997, would be attributable to the version of FraudBuster that Coral was marketing at the time of the acquisition. Prior to the date of the acquisition, Lightbridge determined that the existing version of FraudBuster contained several performance and functional deficiencies that rendered it almost unmarketable in its current form. The Company determined that the product changes planned for the first new version of FraudBuster were not simply feature enhancements, but substantial modifications that affected all aspects of FraudBuster and rendered the new version essentially new technology.

    - An estimate that 20% of the cash flows attributable to the second new version of FraudBuster and 25% of the cash flows attributable to the new versions of ChurnAlert under development by Coral would be attributable to existing technology. These assumptions were based on the fact that these products generally were to be based on a new architecture substantially different than that used in the versions of FraudBuster and ChurnAlert that were commercially available at the time of the acquisition.

    - Estimates of the Company's effective tax rate, based on existing state and federal tax structures.

    - An estimated 13% risk-adjusted cost of capital used in the present value calculations. This discount rate was based upon the weighted average of the costs of different types of capital experienced by the Company.

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

    During fiscal 1994 and 1995 and the three months ended December 31, 1995, each of the Company's four largest clients, and for fiscal 1996, each of the Company's two largest clients, accounted for more than 10% of the Company's total revenues, representing an aggregate of 64%, 63%, 61% and 44% of total revenues in those periods, respectively. During fiscal 1997, only one of the Company's clients accounted for more than 10% of the Company's total revenues. Revenues from this client aggregated 29% of total revenues for fiscal 1997. During fiscal 1996, GTE Mobile, which accounted for 31% and 15% of the Company's revenues in the fiscal year ended September 30, 1995 and the year ended December 31, 1996, respectively, changed the way it accessed the Company's Customer Acquisition System. GTE Mobile, which historically used the call center support solutions provided by the Company's TeleServices Group, had changed to on-line access to the Customer Acquisition System during the first two quarters of fiscal 1997, and then elected not to renew its agreement with Lightbridge when it expired on June 30, 1997. GTE Mobile accounted for 4% of the Company's total revenues in fiscal 1997. As a result, revenues from this client decreased significantly in fiscal 1997. The Company currently believes that the loss of revenues from this client will continue to be mitigated by increased revenues from existing clients and revenues from new clients. Further, the cost of processing transactions through the TeleServices Group typically involves personnel costs associated with staffing the Company's call center, which are not required for on-line transaction processing. Thus, the Company currently expects that its variable cost of revenues associated with processing transactions will continue to decrease as a result of the change in services used by the client. As a result, the Company currently believes that the change in services used by this client will not have a material adverse effect on its business, financial condition, results of operations or cash flows. See "Item 1A. Risk Factors--Dependence on Limited Number of Clients." The Company's revenues have been derived primarily from sales of products and services in the United States.

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

    As a result of the acquisition of Coral, the Company acquired certain in-process research and development related to the FraudBuster and ChurnAlert products. These costs were expensed as a charge against operations in the fourth quarter of 1997. The projects under development included substantial technological and architectural changes that would add new performance capabilities, functionality and scalability to FraudBuster, as well as the development of two versions of ChurnAlert. At the date of the acquisition, technological feasibility of the acquired technology for a substantial portion of the planned future releases of FraudBuster and the two versions of ChurnAlert was not established and the technology had no future alternative uses. All of the projects acquired required substantial development and testing before they could achieve potential technological feasibility, and there was and can be no assurance that they will reach technological feasibility or develop into products that may be sold profitability by the Company.

    As of the date of the acquisition of Coral, the following projects were under development:

    - Version 4.3 of FraudBuster, which was intended to add substantial new performance capabilities and functionality to the product, and was approximately 78% complete on the acquisition date. Subsequent to the acquisition date, however, the Company determined that it would not release version 4.3, but would release the new performance capabilities and functionality planned for version 4.3 in versions 4.2.5 and 4.4, which will be available in the second and fourth quarters of 1998, respectively.

    - Version 5.0 of FraudBuster, which was and is being developed based on a new architecture that is expected to substantially increase the performance, scalability and functionality of FraudBuster and is scheduled to be released in 1999. Version 5.0 was approximately 10% complete on the acquisition date. Subsequent to the acquisition date, the Company decided to release certain of the subscription fraud capabilities originally planned for version 5.0 as a separate product, to be known as Alias-TM-, which is currently scheduled to be available in the first half of 1999.

    - Versions 1.3 and 2.0 of ChurnAlert, each of which was being developed to incorporate substantial new performance capabilities and functionality. These new versions were approximately 37% complete on the acquisition date. Subsequent to the acquisition date, however, in December 1998, the Company decided that it would cease development of the new versions of ChurnAlert based on a lack of market receptiveness to the product and the Company's determination that its Churn Prophet and Channel Wizard products provide more marketable solutions to telecommunications carriers.

    Prior to the date of the acquisition, Coral had incurred development costs relating to these projects totaling approximately $1.2 million. As of the date this report was originally filed, the Company expected its total development costs related to the technology acquired from Coral to aggregate approximately $8.0 million through 2001, of which $2.7 million was expected to be incurred in 1998, $3.0 million in 1999, $1.8 million in 2000, and $0.5 million in 2001. If the Company is unsuccessful in completing one or more of these projects, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected. See "Item 1A. Risk Factors--Rapid Industry Change Requires Ongoing Product Development Efforts."

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                        THREE MONTHS   TWELVE MONTHS
                                         YEAR ENDED        ENDED           ENDED        YEAR ENDED     YEAR ENDED
                                        SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                            1995            1995           1995            1996           1997
                                        -------------   ------------   -------------   ------------   ------------
                                                                                                       (RESTATED)
Revenues:
  Transaction.........................       95.1%          93.0%           94.3%          75.0%          66.3%
  Software and services...............        4.9            7.0             5.7           25.0           33.7
                                            -----          -----           -----          -----          -----
                                            100.0          100.0           100.0          100.0          100.0
                                            -----          -----           -----          -----          -----
Cost of revenues:
  Transaction.........................       62.8           53.3            64.1           49.5           38.3
  Software and services...............        2.4            0.2             0.2            4.6            9.6
                                            -----          -----           -----          -----          -----
                                             65.2           53.5            64.3           54.1           47.9
                                            -----          -----           -----          -----          -----
Gross profit..........................       34.8           46.5            35.7           45.9           52.1
                                            -----          -----           -----          -----          -----
Operating expenses:
  Development.........................       20.0           17.6            20.4           14.8           15.0
  Sales and marketing.................        9.8           12.2            11.1           12.4           14.9
  General administrative..............       13.3           10.8            13.1            9.4           12.8
  In-process research and
    development.......................     --              --             --              --               9.9
                                            -----          -----           -----          -----          -----
    Total operating expenses..........       43.1           40.6            44.6           36.6           52.6
                                            -----          -----           -----          -----          -----
Income (loss) from operations.........       (8.3)           5.9            (8.9)           9.3           (0.5)
Other income (expense), net...........       (4.3)          (4.8)           (4.7)          (1.1)           2.3
                                            -----          -----           -----          -----          -----
Income (loss) before income taxes.....      (12.6)           1.1           (13.6)           8.2            1.8
Provision for income taxes............     --              --             --               (0.5)           2.2
                                            -----          -----           -----          -----          -----
Net income (loss).....................      (12.6)%          1.1%          (13.6)%          7.7%          (0.4)%
                                            -----          -----           -----          -----          -----
                                            -----          -----           -----          -----          -----

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

    COST OF REVENUES

    Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing subscriber qualification and activation transactions (including depreciation and amortization of those systems and networks) and amortization of capitalized software. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's TeleServices Group and changes in the mix of total revenues between transaction revenues and software and services revenues. Cost of revenues increased by 21.5% to $19.4 million in the year ended December 31, 1997 from $16.0 million in the year ended December 31, 1996, while decreasing as a percentage of total revenues to 47.9% from 54.1%. The dollar increase in costs resulted principally from increases in transaction volume, costs attributable to expansion of the Company's staff and systems capacity, amortization of capitalized software and costs attributable to Coral including amortization of acquired intangible assets subsequent to its acquisition on November 7, 1997. The decrease in cost of revenues as a percentage of total revenues primarily reflected a higher percentage of transaction revenues from on-line processing than TeleServices operations, a higher percentage of revenues from customized software integration services and software licenses, and increased utilization of the Company's operating and networking systems.

    DEVELOPMENT

    Development expenses consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. Development expenses also include software development costs incurred prior to the establishment of technological feasibility. Development expenses increased by 38.6% to $6.1 million in the year ended December 31, 1997 from $4.4 million in the year ended December 31, 1996. Development expenses also increased as a percentage of total revenues to 15.0% from 14.8%. The dollar increase in costs resulted principally from the hiring of additional personnel to support the continued enhancement of products and services (including costs attributable to Coral development personnel subsequent to Coral's acquisition on November 7, 1997) and the development of new products and services and the initial two modules in the Customer Management solution. The Company capitalized $1,276,000 of internally developed software development costs for the year ended December 31, 1997. No costs were capitalized for the year ended December 31, 1996. The Company expects to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its CAS, Fraud Management, Customer Management, Consulting Services and Channel Solutions products, as well as to develop new products and services.

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

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist principally of salaries of administrative, executive, finance and human resources personnel, as well as outside professional fees. General and administrative expenses increased by 88.8% to $5.2 million in the year ended December 31, 1997 from $2.8 million in the year ended December 31, 1996. General and administrative expenses also increased as a percentage of total revenues to 12.8% from 9.4%. The dollar increase in general and administrative expenses resulted from the addition of general and administrative personnel, an increased use of other outside services during 1997 and costs attributable to Coral subsequent to its acquisition on November 7, 1997. The goodwill and acquired workforce attributable to the Coral acquisition will be amortized over the sixty and thirty-six months, respectively, beginning November 1997. The amount of goodwill is subject to change in the event of any modification of the purchase price of the Coral acquisition made subsequent to December 31, 1997.

    IN-PROCESS RESEARCH AND DEVELOPMENT

    During the year ended December 31, 1997, the Company expensed approximately $4.0 million of purchased in-process research and development technology in connection with the Coral acquisition.

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

    PROVISION FOR INCOME TAXES

    The provision for income taxes for fiscal 1997 was $892,000 compared to $160,000 in fiscal 1996. The Company's effective tax rate for fiscal 1997 was influenced by the nondeductible charge of $4.0 million for purchased in- process research and development in connection with the acquisition of Coral. The effective tax rate was further effected by nondeductible amortization resulting from the merger offset by the recognition of certain tax credits and the reduction of the Company's valuation allowance on the tax assets. See "Item 8. Financial Statements and Supplementary Data--Note 8." Pursuant to the merger, the Company has net operating loss carryforwards for federal income tax purposes available at December 31, 1997. These net operating loss carryforwards are limited in use and therefore a valuation allowance was established against the deferred tax assets as their realization is not assured. Any future benefit realized from any of the acquired net operating loss carryforwards of Coral will be recorded as a reduction of goodwill.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

    (1) Financial Statements

Independent Auditors' Report..........................................        F-1

Consolidated Balance Sheets as of December 31, 1996 and 1997
  (Restated)..........................................................        F-2

Consolidated Statements of Operations for the year ended September 30,
  1995, the three months ended December 31, 1995, and the years ended
  December 31, 1996 and 1997 (Restated)...............................        F-3

Consolidated Statements of Stockholders' Equity (Deficiency) for the
  year ended September 30, 1995, the three months ended December 31,
  1995, and the years ended December 31, 1996 and 1997 (Restated).....        F-4

Consolidated Statements of Cash Flows for the year ended September 30,
  1995, the three months ended December 31, 1995, and the years ended
  December 31, 1996 and 1997 (Restated)...............................        F-5

Notes to Consolidated Financial Statements............................        F-6

    (2) Financial statement schedules

    All schedules have been omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes thereto.

    (3) Exhibits

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
  3.1*        Amended and Restated Certificate of Incorporation of the Company
  3.2*        Amended and Restated By-Laws of the Company
  4.1*        Specimen certificate for Common Stock of the Company
  4.2**       Rights Agreement dated as of November 14, 1997, between Lightbridge, Inc. and American Stock
              Transfer and Trust Company, as Rights Agent
  4.3**       Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock of
              Lightbridge, Inc.
  4.4**       Form of Right Certificate
 10.1*        1991 Registration Rights Agreement dated February 11, 1991, as amended, between the Company and the persons named herein
 10.2*        Subordinated Note and Warrant Purchase Agreement dated as of August 29, 1994 between the Company and the Purchasers named therein, including form of Subordinated 14% Promissory Notes and form of Common
              Stock Purchase Warrants
 10.3*        Form of Common Stock Purchase Warrants issued August 1995
 10.4*        Amended and Restated Credit Agreement dated as of June 18, 1996, between the Company and Silicon
              Valley Bank
 10.5***      Amendment dated June 5, 1997, to the Amended and Restated Credit Agreement included as Item 10.4
 10.6*        Settlement Agreement dated February 2, 1996 between the Company, BEB, Inc., BEB Limited Partnership
              I, BEB Limited Partnership II, BEB Limited Partnership III, BEB Limited Partnership IV, certain related parties and Brian Boyle
 10.7*        1990 Incentive and Nonqualified Stock Option Plan

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
 10.8*        1996 Incentive and Non-Qualified Stock Option Plan
 10.9*        1996 Employee Stock Purchase Plan
 10.10*       Employment Agreement dated August 16, 1996 between the Company and Pamela D.A. Reeve
 10.11*       Letter Agreement, dated August 26, 1996, between the Company and Brian E. Boyle, including form of
              Common Stock Purchase Warrant and Registration Rights Agreement
 10.12*       Office Lease dated September 21, 1993, as amended, between the Company and L&E Investment of
              Massachusetts One, Inc.
 10.13*       Office Lease dated September 30, 1994, as amended, between the Company and Hobbs Brook Office Park
 10.14*       Office Lease dated August 5, 1994, as amended, between the Company and L&E Investment of
              Massachusetts One, Inc.
 10.15****    Office Lease dated March 5, 1997, between the Company and Sumitomo Life Realty (N.Y.), Inc.
 10.16*****   First and Second Amendments dated July 22, 1997 and October 6, 1997, respectively, to the Office
              Lease included as Item 10.15
 11.1*****    Statement re computation of per share earnings
 23.1         Consent of Deloitte & Touche LLP
 27.1         Financial Data Schedule for fiscal year ended December 31, 1997 (Restated)
 27.2*****    Financial Data Schedule for fiscal year ended December 31, 1996
 27.3*****    Financial Data Schedule for the nine months ended September 30, 1997
 27.4*****    Financial Data Schedule for the six months ended June 30, 1997
 27.5*****    Financial Data Schedule for the three months ended March 31, 1997
 27.6*****    Financial Data Schedule for the nine months ended September 30, 1996

------------------------

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

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

***** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as originally filed on March 31, 1998

(b) Reports on Form 8-K filed in the fourth quarter of 1997

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the thirtieth day of March, 1999.

                                LIGHTBRIDGE, INC.

                                By:            /s/ PAMELA D.A. REEVE
                                     -----------------------------------------
                                                 Pamela D.A. Reeve
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the thirtieth day of March, 1999.

                                President, Chief Executive
    /s/ PAMELA D.A. REEVE         Officer and Director
------------------------------    (Principal Executive
      Pamela D.A. Reeve           Officer)

                                Senior Vice President
                                  Finance & Administration
 /s/ JOSEPH S. TIBBETTS, JR.      and Chief Financial
------------------------------    Officer (Authorized
   Joseph S. Tibbetts, Jr.        Officer and Principal
                                  Financial and Accounting
                                  Officer)

              *
------------------------------  Director
       Andrew I. Fillat

              *
------------------------------  Director
      Torrence C. Harder

              *
------------------------------  Director
        D. Quinn Mills

*By:    /s/ PAMELA D.A. REEVE
      -------------------------
         Pamela D.A. Reeve,
          ATTORNEY-IN-FACT

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lightbridge, Inc.
Burlington, Massachusetts

    We have audited the accompanying consolidated balance sheets of Lightbridge, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1997, and the results of its operations and its cash flows for the above stated periods in conformity with generally accepted accounting principles.

    As discussed in Note 12, the accompanying 1997 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 10, 1998 (February 22, 1999 as to Note 12)

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                             ------------------------
                                                                                                1996         1997
                                                                                             -----------  -----------
                                                                                                          (RESTATED,
                                                                                                              SEE
                                                                                                           NOTE 12)
                                                       ASSETS
Current assets:
  Cash and cash equivalents................................................................  $27,900,802  $15,715,726
  Accounts receivable-net..................................................................    7,249,106   13,195,865
  Accounts receivable from related parties.................................................      281,703       17,187
  Deferred tax assets......................................................................      --           426,348
  Other current assets.....................................................................      970,735    2,459,235
                                                                                             -----------  -----------
    Total current assets...................................................................   36,402,346   31,814,361
Property and equipment-net.................................................................    4,271,880   11,763,013
Notes receivable from related parties......................................................       55,210      128,127
Deferred tax assets........................................................................      --           216,038
Other assets-net...........................................................................      680,381      421,952
Goodwill-net...............................................................................      --        10,383,581
Acquired intangible assets-net.............................................................      --         7,716,545
Other intangible assets-net................................................................      355,838    1,121,559
                                                                                             -----------  -----------
    Total assets...........................................................................  $41,765,655  $63,565,176
                                                                                             -----------  -----------
                                                                                             -----------  -----------
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................................  $ 1,489,812  $ 2,830,847
  Accrued compensation.....................................................................      903,274    1,567,833
  Other accrued liabilities................................................................      823,882    3,260,003
  Short-term borrowings and current portion of subordinated notes payable..................      555,205      805,205
  Current portion of obligations under capital leases......................................    1,533,899      339,258
  Deferred revenues........................................................................      422,875    1,658,406
  Other current liabilities................................................................      166,876      166,876
  Related parties:
    Interest payable.......................................................................       37,453      --
    Current portion of subordinated notes payable..........................................       12,500      --
                                                                                             -----------  -----------
      Total current liabilities............................................................    5,945,776   10,628,428
Notes payable..............................................................................      457,808      152,770
Subordinated notes payable:
  Unaffiliated parties.....................................................................    1,583,707    1,244,844
  Related parties..........................................................................       79,420      --
Other long-term liabilities................................................................      100,301      823,346
                                                                                             -----------  -----------
    Total liabilities......................................................................    8,167,012   12,849,388
                                                                                             -----------  -----------
Commitments and contingencies (Note 5)
Stockholders' equity:
  Preferred stock; $.01 par value, 5,000,000 shares authorized; no shares issued or
    outstanding at December 31, 1996 and 1997, respectively................................      --           --
  Common stock, $.01 par value; 60,000,000 shares authorized;
    15,369,697 and 16,492,954 shares issued; 14,568,549 and 15,665,662 shares
    outstanding at December 31, 1996 and 1997, respectively................................      153,698      164,929
  Additional paid-in capital...............................................................   36,296,969   53,660,991
  Warrants.................................................................................      605,125      598,875
  Accumulated deficit......................................................................   (1,921,075)  (2,084,044)
                                                                                             -----------  -----------
    Total..................................................................................   35,134,717   52,340,751
  Less treasury stock; 801,148 and 827,292 shares reacquired at cost
    at December 31, 1996 and 1997, respectively............................................   (1,536,074)  (1,624,963)
                                                                                             -----------  -----------
    Total stockholders' equity.............................................................   33,598,643   50,715,788
                                                                                             -----------  -----------
      Total liabilities and stockholders' equity...........................................  $41,765,655  $63,565,176
                                                                                             -----------  -----------
                                                                                             -----------  -----------

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS
                                                       YEAR ENDED        ENDED        YEARS ENDED DECEMBER 31,
                                                      SEPTEMBER 30,  DECEMBER 31,   -----------------------------
                                                          1995           1995           1996            1997
                                                      -------------  -------------  -------------  --------------
                                                                                                   (RESTATED, SEE
                                                                                                      NOTE 12)
Revenues:
  Transaction revenues..............................  $  18,403,460   $ 6,053,690   $  22,158,773  $   26,881,517
  Software and services revenues....................        947,007       458,360       7,386,079      13,667,805
                                                      -------------  -------------  -------------  --------------
  Total revenues....................................     19,350,467     6,512,050      29,544,852      40,549,322
                                                      -------------  -------------  -------------  --------------
Cost of revenues:
  Transaction cost of revenues......................     12,151,752     3,472,294      14,618,246      15,535,143
  Software and services cost of revenues............        456,127        11,881       1,367,182       3,892,492
                                                      -------------  -------------  -------------  --------------
Total cost of revenues..............................     12,607,879     3,484,175      15,985,428      19,427,635
                                                      -------------  -------------  -------------  --------------
Gross profit........................................      6,742,588     3,027,875      13,559,424      21,121,687
                                                      -------------  -------------  -------------  --------------
Operating expenses:
  Development.......................................      3,864,000     1,144,973       4,380,293       6,072,468
  Sales and marketing...............................      1,901,716       794,687       3,673,422       6,040,846
  General and administrative........................      2,583,912       700,640       2,768,424       5,228,801
  Purchased in-process research and development.....       --             --             --             4,000,000
                                                      -------------  -------------  -------------  --------------
Total operating expenses............................      8,349,628     2,640,300      10,822,139      21,342,115
                                                      -------------  -------------  -------------  --------------
Income (loss) from operations.......................     (1,607,040)      387,575       2,737,285        (220,428)
                                                      -------------  -------------  -------------  --------------
Other income (expense):
  Interest income:
    Related parties.................................          8,688         1,551           4,807          18,675
    Other...........................................         29,006           510         416,801       1,163,775
  Interest expense:
    Related parties.................................        (39,276)      (11,657)        (89,142)        (18,984)
    Other...........................................       (824,292)     (295,454)       (664,481)       (351,763)
  Other non-operating income (expense)..............       --              (7,920)         26,727         137,756
                                                      -------------  -------------  -------------  --------------
Total other income (expense)........................       (825,874)     (312,970)       (305,288)        949,459
                                                      -------------  -------------  -------------  --------------
Income (loss) before provision for income taxes.....     (2,432,914)       74,605       2,431,997         729,031
Provision for income taxes..........................       --               2,400         159,500         892,000
                                                      -------------  -------------  -------------  --------------
Net income (loss)...................................  $  (2,432,914)  $    72,205   $   2,272,497  $     (162,969)
                                                      -------------  -------------  -------------  --------------
                                                      -------------  -------------  -------------  --------------
  Basic earnings (loss) per common share (Note
    11).............................................  $       (0.40)  $      0.00   $        0.33  $        (0.01)
                                                      -------------  -------------  -------------  --------------
                                                      -------------  -------------  -------------  --------------
  Diluted earnings (loss) per common share-assuming
    dilution (Note 11)..............................  $       (0.40)  $      0.00   $        0.17  $        (0.01)
                                                      -------------  -------------  -------------  --------------
                                                      -------------  -------------  -------------  --------------

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                                         TOTAL
                                         COMMON STOCK         TREASURY STOCK     ADDITIONAL                          STOCKHOLDERS'
                                     --------------------  --------------------    PAID-IN              ACCUMULATED     EQUITY
                                       SHARES     AMOUNT   SHARES     AMOUNT       CAPITAL    WARRANTS    DEFICIT    (DEFICIENCY)
                                     ----------  --------  -------  -----------  -----------  --------  -----------  -------------
Balance, October 1, 1994...........   6,498,232  $ 64,982    --     $   --       $   100,003  $262,500  $(1,506,905) $ (1,079,420)
Issuance of common stock for
  cash.............................       2,516        25    --         --               142    --          --                167
Issuance of stock purchase
  warrants.........................      --         --       --         --           --       143,875       --            143,875
Dividends on redeemable convertible
  preferred stock..................      --         --       --         --          (100,145)   --         (82,399 )     (182,544)
Repurchase of common stock for
  cash.............................      --         --       1,148         (574)     --         --          --               (574)
Net loss...........................      --         --       --         --           --         --      (2,432,914 )   (2,432,914)
                                     ----------  --------  -------  -----------  -----------  --------  -----------  -------------
Balance, September 30, 1995........   6,500,748    65,007    1,148         (574)     --       406,375   (4,022,218 )   (3,551,410)
Issuance of common stock for
  cash.............................      74,350       744    --         --             2,076    --          --              2,820
Dividends on redeemable convertible
  preferred stock..................      --         --       --         --            (2,076)   --         (43,559 )      (45,635)
Net income.........................      --         --       --         --           --         --          72,205         72,205
                                     ----------  --------  -------  -----------  -----------  --------  -----------  -------------
Balance, December 31, 1995.........   6,575,098    65,751    1,148         (574)     --       406,375   (3,993,572 )   (3,522,020)
Issuance of common stock for
  cash.............................     115,120     1,152    --         --           156,420    --          --            157,572
Exercise of common stock
  warrants.........................     410,287     4,103    --         --            27,147  (31,250 )     --            --
Repurchase of common stock for
  cash.............................      --         --     800,000   (1,535,500)     --         --          --         (1,535,500)
Dividends on redeemable convertible
  preferred stock..................      --         --       --         --          (136,905)   --          --           (136,905)
Expenses paid on behalf of
  stockholder......................      --         --       --         --           --         --        (200,000 )     (200,000)
Issuance of common stock, net of
  issuance costs...................   3,021,868    30,219    --         --        27,030,857    --          --         27,061,076
Conversion of redeemable
  convertible preferred stock to
  common stock.....................   5,247,324    52,473    --         --         9,219,450    --          --          9,271,923
Compensation cost of issuance of
  warrant..........................      --         --       --         --           --       230,000       --            230,000
Net income.........................      --         --       --         --           --         --       2,272,497      2,272,497
                                     ----------  --------  -------  -----------  -----------  --------  -----------  -------------
Balance, December 31, 1996.........  15,369,697   153,698  801,148   (1,536,074)  36,296,969  605,125   (1,921,075 )   33,598,643
Issuance of common stock for
  cash.............................     193,704     1,935    --         --           266,904    --          --            268,839
Issuance of common stock for
  technology acquisition...........      25,000       250    --         --           312,250    --          --            312,500
Repurchase of common stock from
  related parties..................      --         --      26,144      (88,889)     --         --          --            (88,889)
Exercise of common stock
  warrants.........................      12,500       125    --         --            31,125   (6,250 )     --             25,000
Issuance of common stock for
  acquisition......................     892,053     8,921    --         --        16,511,057    --          --         16,519,978
Tax benefit from disqualifying
  dispositions of incentive stock
  options and non-qualified stock
  options..........................      --         --       --         --           242,686    --          --            242,686
Net loss (Restated, see Note 12)...      --         --       --         --           --         --        (162,969 )     (162,969)
                                     ----------  --------  -------  -----------  -----------  --------  -----------  -------------
Balance, December 31, 1997
  (Restated, see Note 12)..........  16,492,954  $164,929  827,292  $(1,624,963) $53,660,991  $598,875  $(2,084,044) $ 50,715,788
                                     ----------  --------  -------  -----------  -----------  --------  -----------  -------------
                                     ----------  --------  -------  -----------  -----------  --------  -----------  -------------

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS         YEARS ENDED
                                                                    YEAR ENDED        ENDED           DECEMBER 31,
                                                                   SEPTEMBER 30,  DECEMBER 31,   -----------------------
                                                                       1995           1995          1996        1997
                                                                   -------------  -------------  ----------  -----------

                                                                                                             (RESTATED,
                                                                                                              SEE NOTE
                                                                                                                 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................................   $(2,432,914)   $    72,205   $2,272,497  $  (162,969)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (net of effect of
    acquisition):
    Write-off of purchased in-process research and development...       --             --            --        4,000,000
    Deferred income taxes........................................       --             --            --         (695,000)
    Depreciation and amortization................................     2,567,767        864,192    3,557,699    5,551,447
    Amortization of discount on notes............................        76,500         87,853       63,975       43,704
    Gain on disposal of equipment................................       --             --            --          (43,007)
    Compensation expense related to warrant grant................       --             --           230,000      --
    Changes in assets and liabilities:
      Accounts receivable........................................       (77,307)    (1,840,094)  (2,802,772)  (4,727,562)
      Other assets...............................................      (173,594)       (30,014)    (731,600)    (751,258)
      Accounts payable and accrued liabilities...................       935,172        725,504      185,287      342,500
      Other liabilities..........................................       --             --            --           79,452
      Deferred revenues..........................................       167,536       (153,850)     348,075   (1,545,582)
                                                                   -------------  -------------  ----------  -----------
        Net cash provided by (used in) operating activities......     1,063,160       (274,204)   3,123,161    2,091,725
                                                                   -------------  -------------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................    (1,391,679)      (184,186)  (2,339,797) (10,388,992)
  Capitalization of software development costs...................      (980,453)       --            --         (963,499)
  Proceeds from sale of equipment................................       --             --            --          245,996
  Redemption of investments......................................       --             --            --        2,069,323
  Purchase of investments........................................       --             --            --       (2,069,323)
  Notes receivable issued to related parties.....................       --             --            --          (87,000)
  Repayments of notes receivable from related parties............       --             --            --           14,083
  Cost associated with the acquisition of Coral, net of cash
    received of $332,750.........................................       --             --            --         (443,504)
  Other assets...................................................       --             --          (350,000)     --
                                                                   -------------  -------------  ----------  -----------
    Net cash used in investing activities........................    (2,372,132)      (184,186)  (2,689,797) (11,622,916)
                                                                   -------------  -------------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and warrants.......................     1,901,000        500,000       --          --
  Reimbursement of leasehold improvements........................       --             --            --          254,410
  Proceeds from equipment line borrowings........................       --             --           763,013      --
  Payments on notes payable......................................       --             --        (2,651,000)  (1,270,028)
  Payments under capital lease obligations.......................    (1,884,512)      (525,391)  (2,144,187)  (1,578,107)
  Proceeds from initial public offering..........................       --             --        27,061,076      --
  Proceeds from issuance of common stock.........................           167          2,820      157,572      268,839
  Stock issuance expenditures....................................       --             --            --         (353,999)
  Proceeds from exercise of warrant..............................       --             --            --           25,000
  Payments toward the purchase of treasury stock.................          (574)       --        (1,535,500)     --
  Expenses paid on behalf of stockholder.........................       --             --          (200,000)     --
  Proceeds from issuance of mandatory redeemable convertible
    preferred stock, net.........................................       --             --         5,958,400      --
                                                                   -------------  -------------  ----------  -----------
    Net cash provided by (used in) financing activities..........        16,081        (22,571)  27,409,374   (2,653,885)
                                                                   -------------  -------------  ----------  -----------
Net increase (decrease) in cash and cash equivalents.............    (1,292,891)      (480,961)  27,842,738  (12,185,076)
Cash and cash equivalents, beginning of period...................     1,831,916        539,025       58,064   27,900,802
                                                                   -------------  -------------  ----------  -----------
Cash and cash equivalents, end of period.........................   $   539,025    $    58,064   $27,900,802 $15,715,726
                                                                   -------------  -------------  ----------  -----------
                                                                   -------------  -------------  ----------  -----------
Cash paid for interest...........................................   $   904,605    $   176,271   $  836,869  $   353,990
                                                                   -------------  -------------  ----------  -----------
                                                                   -------------  -------------  ----------  -----------
Cash paid for income taxes.......................................   $    25,000    $    15,700   $   87,413  $ 1,778,026
                                                                   -------------  -------------  ----------  -----------
                                                                   -------------  -------------  ----------  -----------

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

    The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The acquisition included $4.0 million of purchased in-process research and development which was expensed on the date of acquisition. The excess of the estimated purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized using the straight-line method over five years. The operating results of Coral are included in the Company's consolidated results of operations from the date of acquisition.

    The preliminary determination and allocation of the purchase price was as follows:

Total purchase price:
Shares issued...........................  $15,101,166
Options and warrants assumed............    1,418,812
Acquisition related expenses............      776,464
                                          -----------
Total purchase price....................  $17,296,442
                                          -----------
                                          -----------

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

1. BUSINESS AND RECENT ACQUISITIONS (CONTINUED)
    The purchase price was preliminarily allocated to:

Current assets.................................................  $1,280,679
Current liabilities............................................  (8,475,909)
Property and equipment.........................................   1,295,500
Other assets...................................................      46,700
Acquired intangible assets.....................................   8,405,000
In-process research and development............................   4,000,000
Goodwill.......................................................  10,744,472
                                                                 ----------
Total purchase price...........................................  $17,296,442
                                                                 ----------
                                                                 ----------

    The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Coral had occurred as of January 1, 1996 and 1997 after giving effect for certain adjustments, including depreciation and amortization of acquired assets and excludes the write-off of $4.0 million of purchased in-process research and development. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1996 and 1997 or of results which may occur in the future.

                                                                          YEARS ENDED DECEMBER
                                                                                  31,
                                                                          --------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)                                        1996       1997
------------------------------------------------------------------------  ---------  ---------
Revenues................................................................  $  38,237  $  45,021
Net loss................................................................     (5,686)    (8,013)
Basic loss per common share.............................................  $   (0.43) $   (0.55)
Diluted loss per common share...........................................  $   (0.43) $   (0.55)

    TECHNOLOGY ACQUISITIONS--During the year ended September 30, 1995, the Company completed the following technology acquisitions:

    - In November 1994, the Company purchased the technology for a pen-based software product for $400,000.

    - In February 1995, the Company purchased software technology for a multimedia kiosk for $45,000. The Company is also obligated to make royalty payments to the former owners based on future sales of the product.

    During the year ended December 31, 1997, the Company acquired the technology for a point-of-sale software product for $337,500 for stock and cash.

    The costs associated with these technology acquisitions were recorded as capitalized software costs, since such products had reached technological feasibility at the date of acquisition. In accordance with Statements of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be sold, leased, or otherwise marketed" (SFAS No. 86), the Company defines "technology feasibility" as the point that a "working model" of the software application has achieved all design specifications and is available for "beta testing."

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

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

    REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK--The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and certain hardware sold in conjunction with software licenses. Revenues from processing of qualification and activation transactions for wireless telecommunications carriers are recognized in the period when services are performed. The Company's software license agreements have typically provided for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions. The Company also has entered into license agreements that provide for either a one-time license fee or a monthly license fee with no additional fees based on incremental subscriber growth. Revenues from software licenses are recognized upon delivery when no significant future obligations remain to the Company.

    Maintenance revenue is recognized ratably over the term of the maintenance agreement. Service revenue for installation and training is recognized as the services are performed. Software installation and training services provided to the Company's customers typically are not significant. After completion of software installation and training, the Company generally does not have any significant future obligations to customers other than for maintenance services, which are performed under separate arrangements. Revenue from development and consulting contracts is generally recognized as the services are performed, using the percentage of completion method, based upon hours incurred to date relative to the total hours expected to be incurred on the contract. Hardware is sold in conjunction with software licenses only when required by the customer and such revenue is deferred until the related license revenue is recognized.

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

    Substantially all of the Company's customers are providers of wireless telecommunications service and are generally granted credit without collateral. The Company's revenues vary throughout the year with the period of highest revenue generally occurring during the period October 1 through December 31. The allowance for doubtful accounts at September 30, 1995 and at December 31, 1995, 1996 and 1997 was approximately $9,000, $22,200, $18,000 and $219,000 respectively. The Company recorded bad debt expense of $0, $13,200, $0 and $151,000 and had write-offs, net of recoveries associated with accounts

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) receivable of $16,000, $0, $4,200 and $0 for the year ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

    Customers exceeding 10% of the Company's revenues during the year ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and 1997 are as follows:

                                                                        PERCENT OF REVENUE
                                                  --------------------------------------------------------------
                                                                       THREE MONTHS           YEARS ENDED
                                                     YEAR ENDED            ENDED              DECEMBER 31,
                                                    SEPTEMBER 30,      DECEMBER 31,     ------------------------
CUSTOMER                                                1995               1995            1996         1997
------------------------------------------------  -----------------  -----------------     -----        -----
A...............................................             31%                22%             15%           *
B...............................................             11                 18              29           29%
C...............................................             11                 10               *            *
D...............................................             10                 11               *            *
                                                             --                 --              --           --
                                                             63%                61%             44%          29%
                                                             --                 --              --           --
                                                             --                 --              --           --

------------------------

* For periods in which a customer represented less than 10% of revenues, such customer's percent of revenue for that period is not presented.

    EXPORT SALES--The Company had export sales to the following countries during fiscal 1997:

Canada..................................  $ 1,301,000
Chile...................................       30,000
Netherlands.............................       84,900
Taiwan..................................      257,000
United Kingdom..........................      410,000
                                          -----------
    Total...............................  $ 2,082,900
                                          -----------
                                          -----------

    Export sales in prior periods were insignificant.

    ACQUIRED INTANGIBLE ASSETS AND OTHER INTANGIBLE ASSETS--Acquired intangible assets, primarily related to the Coral acquisition, consist of acquired existing technology and workforce. These assets are being amortized on a straight-line basis over their estimated useful lives, ranging from five months to five years. Accumulated amortization of acquired intangible assets and other intangible assets was approximately $688,000 and $2,108,000, respectively, at December 31, 1997. Other intangible assets consist mainly of software development costs and organization costs. These assets are being amortized on a straight-line basis over their estimated useful lives, ranging from two to five years.

    GOODWILL--Goodwill, representing the excess of the purchase price of the acquisition of Coral over the fair value of the net assets acquired, is being amortized on a straight-line basis over five years. The Company evaluates recorded goodwill for potential impairment against the current and estimated future cash flows of its Coral subsidiary as provided for by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Goodwill is recorded net of accumulated amortization of $361,000 at December 31, 1997.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES--The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets are principally the result of net operating loss carryforwards, income tax credits and differences in depreciation and amortization and accrued expenses and reserves for financial statement purposes and income tax purposes, and are recognized to the extent realization of such benefits is more likely than not. (See Note 8.)

    SOFTWARE DEVELOPMENT COSTS--Software development costs are capitalized after establishment of technological feasibility as provided for under SFAS No. 86.

    During the years ended September 30, 1995 and December 31, 1997, the Company capitalized approximately $980,000 and $1,301,000, respectively, of software development costs associated with the development of three new products, including the costs of purchasing certain technology (see Note 1). Amortization is provided proportionately to anticipated revenues or over the software's estimated life, generally two years. The unamortized balance of capitalized software development costs was approximately $359,000 and $1,122,000 at December 31, 1996 and 1997, respectively. Accumulated amortization was approximately $625,000 and $1,138,000 at December 31, 1996 and 1997, respectively.

    DEVELOPMENT COSTS--Development costs, which consist of research into and development of new products and services, are expensed as incurred, except costs which may be subject to capitalization under the provisions of SFAS No. 86.

    SUPPLEMENTAL CASH FLOW INFORMATION--The Company entered into the following noncash transactions:

                                                                         THREE MONTHS          YEARS ENDED
                                                           YEAR ENDED        ENDED            DECEMBER 31,
                                                          SEPTEMBER 30,  DECEMBER 31,   -------------------------
                                                              1995           1995          1996         1997
                                                          -------------  -------------  ----------  -------------
Capital lease obligations incurred for the acquisition
  of equipment..........................................   $ 2,268,605    $   118,057   $  202,364  $    --
Stock issued for the acquisition of the technology for a
  point-of-sale software product........................       --             --            --            312,500
Stock issued and options and warrants assumed in
  connection with the acquisition of Coral Systems,
  Inc.(1)...............................................       --             --            --         16,873,977
                                                          -------------  -------------  ----------  -------------
                                                           $ 2,268,605    $   118,057   $  202,364  $  17,186,477
                                                          -------------  -------------  ----------  -------------
                                                          -------------  -------------  ----------  -------------

------------------------

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

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company's adoption of SFAS No. 121 in 1996 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. SFAS No. 121 addresses the accounting for the impairment of long-lived assets, certain identifiable

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) intangibles and goodwill when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

    SIGNIFICANT ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at each reporting date and the amount of revenue and expense during each reporting period. These estimates include provisions for bad debts, certain accrued liabilities, recognition of revenue and expenses, and recoverability of deferred tax assets. Actual results could differ from those estimates. The Company does not expect any changes in the near term that would have a significant impact on its consolidated financial statements.

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

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which is effective for fiscal 1998. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes Statement of Position 91-1, "Software Revenue Recognition." Subsequent to the release of SOP 97-2, the Accounting Standards Executive Committee proposed delaying for one year the effective date of certain provisions of SOP 97-2 relating to software arrangements that include multiple elements. The Statement of Position, "Deferral of the Effective Date of the Certain Provisions of SOP 97-2, Software Revenue Recognition, for Certain Transactions" would be effective upon issuance. The Company has not yet determined the effects on the Company's business practices and future interim and annual consolidated financial statements arising from the adoption of SOP 97-2.

3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Furniture and fixtures.........................................  $     261,379  $   1,011,916
Leasehold improvements.........................................        776,634      3,332,211
Computer equipment.............................................      2,603,936      8,361,950
Computer software and equipment and furniture and fixtures
  under capital leases.........................................      5,846,954      4,810,335
Computer software..............................................        953,602      2,814,663
                                                                 -------------  -------------
                                                                    10,442,505     20,331,075
Less accumulated depreciation and amortization.................     (6,170,625)    (8,568,062)
                                                                 -------------  -------------
Property and equipment--net....................................  $   4,271,880  $  11,763,013
                                                                 -------------  -------------
                                                                 -------------  -------------

    Accumulated amortization of computer software and equipment and furniture and fixtures under capital leases was $4,400,628 and $4,611,650 at December 31, 1996 and 1997, respectively.

4. NOTES PAYABLE

    The carrying value of notes payable consisted of the following:

                                                                                 DECEMBER 31,
                                                          DECEMBER 31, 1996          1997
                                                       ------------------------  ------------
                                                        HELD BY      HELD BY       HELD BY
                                                        RELATED    UNAFFILIATED  UNAFFILIATED
                                                        PARTIES      PARTIES       PARTIES
                                                       ----------  ------------  ------------
Equipment line borrowings............................  $   --      $    763,013   $  457,975
8% subordinated notes................................      91,920     1,833,707    1,744,844
                                                       ----------  ------------  ------------
Total................................................      91,920     2,596,720    2,202,819
Less current portion.................................     (12,500)     (555,205)    (805,205)
                                                       ----------  ------------  ------------
Long-term portion....................................  $   79,420  $  2,041,515   $1,397,614
                                                       ----------  ------------  ------------
                                                       ----------  ------------  ------------

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

4. NOTES PAYABLE (CONTINUED)
    LINE OF CREDIT--In December 1995, the Company amended its line of credit agreement with a bank (the "Bank Agreement") to reduce the amount of permitted borrowings to $1,500,000 and the outstanding borrowings were converted to a demand note due in March 1996 (the "Demand Note Agreement"). The weighted average annual interest rate for outstanding borrowings during the year ended September 30, 1995 and the three months ended December 31, 1995 approximated 9.9% and 9.5%, respectively.

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

    16% SUBORDINATED NOTES--In August 1995, the Company issued $1,151,000 of 16% subordinated notes to certain holders of the Company's redeemable preferred stock, with immediately exercisable warrants for the purchase of 287,750 shares of the Company's common stock. Interest on the notes was accrued monthly, and principal and accrued interest were payable on January 31, 1996. Such repayment obligations were extended by the note holders until the Company completed the placement of its Series D Preferred

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

4. NOTES PAYABLE (CONTINUED)
Stock on April 4, 1996 (See Note 6). The warrants are exercisable through June 30, 2001 at a price of $2 per share and have been appraised and recorded at an aggregate market value of $143,875. The related discount on the subordinated note ($143,875 at time of issuance) has been accreted over the originally scheduled term of the notes. Interest expense for the year ended September 30, 1995, the three months ended December 31, 1995 and the year ended December 31, 1996 included approximately $38,900, $78,500, and $26,475 of accretion, respectively. The Company repaid principal and interest related to these notes in full upon the sale of its Series D Preferred Stock.

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

    Future minimum payments under capital and operating leases and subrental income relating to certain operating leases consisted of the following at December 31, 1997:

                                                       CAPITAL      OPERATING     SUBRENTAL
                                                        LEASES       LEASES         INCOME
                                                      ----------  -------------  ------------
1998................................................  $  365,204  $   3,220,750  $    828,202
1999................................................      47,514      3,125,837       860,787
2000................................................          --      2,816,735       787,370
2001................................................          --      2,231,697       298,139
2002................................................          --      1,415,819            --
                                                      ----------  -------------  ------------
Total minimum lease payments........................     412,718  $  12,810,838  $  2,774,498
                                                                  -------------  ------------
                                                                  -------------  ------------
Less amount representing interest...................     (28,580)
                                                      ----------
Present value of future minimum lease payments......     384,138
Less current portion................................    (339,258)
                                                      ----------
Long-term portion...................................  $   44,880
                                                      ----------
                                                      ----------

    Rent expense for operating leases was approximately $1,503,000, $405,000, $1,797,000, and $2,291,000 for the year ended September 30, 1995, for the three months ended December 31, 1995, for the years ended December 31, 1996 and 1997, respectively.

    LITIGATION--On September 10, 1997, an action was brought against the Company and another defendant, United States Cellular Corp. in the Superior Court of New Jersey, Law Division, Mercer County by National Information Bureau Ltd. ("NIB"), a Delaware corporation based in New Jersey. The complaint asserts counts against the Company alleging misappropriation of trade secrets, interference with contractual relations, civil conspiracy, and breach of contract. Three other counts of the complaint assert claims only against United States Cellular Corp. In the complaint, NIB seeks damages, attorneys' fees, costs, and unspecified other relief. The complaint does not identify or specify the amount, if any, of damages NIB claims to have incurred as a result of any alleged conduct by the Company. The Company believes that the claims asserted against it by NIB are without merit. The Company intends to defend the

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES (CONTINUED) action vigorously, and does not believe that this claim will have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

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

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    During 1996, the holders of the Company's Series A, B, C, and D redeemable convertible preferred stock (collectively, the "Preferred Stock") converted their holdings into shares of the Company's common

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) stock in accordance with their specified rights under the Company's charter. Activity related to the classes of redeemable convertible preferred stock prior to conversion was as follows:

                                                    SERIES A       SERIES B      SERIES C      SERIES D         TOTAL
                                                  -------------  -------------  -----------  -------------  -------------
Balances, October 1, 1994.......................  $   1,146,143  $   1,204,729  $   597,567  $    --        $   2,948,439
  Dividends accreted............................         60,978         76,104       45,462       --              182,544
                                                  -------------  -------------  -----------  -------------  -------------
Balances, September 30, 1995....................      1,207,121      1,280,833      643,029       --            3,130,983
  Dividends accreted............................         15,244         19,026       11,365       --               45,635
                                                  -------------  -------------  -----------  -------------  -------------
Balances, December 31, 1995.....................      1,222,365      1,299,859      654,394       --            3,176,618
  Stock issued, net issuance costs of $41,600...       --             --            --           5,958,400      5,958,400
  Dividends accreted............................         45,731         57,083       34,091       --              136,905
  Conversion to common stock....................     (1,268,096)    (1,356,942)    (688,485)    (5,958,400)    (9,271,923)
                                                  -------------  -------------  -----------  -------------  -------------
Balances, December 31, 1996.....................  $    --        $    --        $   --       $    --        $    --
                                                  -------------  -------------  -----------  -------------  -------------
                                                  -------------  -------------  -----------  -------------  -------------

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

    DIVIDENDS--On October 1, 1992, the Series A and Series B Preferred Stock began accruing dividends at the rate of 8% per annum. The Series C Preferred Stock began accruing dividends at the rate of 8% per annum beginning on October 1, 1993. Prior to the issuance of the Series D Preferred Stock, the Series A, Series B and Series C Preferred Stock dividends were payable in cash for fiscal years in which the Company had net income in excess of $500,000 and accruable in all other years. Accrued dividends outstanding for any year were payable in cash in subsequent years to the extent net income exceeded the required minimum of $500,000 by an additional $500,000. No dividends were paid in the years ended September 30, 1995, the three months ended December 31, 1995 or during fiscal 1996. In connection with the issuance of the Series D Preferred Stock, the Series A, Series B and Series C Preferred Stock dividends became payable in cash or by issuance of subordinated promissory notes for fiscal years in which the Company's net income was $1,000,000 or more, to the extent of the lesser of 20% of net income in excess of $1,000,000 or all dividends then payable. For financial reporting purposes, the dividends were accreted ratably over the period the Preferred Stock was expected to be outstanding to the extent not required to be paid. Dividends payable for all periods presented consisted of $80,076 and $86,800 required to be paid on the Series A and Series B Preferred Stock, respectively, as a result of the Company's 1994 net income.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
    REDEMPTION--Prior to the issuance of the Series D Preferred Stock, the Series A and Series B Preferred Stock had a mandatory redemption date of December 31, 1997 and the Series C Preferred Stock had a mandatory redemption date of December 31, 1999. Since the issuance of the Series D Preferred Stock, holders of two-thirds of all shares of Series A, B and C Preferred Stock could have, commencing on April 1, 2000 and on the same date in each following year, required the Company to redeem 1/3 of their shares. The redemption amount equaled the higher of the fair market value of the preferred stock as of the fiscal year end closest to the redemption date or an amount equal to the aggregate purchase price plus accrued dividends outstanding.

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

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

7. COMMON STOCK OPTION PLANS, WARRANTS, AND STOCKHOLDER RIGHTS PLAN (CONTINUED)

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

    The following table presents activity under all stock option plans:

                                                                     WEIGHTED        GRANT
                                                         NUMBER       AVERAGE         DATE
                                                           OF        EXERCISE         FAIR
                                                        OPTIONS        PRICE        VALUE(1)
                                                       ----------  -------------  ------------
Outstanding at October 1, 1994.......................     716,100    $    0.16
  Granted............................................     321,700         0.62    $    199,454
  Exercised..........................................      (2,516)        0.07
  Forfeited..........................................     (21,584)        0.12
                                                       ----------
Outstanding at September 30, 1995....................   1,013,700         0.31
  Granted............................................     233,500         0.75         175,125
  Exercised..........................................     (74,350)        0.04
  Forfeited..........................................    (100,150)        0.05
                                                       ----------
Outstanding at December 31, 1995.....................   1,072,700         0.40
  Granted............................................     817,100         5.40       4,412,340
  Exercised..........................................     (52,620)        0.64
  Forfeited..........................................    (105,880)        0.84
                                                       ----------
Outstanding at December 31, 1996.....................   1,731,300         2.74
  Granted............................................     447,000        12.10       5,407,050
  Assumed............................................      58,576         6.72
  Exercised..........................................    (176,775)        1.20
  Forfeited..........................................     (63,780)        2.46
                                                       ----------
Outstanding at December 31, 1997.....................   1,996,321         4.96
                                                       ----------
                                                       ----------

------------------------

(1) Exercise prices on grant date have equaled fair market value, accordingly, no compensation expense has been recorded in the accompanying consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

7. COMMON STOCK OPTION PLANS, WARRANTS, AND STOCKHOLDER RIGHTS PLAN (CONTINUED) The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                  OPTIONS         EXERCISABLE
                                                                EXERCISABLE          PRICE
                                                               --------------  -----------------
September 30, 1995...........................................       457,055        $    0.10
December 31, 1995............................................       426,835             0.13
December 31, 1996............................................       684,705             0.51
December 31, 1997............................................       941,975             2.69

    The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                THREE MONTHS               YEARS ENDED
                                                                    ENDED                  DECEMBER 31,
                                                                DECEMBER 31,     --------------------------------
                                                                    1995              1996             1997
                                                              -----------------  ---------------  ---------------
Risk-free interest rate.....................................       5.51%-5.86%       5.36%-6.69%      5.80%-6.76%
Expected life of option grants..............................         2-6 years         1-6 years        1-6 years
Expected volatility of underlying stock.....................               31%               31%              82%
Expected dividend payment rate, as a percentage of the stock
  price on the date of grant................................         --                --               --

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

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

7. COMMON STOCK OPTION PLANS, WARRANTS, AND STOCKHOLDER RIGHTS PLAN (CONTINUED) The following table sets forth information regarding options outstanding at
December 31, 1997:

                                                                                             WEIGHTED          WEIGHTED
                                                                                              AVERAGE           AVERAGE
                                                                            WEIGHTED         REMAINING         EXERCISE
                                             RANGE OF         NUMBER         AVERAGE        CONTRACTUAL        PRICE FOR
                             NUMBER OF       EXERCISE       CURRENTLY       EXERCISE           LIFE            CURRENTLY
PLAN                          OPTIONS         PRICES       EXERCISABLE        PRICE           (YEARS)         EXERCISABLE
-------------------------  -------------  --------------  --------------  -------------  -----------------  ---------------
1990 Incentive Stock
  Option Plan............      801,875    $   0.04-$0.75       580,020      $    0.40                6         $    0.15
                               319,820         2.00            140,570           2.00              8.5              2.00
                               200,000         8.50             60,000           8.50              8.5              8.50
1996 Incentive Stock
  Option Plan............       12,000         7.75              4,800           7.75                9              7.75
                                94,200         8.13             35,700           8.13                9              8.13
                                80,000        12.38             26,664          12.38                9             12.38
                                 9,500         7.00              2,850           7.00               10              7.00
                                12,375         7.50              3,275           7.50               10              7.50
                                55,750         8.25             14,450           8.25               10              8.25
                                80,275        10.25             27,457          10.25               10             10.25
                                 2,500        11.75                625          11.75               10             11.75
                                16,500        12.88              4,125          12.88               10             12.88
                                 7,000        16.50              1,750          16.50               10             16.50
                                72,000        14.38             14,400          14.38               10             14.38
                               173,950        14.00             --              14.00               10            --
Options assumed from
  acquisition of Coral
  Systems, Inc...........       58,576    $  0.46-$25.76        25,289           6.72             6-10              6.93

    The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, reported net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                       THREE MONTHS         YEARS ENDED
                                                           ENDED            DECEMBER 31,
                                                       DECEMBER 31,   ------------------------
                                                           1995           1996         1997
                                                       -------------  ------------  ----------
Income (loss) before provision for income taxes......    $  64,188    $  1,892,716  $  (83,555)
Provision for income taxes...........................        2,200         125,000       7,000
                                                       -------------  ------------  ----------
Net income (loss)....................................    $  61,988    $  1,767,716  $  (90,555)
                                                       -------------  ------------  ----------
                                                       -------------  ------------  ----------
Basic earnings (loss) per common share...............    $    0.00    $       0.25  $    (0.01)
                                                       -------------  ------------  ----------
                                                       -------------  ------------  ----------
Diluted earnings (loss) per common share.............    $    0.00    $       0.12  $    (0.01)
                                                       -------------  ------------  ----------
                                                       -------------  ------------  ----------

    The pro forma effect on net income (loss) and earnings (loss) per share for the three months ended December 31, 1995 and the years ended December 31, 1996 and 1997 is not representative of the pro

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

7. COMMON STOCK OPTION PLANS, WARRANTS, AND STOCKHOLDER RIGHTS PLAN (CONTINUED) forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to October 1, 1995.

    COMMON STOCK WARRANTS--The Company has issued warrants to purchase 1,270,038 shares of the Company's common stock at exercise prices ranging from $0.793 to $2.00 per share. Warrants issued prior to August 1994 were assigned nominal value based upon management's estimate of their fair market value. Warrants issued in connection with the Company's issuance of subordinated notes (See Note
4) have been ascribed an aggregate value of $406,375. During 1996, warrant holders with warrants to purchase 457,288 shares of common stock exercised such warrants in conjunction with the IPO. The warrant holder surrendered a portion of the warrants, valued at the IPO price of the common stock, in lieu of payment of the cash exercise price. In addition, a director exercised a warrant for 3,234 shares in conjunction with the IPO which was valued at the IPO price of common stock. In June 1996, a warrant holder exercised a warrant for 62,500 shares which had an exercise price of $2.00 per share. In conjunction with the IPO, the Company issued warrants to a former director to purchase 100,000 shares of common stock at the IPO price. The compensation expense recognized for this warrant grant was $230,000 and was determined by using the Black/Scholes pricing model. At December 31, 1997, outstanding warrants to purchase shares of common stock aggregated 834,516 (734,516 shares at an exercise price of $2.00 and 100,000 shares at an exercise price of $10.00). Such shares are subject to certain antidilution provisions. Pursuant to the acquisition of Coral, all warrants to purchase shares of Coral's common stock became exercisable, when vested, to purchase shares of Lightbridge common stock. Warrants converted to purchase Lightbridge common stock aggregated 55,823 at exercise prices ranging from $0.05 and $34.35 at December 31, 1997.

    RESERVED SHARES--The Company has reserved 3,577,016 shares of common stock for issuance for the stock purchase plan and the exercise of stock options and warrants.

    STOCKHOLDER RIGHTS PLAN--In November 1997, the Board of Directors of Lightbridge declared a dividend of one right (each a "Right" and collectively the "Rights") for each outstanding share of common stock. The Rights will be issued to the holders of record of common stock outstanding on November 14, 1997, and with respect to common stock issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to shares of common stock issued after the Distribution Date. Each Right, when it becomes exercisable will entitle the registered holder to purchase from Lightbridge one one-hundredth (1/100th) of a share of Series A participating cumulative preferred stock, par value $0.01 per share, of Lightbridge at a price of $75.00. The Rights will be issued upon the earlier of the date which Lightbridge learns that a person or group acquired, or obtained the right to acquire, beneficial ownership of fifteen percent or more of the outstanding shares of common stock or such date designated by the Board of Directors following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of the Company's common stock that could result in the offeror becoming the beneficial owner of fifteen percent or more of the outstanding shares of the Company's common stock (the earlier of such dates being called the "Distribution Date".)

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

8. INCOME TAXES

    The income tax (benefit) provision for the year ended September 30, 1995, the three months ended December 31, 1995, and for the years ended December 31, 1996 and 1997 consisted of the following:

                                                                          THREE MONTHS         YEARS ENDED
                                                            YEAR ENDED        ENDED            DECEMBER 31
                                                           SEPTEMBER 30,  DECEMBER 31,   ------------------------
                                                               1995           1995          1996         1997
                                                           -------------  -------------  ----------  ------------
Current:
  Federal................................................    $  --          $   2,400    $  141,400  $  1,333,000
  State..................................................       --             --            18,100       254,000
Deferred:
  Federal................................................       --             --            --          (530,000)
  State..................................................       --             --            --          (165,000)
                                                                ------         ------    ----------  ------------
Income tax provision.....................................    $  --          $   2,400    $  159,500  $    892,000
                                                                ------         ------    ----------  ------------
                                                                ------         ------    ----------  ------------

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                       1996          1997
                                                                    -----------  -------------
Current Items:
Assets:
  Accrued expenses................................................  $    86,669  $     146,386
  Tax credits.....................................................       60,189        539,462
  Valuation allowance.............................................     (146,858)      (179,500)
Liabilities:
  Acquired technology.............................................      --             (80,000)
                                                                    -----------  -------------
Net current deferred tax assets...................................  $   --       $     426,348
                                                                    -----------  -------------
                                                                    -----------  -------------
Long-Term Items:
Assets:
  Depreciation and amortization...................................  $   579,759  $      38,046
  Accrued expenses................................................      --             192,525
  Acquired loss carryforwards.....................................      --           5,555,431
  Valuation allowance.............................................     (579,759)    (2,548,813)
Liabilities:
  Acquired intangible assets......................................      --          (3,006,618)
  Other...........................................................      --             (14,533)
                                                                    -----------  -------------
Net long-term deferred tax assets.................................  $   --       $     216,038
                                                                    -----------  -------------
                                                                    -----------  -------------

    The net change in the valuation allowance for the year ended September 30, 1995, the three month period ended December 31, 1995 and the years ended December 31, 1996 and 1997 was an increase (decrease) of $956,390, $(55,211), $(713,913) and $2,001,696, respectively. Pursuant to the acquisition of Coral, the Company had net operating loss carryforwards for federal income tax purposes available at December 31, 1997. These net operating loss carryforwards are limited in use and therefore a valuation

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)
allowance was established against the deferred tax assets as their realization is not assured. Any future benefit realized from any of the acquired net operating loss carryforwards of Coral for which a valuation allowance was provided at the acquisition date will be recorded as a reduction of goodwill.

    The following is a reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate:

                                                           THREE                   YEARS
                                            YEAR           MONTHS                  ENDED
                                            ENDED          ENDED                DECEMBER 31,
                                        SEPTEMBER 30,   DECEMBER 31,   ------------------------------
                                            1995            1995           1996            1997
                                        -------------   ------------   ------------   ---------------
Statutory federal income tax rate.....          (34)%           34%            34%           (34)%
Loss producing no tax benefit.........           34         --             --             --
In-process research and development...      --              --             --                186
Alternative minimum tax asset, not
  assured of realization..............      --                   3              2         --
State taxes, net of federal benefit...      --              --                  1             36
Changes in valuation allowances.......      --              --             --                (37)
Other, net............................      --              --                  4            (29)
Net operating loss carryforwards......      --                 (34)           (34)        --
                                              -----          -----          -----          -----
Effective tax rate....................      --     %             3%             7%           122%
                                              -----          -----          -----          -----
                                              -----          -----          -----          -----

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

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

10. RELATED-PARTY TRANSACTIONS (CONTINUED)
    On August 26, 1996, the Company entered into an agreement with a former director pursuant to which the Company paid $75,000 to the former director and granted the former director warrants (described in Note 7) to purchase 100,000 shares of the Company's Common Stock at the IPO price in exchange for the execution of certain agreements related to the IPO.

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

    A reconciliation of the numerators and denominators of the basic and diluted EPS computations for income (loss) from continuing operations is shown below:

                                                                                                         EARNINGS
                                                                                                          (LOSS)
                                                                             INCOME         SHARES          PER
                                                                          (NUMERATOR)    (DENOMINATOR)     SHARE
                                                                         --------------  -------------  -----------
YEAR ENDED DECEMBER 31, 1997
Basic and Diluted EPS
  Loss available to common stockholders................................  $     (162,969)   14,802,012    $   (0.01)

YEAR ENDED DECEMBER 31, 1996
Basic EPS
  Income available to common stockholders..............................  $    2,272,497     6,520,789
  Less: accreted preferred stock dividends.............................        (136,905)
                                                                         --------------  -------------
                                                                         $    2,135,592     6,520,789    $    0.33
Effect of dilutive securities
  Assumed conversion of redeemable convertible preferred stock.........                     4,747,300
  Options and warrants.................................................                     1,838,155
                                                                                         -------------
Diluted EPS
  Income available to common stockholders and assumed conversions......  $    2,272,497    13,106,244    $    0.17

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

11. EARNINGS PER SHARE (CONTINUED)

                                                                                                         EARNINGS
                                                                                                          (LOSS)
                                                                             INCOME         SHARES          PER
                                                                          (NUMERATOR)    (DENOMINATOR)     SHARE
                                                                         --------------  -------------  -----------
THREE MONTHS ENDED DECEMBER 31, 1995
Basic and Diluted EPS
  Income available to common stockholders..............................  $       72,205     6,509,214
  Less: accreted preferred stock dividends.............................         (45,635)
                                                                         --------------  -------------
                                                                         $       26,570     6,509,214    $    0.00
                                                                         --------------  -------------  -----------
                                                                         --------------  -------------  -----------
YEAR ENDED SEPTEMBER 30, 1995
Basic and Diluted EPS
  Loss available to common stockholders................................  $   (2,432,914)    6,508,424
  Less: accreted preferred stock dividends.............................        (182,544)
                                                                         --------------  -------------
                                                                         $   (2,615,458)    6,508,424    $   (0.40)
                                                                         --------------  -------------  -----------
                                                                         --------------  -------------  -----------

    Shares of redeemable preferred stock convertible into common stock have been excluded from the diluted computation in all periods except 1996 as they are anti-dilutive. Had such shares been included, shares for diluted computation would have increased by approximately 3,244,000 for both the year ended September 30, 1995 and the three months ended December 31, 1995. Stock options and warrants convertible into common stock have also been excluded from the diluted computation as they are also anti-dilutive. Had such shares been included, shares for diluted computation would have increased by approximately 450,000, 500,000 and 1,900,000 for the year ended September 30, 1995, the three months ended December 31, 1995 and the year ended December 31, 1997, respectively. In addition, because such shares are anti- dilutive, no adjustment has been made to reconcile from income (loss) for the basic computation to that for the diluted computation for those periods.

12. RESTATEMENT

    The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 1997 to adjust the allocation of purchase price related to the acquisition of Coral (discussed in Note 1) and the resulting amortization of goodwill and intangible assets. The Securities and Exchange Commission ("SEC") issued new guidance in September 1998 on its views regarding the valuation methodologies used to determine the allocation of purchase price to acquired in-process research and development ("IPRD") and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition. Following discussions between the Company and the staff of the SEC regarding the application of this guidance, the Company has modified the methods used to value IPRD and other intangible assets acquired in connection with the acquisition of Coral. The revised valuation is based on management's best estimates at the date of acquisition of the net cash flows expected to be generated by Coral on a going-forward basis and gives explicit consideration to the SEC's views on IPRD as set forth in its September 1998 letter to the American Institute of Certified Public Accountants. As a result of this revised valuation, the amount of purchase price allocated to IPRD decreased from $16.0 million to $4.0 million, and the amount ascribed to goodwill and acquired intangible assets increased by $4.0 million and $8.0 million, respectively.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

12. RESTATEMENT (CONTINUED)
    The effects of this restatement on the Company's consolidated financial statements as of and for the year ended December 31, 1997 are as follows:

CONSOLIDATED BALANCE SHEET

                                                                                      AS PREVIOUSLY
                                                                                        REPORTED      AS RESTATED
                                                                                      -------------  -------------
Goodwill--net.......................................................................  $   6,286,931  $  10,383,581
Acquired intangible assets--net.....................................................                     7,716,545
Other intangible assets.............................................................      1,321,559      1,121,559
Total assets........................................................................     51,951,981     63,565,176
Total stockholders' equity..........................................................     39,102,593     50,715,788

CONSOLIDATED STATEMENT OF OPERATIONS:

                                                                                      AS PREVIOUSLY
                                                                                        REPORTED      AS RESTATED
                                                                                      -------------  -------------
Cost of revenues....................................................................  $  18,898,068  $  19,427,635
Purchased in-process research and development.......................................     16,039,831      4,000,000
Total operating expenses............................................................     33,504,877     21,342,115
Income (loss) from operations.......................................................    (11,833,623)      (220,428)
Net loss............................................................................    (11,776,164)      (162,969)
Basic and diluted loss per common share.............................................         ($0.80)        ($0.01)

13. EVENTS SUBSEQUENT TO DATE OF INDEPENDENT AUDITORS' REPORT (UNAUDITED)

    In December 1998, the Company determined that certain of the long-lived assets acquired from Coral were impaired. This assessment was based upon a comprehensive review of the expected cash flows of the Coral business over the remaining useful life of the affected assets. The charge taken aggregated approximately $7,400,000.

    Of the assets written down, approximately $2,600,000 related to the ChurnAlert product acquired from Coral. This decision was based on a determination that the net book value of this asset was impaired as of December 31, 1998, due to the decision by management in December 1998 to discontinue the development effort related to this product based on a lack of market receptiveness to the product and the Company's determination that its Churn Prophet and Channel Wizard products provide more marketable solutions to telecommunications carriers.

    In addition, based on an estimate of the undiscounted cash flows associated with the Coral assets, the remaining net book value of intangible assets was deemed to be impaired and an additional charge of approximately $4,800,000 was taken to reduce these assets (principally goodwill) to their estimated recoverable amounts.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            FIRST       SECOND        THIRD
                                                                           QUARTER      QUARTER      QUARTER
                                                                         -----------  -----------  -----------
                                                                                                                  FOURTH
                                                                                                                  QUARTER
                                                                                                                -----------
                                                                                                                 (RESTATED
                                                                                                                IN 1997)(2)
                                                                                                                -----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Revenues...............................................................   $   8,823    $   9,008    $   9,457    $  13,262
Income (loss) from operations(1).......................................         921        1,180        1,193       (3,515)
Net income (loss)......................................................   $   1,767    $     898    $     927    $  (3,756)
Basic earnings (loss) per share........................................   $    0.12    $    0.06    $    0.06    $   (0.25)
Diluted earnings (loss) per share......................................   $    0.11    $    0.06    $    0.06    $   (0.25)

1996
Revenues...............................................................   $   6,314    $   6,949    $   7,372    $   8,910
Income from operations.................................................         282          410          533        1,513
Net income.............................................................   $      23    $     280    $     354    $   1,616
Basic earnings per share...............................................   $    0.00    $    0.03    $    0.05    $    0.11
Diluted earnings per share.............................................   $    0.00    $    0.03    $    0.03    $    0.10

------------------------

(1) Net loss for the fourth quarter of 1997 includes the write-off of purchased in-process research and development costs of $4.0 million.

(2) See note 12 to the consolidated financial statements.