Form 10-Q/A
period 1998-03-31
LIGHTBRIDGE INC
filed 1999-03-31
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-Q/A

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-21319
                            ------------------------
                               LIGHTBRIDGE, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             04-3065140
      (State or other jurisdiction of        (I.R.S employer identification
       incorporation or organization)                    number)

                            67 SOUTH BEDFORD STREET
                        BURLINGTON, MASSACHUSETTS 01803
          (Address of principal executive offices, including Zip Code)
                                 (781) 359-4000
              (Registrant's telephone number, including area code)
                            ------------------------

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

    On February 24, 1999, the registrant announced that it had restated its financial statements for the year ended December 31, 1997 and the quarters ended March 31, June 30, and September 30, 1998 to correct the accounting relating to the acquisition of Coral Systems, Inc. in November 1997. This amended Quarterly Report on Form 10-Q contains restated financial information and disclosures for the quarter ended March 31, 1998 reflecting the restatement and certain other matters. (See Note 3 to the unaudited condensed consolidated financial statements).

    Unless otherwise stated, information in the originally filed Form 10-Q for the quarter ended March 31, 1998 is presented as of the original filing date, and has not been updated in this amended filing.

    Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIGHTBRIDGE, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                         -------------
PART I.     FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements: Balance Sheets as of March 31, 1998
              (Restated) and December 31, 1997.........................................................            3
            Statements of Operations for the three months ended March 31, 1998 (Restated) and March 31,
              1997.....................................................................................            4
            Statements of Cash Flow for the three months ended March 31, 1998 (Restated) and March 31,
              1997.....................................................................................            5
            Notes to Unaudited Condensed Consolidated Financial Statements.............................            6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......            8

PART II.    OTHER INFORMATION

Signature..............................................................................................           15

                               INTRODUCTORY NOTE

    This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998, as filed by the Registrant on May 1, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of acquired in-process research and development in connection with the acquisition of Coral Systems in November 1997.

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,    DECEMBER 31,
                                                                    1998           1997
                                                                 -----------  --------------
                                                                 (RESTATED,
                                                                     SEE
                                                                   NOTE 3)
                                        ASSETS
Current assets:
  Cash and cash equivalents....................................  1$2,762,060   $ 15,715,726
  Accounts receivable--net.....................................  14,700,335      13,213,052
  Other current assets.........................................   2,917,004       2,885,583
                                                                 -----------  --------------
      Total current assets.....................................  30,379,399      31,814,361
Property and equipment--net....................................  11,791,647      11,763,013
Goodwill--net..................................................   9,848,891      10,383,581
Acquired intangible assets--net................................   6,683,861       7,716,545
Other assets--net..............................................   1,866,414       1,887,676
                                                                 -----------  --------------
      Total assets.............................................  6$0,570,212   $ 63,565,176
                                                                 -----------  --------------
                                                                 -----------  --------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.....................   $5,230,359   $  8,164,817
  Short-term borrowings and current portion of notes payable...     805,205         805,205
  Deferred revenues............................................   2,139,526       1,658,406
                                                                 -----------  --------------
      Total current liabilities................................   8,175,090      10,628,428
Other long-term liabilities....................................   1,128,712         823,346
Notes payable..................................................   1,080,219       1,397,614
                                                                 -----------  --------------
      Total liabilities........................................  10,384,021      12,849,388
                                                                 -----------  --------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
    no shares issued or outstanding at March 31, 1998 and
    December 31, 1997, respectively............................      --             --
Common stock, $.01 par value; 60,000,000 shares authorized;
  16,621,967 and 16,492,954 shares issued; 15,794,675 and
  15,665,662 shares outstanding at March 31, 1998 and December
  31, 1997, respectively.......................................     166,219         164,929
Additional paid-in capital.....................................  53,852,248      53,660,991
Warrants.......................................................     598,875         598,875
Accumulated deficit............................................  (2,806,188)     (2,084,044)
                                                                 -----------  --------------
      Total....................................................  51,811,154      52,340,751
Less treasury stock, at cost...................................  (1,624,963)     (1,624,963)
                                                                 -----------  --------------
      Total stockholders' equity...............................  50,186,191      50,715,788
                                                                 -----------  --------------
        Total liabilities and stockholders' equity.............  6$0,570,212   $ 63,565,176
                                                                 -----------  --------------
                                                                 -----------  --------------

       See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      1998       1997
                                                                   ----------  ---------
                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ---------------------
                                                                   (RESTATED,
                                                                    SEE NOTE
                                                                       3)
Revenues.........................................................  $13,302,816 $8,822,838
Cost of revenues.................................................   7,124,059  4,168,670
                                                                   ----------  ---------
Gross profit.....................................................   6,178,757  4,654,168
                                                                   ----------  ---------
Operating expenses:
  Development....................................................   2,292,097  1,330,919
  Sales and marketing............................................   1,955,937  1,256,417
  General and administrative.....................................   2,798,116  1,145,626
                                                                   ----------  ---------
Total operating expenses.........................................   7,046,150  3,732,962
                                                                   ----------  ---------
Income (loss) from operations....................................    (867,393)   921,206
Other income (expense):
  Interest income................................................     228,967    319,816
  Interest expense...............................................     (65,840)  (107,855)
  Other non-operating income (expense)...........................      39,022     (9,280)
                                                                   ----------  ---------
Income (loss) before provision for income taxes..................    (665,244) 1,123,887
Provision for (benefit from) income taxes........................      56,900   (643,939)
                                                                   ----------  ---------
Net income (loss)................................................  $ (722,144) $1,767,826
                                                                   ----------  ---------
                                                                   ----------  ---------
Basic earnings (loss) per common share...........................  $    (0.05) $    0.12
                                                                   ----------  ---------
                                                                   ----------  ---------
Diluted earnings (loss) per common share.........................  $    (0.05) $    0.11
                                                                   ----------  ---------
                                                                   ----------  ---------

       See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     ----------------------
                                                                        1998        1997
                                                                     ----------  ----------
                                                                     (RESTATED,
                                                                        SEE
                                                                      NOTE 3)
Cash Flows From Operating Activities:
  Net income (loss)................................................  $ (722,144) $1,767,826
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization..................................   2,939,039     986,904
    Amortization of discount on notes..............................       8,906       9,016
    Deferred income taxes..........................................      --        (795,100)
    Changes in assets and liabilities:
      Accounts receivable and other current assets.................  (1,518,704) (1,134,203)
      Other assets.................................................    (122,699)     35,719
      Accounts payable and accrued liabilities.....................  (2,899,019)   (418,828)
      Deferred revenues............................................     481,120     411,077
      Other liabilities............................................     373,859      --
                                                                     ----------  ----------
        Net cash (used in) provided by operating activities........  (1,459,642)    862,411
                                                                     ----------  ----------
Cash Flows From Investing Activities:
  Purchases of property and equipment..............................  (1,256,338) (1,175,294)
  Purchase of investments..........................................      --      (2,069,323)
                                                                     ----------  ----------
        Net cash used in investing activities......................  (1,256,338) (3,244,617)
                                                                     ----------  ----------
Cash Flows From Financing Activities:
  Payments on notes payable........................................    (326,301)   (176,301)
  Principal payments under capital lease obligations...............    (103,932)   (476,895)
  Proceeds from issuance of common stock...........................     192,547      17,862
                                                                     ----------  ----------
        Net cash used in financing activities......................    (237,686)   (635,334)
                                                                     ----------  ----------
Net decrease in cash and cash equivalents..........................  (2,953,666) (3,017,540)
Cash and cash equivalents, beginning of period.....................  15,715,726  27,900,802
                                                                     ----------  ----------
Cash and cash equivalents, end of period...........................  $12,762,060 $24,883,262
                                                                     ----------  ----------
                                                                     ----------  ----------

       See notes to unaudited condensed consolidated financial statements

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

    The condensed consolidated financial statements included herein have been prepared by Lightbridge, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

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

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    A reconciliation of the numerators and denominators of the basic and diluted EPS computations for income (loss) from continuing operations is shown below:

                                                                    INCOME (LOSS)     SHARES      EARNINGS (LOSS)
                                                                     (NUMERATOR)   (DENOMINATOR)     PER SHARE
                                                                    -------------  -------------  ---------------
THREE MONTHS ENDED MARCH 31, 1998
Basic and Diluted EPS:
  Loss available to common shareholders...........................   $  (722,144)    15,707,303      $   (0.05)
                                                                                   -------------
                                                                                   -------------
THREE MONTHS ENDED MARCH 31, 1997
Basic EPS:
  Income available to common shareholders.........................   $ 1,767,826     14,611,646      $    0.12

Effect of dilutive securities
  Options and warrants............................................                    1,810,305
                                                                                   -------------

Diluted EPS:
  Income available to common shareholders.........................   $ 1,767,826     16,421,951      $    0.11
                                                                                   -------------
                                                                                   -------------

    Stock options and warrants convertible into common stock have been excluded from the diluted computation for the three months ended March 31, 1998 as they are anti-dilutive. Had such shares been included, shares for the dilutive computation would have increased by approximately 2,100,000 shares for the three months ended March 31, 1998.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

3. RESTATEMENT

    The Company has restated its previously filed condensed consolidated financial statements as of and for the three months ended March 31, 1998 to adjust the allocation of purchase price related to the acquisition of Coral Systems, Inc. ("Coral") in November, 1997, and the resulting amortization of goodwill and intangible assets.

    The Securities and Exchange Commission ("SEC") issued new guidance in September 1998 on its views regarding the valuation methodologies used to determine the allocation of purchase price to acquired in-process research and development ("IPRD") and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition. Following discussions between the Company and the staff of the SEC regarding the application of this guidance, the Company has modified the methods used to value IPRD and other intangible assets acquired in connection with the acquisition of Coral. The revised valuation is based on management's best estimates at the date of acquisition of the net cash flows expected to be generated by Coral on a going-forward basis and gives explicit consideration to the SEC's views on IPRD as set forth in its September 1998 letter to the American Institute of Certified Public Accountants. As a result of this revised valuation, the amount of purchase price allocated to IPRD at the date of acquisition decreased from $16.0 million to $4.0 million, and the amount ascribed to goodwill and acquired intangible assets increased by $4.0 million and $8.0 million, respectively.

    The effects of this restatement on the Company's consolidated financial statements are as follows:

CONSOLIDATED BALANCE SHEETS:

                                                                                            MARCH 31, 1998
                                                                                     ----------------------------
                                                                                     AS PREVIOUSLY
                                                                                       REPORTED      AS RESTATED
                                                                                     -------------  -------------
Goodwill--net......................................................................  $   5,734,510  $   9,848,889
Acquired intangible assets--net....................................................             --      6,683,861
Total assets.......................................................................     49,771,970     60,570,212
Total stockholders' equity.........................................................     39,387,949     50,186,191

CONSOLIDATED STATEMENT OF OPERATIONS:

                                                                      THREE MONTHS ENDED
                                                                        MARCH 31, 1998
                                                                 ----------------------------
                                                                 AS PREVIOUSLY
                                                                   REPORTED      AS RESTATED
                                                                 -------------  -------------
Cost of revenues...............................................  $   6,229,709  $   7,124,059
Total operating expenses.......................................      7,055,546      7,046,150
Net income (loss)..............................................         92,810       (722,144)
Basic and diluted income (loss) per common shares..............  $        0.01  $       (0.05)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS FORM 10-Q/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING (A) CONTINUING RAPID CHANGE IN THE TELECOMMUNICATIONS INDUSTRY THAT MAY AFFECT BOTH LIGHTBRIDGE AND ITS CUSTOMERS, (B) CUSTOMER CONCENTRATION, (C) UNCERTAINTIES ASSOCIATED WITH LIGHTBRIDGE'S ABILITY TO DEVELOP NEW PRODUCTS AND TECHNOLOGIES, (D) MARKET ACCEPTANCE OF LIGHTBRIDGE'S NEW PRODUCTS AND CONTINUING DEMAND FOR LIGHTBRIDGE'S PRODUCTS BY TELECOMMUNICATIONS COMPANIES, (E) THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING ON BOTH LIGHTBRIDGE AND ITS CUSTOMERS, (F) MANAGEMENT OF GROWTH, AND
(G) THE OTHER FACTORS SET FORTH UNDER "ITEM 1A. Risk Factors" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1997. Information set forth under the heading "ITEM 1A. Risk Factors" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 is incorporated as an exhibit to this Quarterly Report.

    CHURNALERT, FRAUDBUSTER and PROFILE are registered trademarks of the Company, and LIGHTBRIDGE, POPS and SAMS are trademarks of the Company. All other trademarks or trade names referred to in this Form 10-Q are the property of their respective owners.

RESTATEMENT

    The Company has restated its previously filed condensed consolidated financial statements as of and for the three months ended March 31, 1998 to adjust the allocation of purchase price related to the acquisitions of Coral Systems, Inc. ("Coral") in November, 1997 and the resulting amortization of goodwill and intangible assets.

    The Securities and Exchange Commission ("SEC") issued new guidance in September 1998 on its views regarding the valuation methodologies used to determine the allocation of purchase price to acquire in-process research and development ("IPRD") and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition. Following discussions between the Company and the staff of the SEC regarding the application of this guidance, the Company has modified the methods used to value IPRD and other intangible assets acquired in connection with the acquisition of Coral. The revised valuation is based on management's best estimates at the date of acquisition of the net cash flows expected to be generated by Coral on a going-forward basis and gives explicit consideration to the SEC's views on IPRD as set forth in its September 1998 letter to the American Institute of Certified Public Accountants. As a result of this revised valuation, the amount of purchase price allocated to IPRD at the date of acquisition decreased from $16 million to $4 million, and the amount ascribed to goodwill and acquired intangible assets increased by $4.0 million and $8.0 million, respectively.

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

                             RESULTS OF OPERATIONS

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                --------------------
                                                                                             1997
                                                                                           ---------
                                                                                  1998
                                                                                ---------
                                                                                (1)
Revenues:
  Transaction.................................................................       58.7%      68.3%
  Software and services.......................................................       41.3       31.7
                                                                                ---------  ---------
                                                                                    100.0      100.0
Cost of revenues..............................................................       53.6       47.3
                                                                                ---------  ---------
Gross profit..................................................................       46.4       52.7
                                                                                ---------  ---------
Operating expenses:
  Development.................................................................       17.2       15.1
  Sales and marketing.........................................................       14.7       14.2
  General and administrative..................................................       21.0       13.0
                                                                                ---------  ---------
    Total operating expenses..................................................       52.9       42.3
                                                                                ---------  ---------
Income (loss) from operations.................................................       (6.5)      10.4
Other income (expense), net...................................................        1.5        2.3
                                                                                ---------  ---------
Income (loss) before income taxes.............................................       (5.0)      12.7
Provision for (benefit from) income taxes.....................................        0.4       (7.3)
                                                                                ---------  ---------
Net income....................................................................       (5.4)%      20.0%
                                                                                ---------  ---------
                                                                                ---------  ---------

------------------------

(1) As restated. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

    REVENUES. Revenues increased by 50.8% to $13.3 million in the three months ended March 31, 1998 from $8.8 million in the three months ended March 31, 1997.

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

    COST OF REVENUES. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of those systems and networks) and amortization of capitalized software and certain acquired intangible assets. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's Teleservices Group and changes in the mix of total revenues between transaction revenues and software and services revenues.

    Cost of revenues increased by 70.9% to $7.1 million in the three months ended March 31, 1998 from $4.2 million in the three months ended March 31, 1997, while increasing as a percentage of total revenues to 53.6% from 47.3%. The dollar increase in costs for the three months ended March 31, 1998 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity through the Company's acquisition of Coral and through internal growth as well as amortization expense of certain acquired intangible assets.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of administrative, executive, finance and human resources personnel, fees for outside professional services, and amortization of goodwill and certain acquired intangible assets incurred pursuant to the acquisition of Coral. General and administrative expenses increased by 144.2% to $2.8 million in the three months ended March 31, 1998 from $1.1 million in the three months ended March 31, 1997, and increased as a percentage of total revenues to 21.0% from 13.0%. Both the dollar increase and the increase as a percentage of total revenues resulted primarily from amortization of $0.8 million of goodwill and acquired intangible assets, certain costs associated with the integration of Coral, and the addition of finance and human resource personnel. The Company believes that the remaining costs associated with the integration of Coral will be incurred in the three months ending June 30, 1998 and will not exceed $100,000.

    OTHER INCOME (EXPENSE) NET. Other income (expense) in the three months ended March 31, 1998 consists predominantly of interest income and expense. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest expense remained the same at $0.1 million in the three months ended March 31, 1998 and 1997. Interest income decreased to $0.2 million in the three months ended March 31, 1998 from $0.3 million in the three months ended March 31, 1997 as a result of lower cash balances due to the investment made in the service delivery infrastructure and computer equipment for development activities of the business during 1997.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. During the three months ended March 31, 1998, the Company recorded a net income tax provision of $0.1 million. During the three months ended March 31, 1997, the Company recorded a net income tax benefit of $0.6 million, which was derived from the reversal of its deferred tax valuation allowance and the utilization of certain tax credits, net of a provision of $0.5 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for fiscal 1998. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 has not had a material effect on reported results of operations or financial position.

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

                                LIGHTBRIDGE, INC.

Dated: March 31, 1999           By:         /s/ JOSEPH S. TIBBETTS, JR.
                                     -----------------------------------------
                                              Joseph S. Tibbetts, Jr.
                                               SENIOR VICE PRESIDENT
                                        FINANCE & ADMINISTRATION, AND CHIEF
                                     FINANCIAL OFFICER (AUTHORIZED OFFICER AND
                                         PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)