Form 10-Q/A
period 1998-06-30
LIGHTBRIDGE INC
filed 1999-03-31
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

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
      (State or other jurisdiction of               (I.R.S. employer
       incorporation or organization)            identification number)

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

    On February 24, 1999, the registrant announced that it had restated its financial statements for the year ended December 31, 1997 and the quarters ended March 31, June 30, and September 30, 1998 to correct the accounting relating to the acquisition of Coral Systems in November 1997. This amended Quarterly Report on Form 10-Q contains restated financial information and disclosures for the quarter ended June 30, 1998 reflecting the restatement and certain other matters. (See Note 3 to the unaudited condensed consolidated financial statements).

    Unless otherwise stated, information in the originally filed Form 10-Q for the quarter ended June 30, 1998 is presented as of the original filing date, and has not been updated in this amended filing.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIGHTBRIDGE, INC.

       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                                         PAGE NO.
                                                                                       -------------

                                 PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Balance Sheets as of December 31, 1997 and June 30, 1998 (Restated).......            3

           Statements of Operations for the three months ended June 30, 1997 and June
             30, 1998 (Restated).....................................................            4

           Statements of Operations for the six months ended June 30, 1997 and June
             30, 1998 (Restated).....................................................            5

           Statements of Cash Flows for the six months ended June 30, 1997 and June
             30, 1998 (Restated).....................................................            6

           Notes to Unaudited Condensed Consolidated Financial Statements............            7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................            9

                                   PART II. OTHER INFORMATION

           SIGNATURE.................................................................           20

                               INTRODUCTORY NOTE

    This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998, as filed by the Registrant on August 14, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of acquired in-process research and development in connection with the acquisition of Coral Systems in November 1997.

                         PART I. FINANCIAL INFORMATION

         ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         1997           1998
                                                                                     -------------  -------------
                                                                                                     (RESTATED,
                                                                                                     SEE NOTE 3)
                                                 ASSETS
Current assets:
  Cash and cash equivalents........................................................  $  15,715,726  $  13,381,604
  Accounts receivable--net.........................................................     13,213,052     14,733,672
  Other current assets.............................................................      2,885,583      2,950,379
                                                                                     -------------  -------------
      Total current assets.........................................................     31,814,361     31,065,655
Property and equipment--net........................................................     11,763,013     11,459,062
Goodwill--net......................................................................     10,383,581      9,311,665
Acquired intangible assets--net....................................................      7,716,545      6,228,378
Other assets--net..................................................................      1,887,676      2,529,416
                                                                                     -------------  -------------
      Total assets.................................................................  $  63,565,176  $  60,594,176
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........................................  $   8,164,817  $   5,743,441
  Short-term borrowings and current portion of notes payable.......................        805,205        805,205
  Deferred revenues................................................................      1,658,406      1,948,811
                                                                                     -------------  -------------
      Total current liabilities....................................................     10,628,428      8,497,457
Other long-term liabilities........................................................        823,346      1,057,367
Notes payable......................................................................      1,397,614        888,823
                                                                                     -------------  -------------
      Total liabilities............................................................     12,849,388     10,443,647
                                                                                     -------------  -------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or
    outstanding at December 31, 1997 and June 30, 1998, respectively...............             --             --
  Common stock, $.01 par value; 60,000,000 shares authorized; 16,492,954 and
    16,665,166 shares issued and 15,665,662 and 15,837,874 shares outstanding at
    December 31, 1997 and June 30, 1998, respectively..............................        164,929        166,651
  Additional paid-in capital.......................................................     53,660,991     53,975,646
  Warrants.........................................................................        598,875        598,875
  Accumulated deficit..............................................................     (2,084,044)    (2,965,680)
                                                                                     -------------  -------------
      Total........................................................................     52,340,751     51,775,492
Less: treasury stock, at cost......................................................     (1,624,963)    (1,624,963)
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     50,715,788     50,150,529
                                                                                     -------------  -------------
      Total liabilities and stockholders' equity...................................  $  63,565,176  $  60,594,176
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                       ---------------------------
                                                                                           1997          1998
                                                                                       ------------  -------------

                                                                                                      (RESTATED,
                                                                                                      SEE NOTE 3)
Revenues:
  Transaction services...............................................................  $  5,972,765  $   9,125,612
  Software licensing.................................................................       975,916      3,410,130
  Consulting services................................................................     2,059,168      2,609,740
                                                                                       ------------  -------------
    Total revenues...................................................................     9,007,849     15,145,482
                                                                                       ------------  -------------
Cost of revenues:
  Transaction services...............................................................     3,434,131      5,122,507
  Software licensing.................................................................       295,257      1,143,057
  Consulting services................................................................       422,146      1,684,528
                                                                                       ------------  -------------
    Total cost of revenues...........................................................     4,151,534      7,950,092
                                                                                       ------------  -------------
Gross profit.........................................................................     4,856,315      7,195,390
                                                                                       ------------  -------------
Operating expenses:
  Development........................................................................     1,350,474      2,429,574
  Sales and marketing................................................................     1,348,837      1,715,305
  General and administrative.........................................................       976,991      3,158,656
                                                                                       ------------  -------------
    Total operating expenses.........................................................     3,676,302      7,303,535
                                                                                       ------------  -------------
Income (loss) from operations........................................................     1,180,013       (108,145)
Other income (expense):
  Interest income....................................................................       327,425        170,214
  Interest expense...................................................................       (83,687)       (33,772)
  Other non-operating income.........................................................        24,803         84,311
                                                                                       ------------  -------------
Income before provision for income taxes.............................................     1,448,554        112,608
Provision for income taxes...........................................................       550,430        272,100
                                                                                       ------------  -------------
Net income (loss)....................................................................  $    898,124  $    (159,492)
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Basic and diluted earnings (loss) per common share...................................  $       0.06  $       (0.01)
                                                                                       ------------  -------------
                                                                                       ------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------

                                                                                                     (RESTATED,
                                                                                                         SEE
                                                                                                       NOTE 3)
Revenues:
  Transaction services.............................................................  $  12,001,921  $  16,985,333
  Software licensing...............................................................      1,745,265      7,521,062
  Consulting services..............................................................      4,083,502      3,941,903
                                                                                     -------------  -------------
      Total revenues...............................................................     17,830,688     28,448,298
                                                                                     -------------  -------------

Cost of revenues:
  Transaction services.............................................................      6,920,862     10,119,916
  Software licensing...............................................................        425,935      2,503,813
  Consulting services..............................................................        973,294      2,450,422
                                                                                     -------------  -------------
      Total cost of revenues.......................................................      8,320,091     15,074,151
                                                                                     -------------  -------------
Gross profit.......................................................................      9,510,597     13,374,147
                                                                                     -------------  -------------

Operating expenses:
  Development......................................................................      2,682,213      4,721,671
  Sales and marketing..............................................................      2,604,549      3,671,242
  General and administrative.......................................................      2,122,617      5,956,772
                                                                                     -------------  -------------
      Total operating expenses.....................................................      7,409,379     14,349,685
                                                                                     -------------  -------------
Income (loss) from operations......................................................      2,101,218       (975,538)

Other income (expense):
  Interest income..................................................................        647,241        399,181
  Interest expense.................................................................       (191,542)       (99,612)
  Other non-operating income.......................................................         15,524        123,333
                                                                                     -------------  -------------
Income (loss) before provision for (benefit from) income taxes.....................      2,572,441       (552,636)
Provision for (benefit from) income taxes..........................................        (93,509)       329,000
                                                                                     -------------  -------------
Net income (loss)..................................................................  $   2,665,950  $    (881,636)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Basic earnings (loss) per common share.............................................  $        0.18  $       (0.06)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Diluted earnings (loss) per common share...........................................  $       (0.16) $       (0.06)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------

                                                                                                     (RESTATED,
                                                                                                     SEE NOTE 3)
Cash Flows From Operating Activities:
  Net income (loss)................................................................  $   2,665,950  $    (881,636)
    Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Depreciation and amortization..................................................      1,696,167      5,204,577
    Amortization of discount on notes..............................................          9,484         18,812
    Deferred taxes.................................................................       (863,406)      --
    Changes in assets and liabilities:
      Accounts receivable and other current assets.................................     (1,632,744)    (1,605,417)
      Other assets.................................................................         93,006     (1,048,621)
      Accounts payable and accrued liabilities.....................................     (1,032,424)    (2,421,376)
      Deferred revenues............................................................         83,528        290,405
      Other liabilities............................................................       --              408,436
                                                                                     -------------  -------------
    Net cash provided by (used in) operating activities............................      1,019,561        (34,820)
                                                                                     -------------  -------------
Cash Flows From Investing Activities:
    Principal payment received for note from officer...............................       --               20,000
    Purchases of property and equipment............................................     (3,494,550)    (1,933,661)
    Purchase of investments........................................................     (2,069,323)      --
    Redemption of investments......................................................      1,031,133       --
                                                                                     -------------  -------------
Net cash used in investing activities..............................................     (4,532,740)    (1,913,661)
                                                                                     -------------  -------------
Cash Flows From Financing Activities:
    Payments on notes payable......................................................       (252,437)      (527,603)
    Principal payments under capital lease obligations.............................       (883,029)      (174,415)
    Proceeds from issuance of common stock.........................................         46,747        316,377
                                                                                     -------------  -------------
  Net cash used in financing activities............................................     (1,088,719)      (385,641)
                                                                                     -------------  -------------
Net decrease in cash and cash equivalents..........................................     (4,601,898)    (2,334,122)
Cash and cash equivalents, beginning of period.....................................     27,900,802     15,715,726
                                                                                     -------------  -------------
Cash and cash equivalents, end of period...........................................  $  23,298,904  $  13,381,604
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

    The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (the "Company"). The Company believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in the Company's annual financial statements have been omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

2. SIGNIFICANT ACCOUNTING POLICIES

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

    A reconciliation of the denominators of the basic and diluted earnings per share computations for income (loss) from continuing operations is shown below:

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                           --------------------------  --------------------------
                                                               1997          1998          1997          1998
                                                           ------------  ------------  ------------  ------------
Shares for basic earnings per share......................    14,629,937    15,798,486    14,620,421    15,752,223
Effect of options and warrants...........................     1,675,038            --     1,720,780            --
                                                           ------------  ------------  ------------  ------------
Shares for diluted earnings per share....................    16,304,975    15,798,486    16,341,201    15,752,223
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

    Stock options and warrants convertible into common stock have been excluded from the diluted computation for the three and six months ended June 30, 1998 as they are anti-dilutive. Had such shares been included, shares for the dilutive computation would have increased by approximately 1,800,000 and 2,000,000 shares for the three and six months ended June 30, 1998, respectively.

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

3. RESTATEMENT

    The Company has restated its previously filed condensed consolidated financial statements as of and for the three and six months ended June 30, 1998 to adjust the allocation of purchase price related to the acquisition of Coral Systems, Inc. ("Coral") in November, 1997, and the resulting amortization of goodwill and intangible assets.

    The Securities and Exchange Commission ("SEC") issued new guidance in September 1998 on its views regarding the valuation methodologies used to determine the allocation of purchase price to acquired in-process research and development ("IPRD") and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPRD be expenses upon consummation of an acquisition. Following discussions between the Company and the staff of the SEC regarding the application of this guidance, the Company has modified the methods used to value IPRD and other intangible assets acquired in connection with the acquisition of Coral. The revised valuation is based on management's best estimates at the date of acquisition of the net cash flows expected to be generated by Coral on a going-forward basis and gives explicit consideration to the SEC's views on IPRD as set forth in guidance issued in its September 1998 letter to the American Institute of Certified Public Accountants. As a result of this revised valuation, the amount of purchase price allocated to IPRD at the date of acquisition decreased from $16 million to $4 million, and the amount ascribed to goodwill and acquired intangible assets increased by $4.0 million and $8.0 million, respectively.

    The effects of this restatement on the Company's consolidated financial statements are as follows:

CONSOLIDATED BALANCE SHEETS:

                                                                        JUNE 30, 1998
                                                                 ----------------------------
                                                                 AS PREVIOUSLY
                                                                   REPORTED      AS RESTATED
                                                                 -------------  -------------
Goodwill--net..................................................  $   5,179,557  $   9,311,665
Acquired intangible assets--net................................             --  $   6,228,378
Total assets...................................................     50,233,690     60,594,176
Total stockholders' equity.....................................     39,790,043     50,150,529

CONSOLIDATED STATEMENT OF OPERATIONS:

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30, 1998                JUNE 30, 1998
                                                        --------------------------  ----------------------------
                                                             AS
                                                         PREVIOUSLY                 AS PREVIOUSLY
                                                          REPORTED    AS RESTATED     REPORTED      AS RESTATED
                                                        ------------  ------------  -------------  -------------
Cost of revenues......................................   $7,702,942   $  7,950,092  $  14,002,651  $  15,074,151
Total operating expenses..............................    7,112,930      7,303,535     14,168,476     14,349,685
Net income (loss).....................................      278,263       (159,492)       371,073       (881,636)
Basic and diluted (loss) per common share.............   $     0.02   $      (0.01) $        0.02  $       (0.06)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS FORM 10-Q/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING (A) THE UNPREDICTABILITY OF FUTURE REVENUES AND POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, (B) CONTINUING RAPID CHANGE IN THE TELECOMMUNICATIONS INDUSTRY THAT MAY AFFECT BOTH LIGHTBRIDGE, INC. AND ITS CUSTOMERS, (C) CUSTOMER CONCENTRATION, (D) UNCERTAINTIES ASSOCIATED WITH THE ABILITY OF LIGHTBRIDGE, INC. TO DEVELOP NEW PRODUCTS AND TECHNOLOGIES, (E) MARKET ACCEPTANCE OF NEW PRODUCTS OF LIGHTBRIDGE, INC. AND CONTINUING DEMAND FOR PRODUCTS OF LIGHTBRIDGE, INC. BY TELECOMMUNICATIONS COMPANIES, (F) THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING ON BOTH LIGHTBRIDGE, INC. AND ITS CUSTOMERS AND
(G) THE OTHER FACTORS SET FORTH UNDER "ITEM 1A. RISK FACTORS" IN THE ANNUAL REPORT ON FORM 10-K/A OF LIGHTBRIDGE, INC. FOR THE YEAR ENDED DECEMBER 31, 1997. Information set forth under the heading "Item 1A. Risk Factors" in the Annual Report on Form 10-K/A of Lightbridge, Inc. for the year ended December 31, 1997 is incorporated as an exhibit to this Form 10-Q/A. Unless the context otherwise requires, "Lightbridge" and the "Company" refer collectively to Lightbridge and its subsidiaries.

    CHURNALERT and FRAUDBUSTER are registered trademarks of the Company, and CUSTOMER ACQUISITION SYSTEM, LIGHTBRIDGE and POPS are trademarks of the Company. All other trademarks or trade names referred to in this Form 10-Q/A are the property of their respective owners.

RESTATEMENT

    The Company has restated its previously filed condensed consolidated financial statements for the three and six months ended June 30, 1998 to adjust the allocation of purchase price related to the acquisition of Coral Systems, Inc. ("Coral") in November, 1997 and the resulting amortization of goodwill and intangible assets.

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

    In November 1997, the Company acquired all of the outstanding stock of Coral pursuant to an Agreement and Plan of Reorganization dated as of September 9, 1997 (the "Reorganization Agreement"). The acquisition was effected through a reverse triangular merger (the "Merger") in which a newly formed subsidiary of Lightbridge was merged with and into Coral and the surviving corporation became a wholly owned subsidiary of the Company. Pursuant to the Merger, each of the outstanding shares of Coral's stock was converted into a fraction of a share of Lightbridge's common stock, determined as set forth in the Reorganization Agreement. In addition, as a result of the Merger, all options and warrants to purchase shares of Coral's stock became exercisable, when vested, to purchase shares of Lightbridge's common stock. As a result of the Merger, Lightbridge issued 892,073 shares of its common stock for all of the outstanding shares of Coral's common stock and reserved 114,399 shares of its common stock for Coral's options and warrants. The Merger has been accounted for using the purchase method, which combines the results of Coral from the date of acquisition with those of the Company. As a result, the Company's results of operations include Coral's results for the three and six months ended June 30, 1998, but not for the three and six months ended June 30, 1997. During the three months ended June 30, 1998, the Company incurred expenses in connection with moving Coral's facilities from Longmont, Colorado to 320 Interlocken Parkway, Broomfield, Colorado; the move is expected to be completed in August 1998.

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

    The Company's software licensing revenues consist of revenues attributable to the licensing of Company's Channel Solutions, Customer Management and Fraud Management software. The Company began licensing its Channel Solutions software with the introduction of its POPS product in fiscal 1995. Lightbridge's Channel Solutions products are designed to assist customers in interfacing with the Company's systems as well as to perform other point-of-sale and channel functionality. The Company's Customer Management products are designed to help carriers analyze their marketplace to improve their business operations. While the Company's software products are licensed as packaged software products, each of these products requires customization and integration with other products and systems to varying degrees. When a product requires significant customization and/or integration, the entire arrangement is accounted for in conformity with Accounting Research Bulletin No. 45, using relevant guidance in SOP 97-2 and in SOP 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCTION-TYPE CONTRACTS. If no significant customization or integration exists for a product, then revenues are recognized when delivery has occurred, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. In either event, revenue is not recognized until the product is accepted by the client if the arrangement specifies acceptance. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement and are included in software licensing revenue.

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

    During the second quarter of 1998, the Company continued its efforts to complete development of in-process technology acquired from Coral. In June 1998, the Company released FraudBuster 4.2.5, a new version of FraudBuster that provides certain performance and functional enhancements. As of June 30, 1998, the Company was continuing to develop two new versions of FraudBuster, one of which is expected to contain additional performance and functional enhancements and is currently scheduled to be released in the fourth quarter of 1998, and the other of which is expected to contain substantial enhancements in performance, scalability and functionality and is currently scheduled to be released in 1999. The Company was also continuing to develop a product that is expected to be complementary to FraudBuster and to contain new subscription fraud detection tools. This product is currently scheduled to be available in the first quarter of 1999. Finally, the Company continued its development efforts with respect to two versions of ChurnAlert, which are currently scheduled to be released in the third quarter of 1998 and in 1999. Although the completion dates for these projects have been delayed, as of the date this report was originally filed, the Company had not changed its original estimate of the total costs it expected to incur to complete these projects because of changes in projected development staffing levels. If the Company is unsuccessful in completing these projects, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

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

RESULTS OF OPERATIONS

                                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                        JUNE 30,              JUNE 30,
                                                                                  --------------------  --------------------
                                                                                    1997       1998       1997       1998
                                                                                  ---------  ---------  ---------  ---------
                                                                                                (1)                   (1)
Revenues:
  Transaction services..........................................................       66.3%      60.3%      67.3%      59.7%
  Software licensing............................................................       10.8       22.5        9.8       26.4
  Consulting services...........................................................       22.9       17.2       22.9       13.9
                                                                                  ---------  ---------  ---------  ---------
  Total revenues................................................................      100.0      100.0      100.0      100.0
                                                                                  ---------  ---------  ---------  ---------
Cost of revenues:...............................................................
  Transaction services..........................................................       38.1       33.8       38.8       35.6
  Software licensing............................................................        3.3        7.5        2.4        8.8
  Consulting services...........................................................        4.7       11.2        5.5        8.6
                                                                                  ---------  ---------  ---------  ---------
  Total cost of revenues........................................................       46.1       52.5       46.7       53.0
                                                                                  ---------  ---------  ---------  ---------
Gross profit....................................................................       53.9       47.5       53.3       47.0
                                                                                  ---------  ---------  ---------  ---------
Operating expenses:
  Development...................................................................       15.0       16.0       15.0       16.6
  Sales and marketing...........................................................       15.0       11.3       14.6       12.9
  General and administrative....................................................       10.8       20.9       11.9       20.9
                                                                                  ---------  ---------  ---------  ---------
  Total operating expenses......................................................       40.8       48.2       41.5       50.4
                                                                                  ---------  ---------  ---------  ---------
Income (loss) from operations...................................................       13.1       (0.7)      11.8       (3.4)
Other income, net...............................................................        3.0        1.4        2.6        1.5
                                                                                  ---------  ---------  ---------  ---------
Income (loss) before provision for (benefit from) income taxes..................       16.1        0.7       14.4       (1.9)
Provision for (benefit from) income taxes.......................................        6.1        1.8       (0.6)       1.2
                                                                                  ---------  ---------  ---------  ---------
Net income (loss)...............................................................       10.0%      (1.1)%      15.0%      (3.1)%
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------

------------------------

(1) As restated. See Note 3 of Notes to the Unaudited Condensed Consolidated Financial Statements.

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

    COST OF REVENUES. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and certain acquired intangible assets. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction services revenues between revenues from on-line transaction processing and revenues from processing transactions services through the Company's Teleservices Group and changes in the mix of total revenues between transaction services revenues, software licensing revenues and consulting services revenues.

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

    Software licensing cost of revenues increased by 287.1% to $1.1 million in the three months ended June 30, 1998 from $0.3 million in the three months ended June 30, 1997, while increasing as a percentage of total revenues to 7.5% from 3.3%. Both the dollar increase and the increase as a percentage of total revenues in software licensing cost of revenues for the three months ended June 30,

1998 was primarily due to the increased cost of revenues for Fraud Management products and amortization expense for certain acquired intangible assets.

    Consulting services cost of revenues increased by 299.0% to $1.7 million in the three months ended June 30, 1998 from $0.4 million in the three months ended June 30, 1997, while increasing as a percentage of total revenues to 11.2% from 4.7%. Both the dollar increase and the increase as a percentage of total revenues in consulting services cost of revenues was primarily due to the increase in consulting staff due to the expansion of the consulting services group, including both newly hired personnel and personnel reallocated from other areas of the Company's operations, including sales and marketing, as part of the establishment of Lightbridge Consulting Services. The Company expects to continue hiring consulting staff during the three months ending September 30, 1998 and, to a lesser extent, the three months ending December 31, 1998.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of administrative, executive, finance and human resources personnel, fees for outside professional services, and amortization of goodwill incurred pursuant to the acquisition of Coral. General and administrative expenses increased by 223.3% to $3.2 million in the three months ended June 30, 1998 from $1.0 million in the three months ended June 30, 1997. The increase reflected the amortization of $0.7 million of goodwill and certain acquired intangible assets attributable to the Company's acquisition of Coral, certain costs associated with the integration of Coral and the addition of finance personnel.

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

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company's effective tax rate was 27.2% and 38.0% for the three months ended June 30, 1998 and 1997, respectively. The relatively high effective tax rate for 1998 results in part from goodwill attributable to the Company's acquisition of Coral; the amortization of this goodwill is recognized as an expense for accounting purposes, but is not deductible for tax purposes. Since the goodwill attributable to the Coral acquisition will continue to be amortized through the three months ending December 31, 2001, the Company anticipates that its effective tax rate will continue to be relatively high during that amortization period and, in particular, estimates that its effective tax rate for the year ending December 31, 1999 will be between 40% and 42%. The actual effective tax rate for 1998 and 1999 may vary significantly from the Company's estimates as the result of a number of factors, including any and all factors that cause the Company's actual revenues for those years to vary from the Company's internal estimates.

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

    Software licensing cost of revenues increased by 487.8% to $2.5 million in the six months ended June 30, 1998 from $0.4 million in the six months ended June 30, 1997. The increase in software licensing cost of revenues for the six months ended June 30, 1998 was primarily due to the increased costs of revenues for Fraud Management products and amortization expense for certain acquired intangible assets.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 172.1% to $6.0 million in the six months ended June 30, 1998 from $2.1 million in the six months ended June 30, 1997. The increase reflected the amortization of $1.5 million of goodwill and certain acquired intangible assets attributable to the Company's acquisition of Coral, certain costs associated with the integration of Coral and the addition of finance personnel. The increase also reflected (i) a one-time write-off during the six months ended June 30, 1998 of approximately $0.1 million relating to fixed assets, including leasehold improvements and telephone systems, used at Coral's existing facilities in Longmont, Colorado, that will not be deployed at its new facilities in Broomfield, Colorado, (ii) write-offs of approximately $0.3 million for bad debts attributable principally to contracts of Coral that predated the Company's acquisition of Coral and (iii) accruals of approximately $0.3 million for various matters, including sales taxes, the Company's allowance for doubtful accounts and costs attributable to the Company's establishment of foreign subsidiaries in Asia and the United Kingdom.

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

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. During the six months ended June 30, 1998 and 1997, the Company's effective tax rate was 59.5% and (3.6)%, respectively. The Company's effective tax rate in 1997 was affected by the reversal of its deferred tax valuation allowance and the utilization of certain tax credits in the quarter ended March 31, 1997.

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

REVENUES AND COSTS OF REVENUES FOR THREE MONTHS ENDED SEPTEMBER 30, 1997 AND
  DECEMBER 31, 1997

    As discussed under "--Overview" above, prior to the filing of this Form 10-Q, the Company has reported its software licensing and consulting services revenues as a single line item in its income statements. The following table presents the Company's revenues and costs of revenues for the last two quarters of the year ended December 31, 1997 on the basis of three components-- transaction services, software licensing and consulting services--consistent with the presentation in the income statements included in this Form 10-Q.

                                                                                       THREE MONTHS ENDED
                                                                              ------------------------------------
                                                                                SEPTEMBER 30,
                                                                                    1997         DECEMBER 31, 1997
                                                                              -----------------  -----------------
Revenues:
  Transaction services......................................................    $   6,749,506      $   8,130,089
  Software licensing........................................................          862,843          3,723,661
  Consulting services.......................................................        1,844,933          1,407,602
                                                                              -----------------  -----------------
      Total revenues........................................................    $   9,457,282      $  13,261,352
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------
Cost of revenues:
  Transaction services......................................................    $   3,754,795      $   4,859,486
  Software licensing........................................................          232,358          1,376,160
  Consulting services.......................................................          397,949            486,796
                                                                              -----------------  -----------------
      Total cost of revenues................................................    $   4,385,102      $   6,722,442
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LIGHTBRIDGE, INC.

Date: March 31, 1999                     *BY: /S/ JOSEPH S. TIBBETTS, JR.
                                         ------------------------------------------------
                                         Joseph S. Tibbetts, Jr.
                                         SENIOR VICE PRESIDENT, FINANCE AND
                                         ADMINISTRATION AND CHIEF FINANCIAL OFFICER
                                         (AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL
                                         AND ACCOUNTING OFFICER)