Form 10-Q/A
period 1998-09-30
LIGHTBRIDGE INC
filed 1999-03-31
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 2

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

    On February 24, 1999, the registrant announced that it had restated its financial statements for the year ended December 31, 1997 and the quarters ended March 31, June 30, and September 30, 1998 to correct the accounting relating to the acquisition of Coral Systems in November 1997. This amended Quarterly Report on Form 10-Q contains restated financial information and disclosures for the quarter ended September 30, 1998. (See Note 5 to the unaudited condensed consolidated financial statements).

    Unless otherwise stated, information in the originally filed Form 10-Q for the quarter ended September 30, 1998 is presented as of the original filing date, and has not been updated in this amended filing.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIGHTBRIDGE, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                          -------------

                                             PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Balance Sheets as of December 31, 1997 and September 30, 1998 (Restated).....................            3

           Income Statements for the three months ended September 30, 1997
             and September 30, 1998 (Restated)..........................................................            4

           Statements of Operations for the nine months ended September 30, 1997
             and September 30, 1998 (Restated)..........................................................            5

           Statements of Cash Flows for the nine months ended September 30, 1997
             and September 30, 1998 (Restated)..........................................................            6

           Notes to Unaudited Condensed Consolidated Financial Statements...............................            7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........           10

                                              PART II. OTHER INFORMATION

SIGNATURE...............................................................................................           20

                               INTRODUCTORY NOTE

    This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 1998, as filed by the Registrant on November 23, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of acquired in-process research and development in connection with the acquisition of Coral Systems in November 1997.

                         PART I. FINANCIAL INFORMATION

         ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    SEPTEMBER 30,
                                                                                                        1998
                                                                                     DECEMBER 31,   -------------
                                                                                         1997
                                                                                     -------------   (RESTATED,
                                                                                                     SEE NOTE 5)
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................................  $  15,715,726  $  12,582,230
  Accounts receivable, net.........................................................     13,213,052     17,028,919
  Other current assets.............................................................      2,885,583      2,197,391
                                                                                     -------------  -------------
    Total current assets...........................................................     31,814,361     31,808,540
Property and equipment, net........................................................     11,763,013     13,476,126
Goodwill, net......................................................................     10,383,581      8,774,442
Acquired intangible assets, net....................................................      7,716,545      5,772,895
Other assets, net..................................................................      1,887,676      1,500,804
                                                                                     -------------  -------------
        Total assets...............................................................  $  63,565,176  $  61,332,807
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........................................  $   8,164,817  $   5,590,788
  Short-term borrowings and current portion of notes payable.......................        805,205        729,071
  Deferred revenues................................................................      1,658,406      2,009,749
                                                                                     -------------  -------------
    Total current liabilities......................................................     10,628,428      8,329,608
  Other long-term liabilities......................................................        823,346      1,696,198
  Notes payable....................................................................      1,397,614        772,563
                                                                                     -------------  -------------
    Total liabilities..............................................................     12,849,388     10,798,369
                                                                                     -------------  -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or
    outstanding at December 31, 1997 and September 30, 1998, respectively..........             --             --
  Common stock, $.01 par value; 60,000,000 shares authorized; 16,492,954 and
    16,819,507 shares issued and 15,665,662 and 15,992,215 shares outstanding at
    December 31, 1997 and September 30, 1998, respectively.........................        164,929        168,194
  Additional paid-in capital.......................................................     53,660,991     54,094,446
  Warrants.........................................................................        598,875        598,875
  Accumulated deficit..............................................................     (2,084,044)    (2,702,114)
                                                                                     -------------  -------------
    Total..........................................................................     52,340,751     52,159,401
  Less:  treasury stock, at cost...................................................     (1,624,963)    (1,624,963)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     50,715,788     50,534,438
                                                                                     -------------  -------------
        Total liabilities and stockholders' equity.................................  $  63,565,176  $  61,332,807
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       ---------------------------
                                                                                           1997          1998
                                                                                       ------------  -------------
                                                                                                      (RESTATED,
                                                                                                      SEE NOTE 5)
Revenues:
  Transaction services...............................................................  $  6,749,506  $  10,682,320
  Software licensing and maintenance.................................................       862,843      2,498,841
  Consulting services................................................................     1,844,933      2,422,648
                                                                                       ------------  -------------
    Total revenues...................................................................     9,457,282     15,603,809
                                                                                       ------------  -------------
Cost of revenues:
  Transaction services...............................................................     3,754,795      5,804,219
  Software licensing and maintenance.................................................       232,358      1,160,078
  Consulting services................................................................       397,949      1,292,947
                                                                                       ------------  -------------
    Total cost of revenues...........................................................     4,385,102      8,257,244
                                                                                       ------------  -------------
Gross profit.........................................................................     5,072,180      7,346,565
                                                                                       ------------  -------------
Operating expenses:
  Development........................................................................     1,532,353      2,327,608
  Sales and marketing................................................................     1,249,481      1,609,761
  General and administrative.........................................................     1,097,373      2,640,156
                                                                                       ------------  -------------
    Total operating expenses.........................................................     3,879,207      6,577,525
                                                                                       ------------  -------------
Income from operations...............................................................     1,192,973        769,040
Other income (expense):
  Interest income....................................................................       292,304        102,374
  Interest expense...................................................................       (88,194)       (70,767)
  Other non-operating income.........................................................        98,432         85,919
                                                                                       ------------  -------------
Income before provision for income taxes.............................................     1,495,515        886,566
Provision for income taxes...........................................................       568,300        623,000
                                                                                       ------------  -------------
Net income...........................................................................  $    927,215  $     263,566
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Basic and diluted earnings per common share..........................................  $       0.06  $        0.02
                                                                                       ------------  -------------
                                                                                       ------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     NINE MONTHS ENDED SEPTEMBER
                                                                                                 30,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------
                                                                                                     (RESTATED,
                                                                                                     SEE NOTE 5)
Revenues:
  Transaction services.............................................................  $  18,751,427  $  27,667,653
  Software licensing and maintenance...............................................      2,608,108     10,019,903
  Consulting services..............................................................      5,928,435      6,364,551
                                                                                     -------------  -------------
    Total revenues.................................................................     27,287,970     44,052,107
                                                                                     -------------  -------------
Cost of revenues:
  Transaction services.............................................................     10,675,657     15,924,134
  Software licensing and maintenance...............................................        658,293      3,663,892
  Consulting services..............................................................      1,371,243      3,743,369
                                                                                     -------------  -------------
    Total cost of revenues.........................................................     12,705,193     23,331,395
                                                                                     -------------  -------------
Gross profit.......................................................................     14,582,777     20,720,712
                                                                                     -------------  -------------
Operating expenses:
  Development......................................................................      4,214,566      7,049,279
  Sales and marketing..............................................................      3,854,030      5,281,003
  General and administrative.......................................................      3,219,990      8,596,928
                                                                                     -------------  -------------
    Total operating expenses.......................................................     11,288,586     20,927,210
                                                                                     -------------  -------------
Income (loss) from operations......................................................      3,294,191       (206,498)
Other income (expense):
  Interest income..................................................................        939,545        501,555
  Interest expense.................................................................       (279,736)      (170,379)
  Other non-operating income.......................................................        113,956        209,252
                                                                                     -------------  -------------
Income before provision for income taxes...........................................      4,067,956        333,930
Provision for income taxes.........................................................        474,791        952,000
                                                                                     -------------  -------------
Net income (loss)..................................................................  $   3,593,165  $    (618,070)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Basic earnings (loss) per common share.............................................  $        0.25  $       (0.04)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Diluted earnings (loss) per common share...........................................  $        0.22  $       (0.04)
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED SEPTEMBER
                                                                                                 30,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------
                                                                                                     (RESTATED,
                                                                                                     SEE NOTE 5)
Cash Flows From Operating Activities:
  Net income (loss)................................................................  $   3,593,165  $    (618,070)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization..................................................      3,217,823      7,700,528
    Gain on sale of equipment......................................................        (43,003)            --
    Amortization of discount on notes payable......................................         26,847         27,552
    Deferred taxes.................................................................       (931,752)            --
    Changes in assets and liabilities:
      Accounts receivable and other current assets.................................     (4,148,183)    (3,147,675)
      Other assets.................................................................       (249,811)      (223,137)
      Deferred rent................................................................        399,946             --
      Accounts payable and accrued liabilities.....................................        677,325     (2,574,029)
      Deferred revenues............................................................        (76,526)       351,343
      Other liabilities............................................................             --      1,103,033
                                                                                     -------------  -------------
  Net cash provided by operating activities........................................      2,465,831      2,619,545
                                                                                     -------------  -------------
Cash Flows From Investing Activities:
    Principal payment--note receivable from officer................................             --         20,000
    Purchases of property and equipment............................................     (7,681,993)    (5,250,843)
    Purchase of investments........................................................     (2,069,323)            --
    Redemption of investments......................................................      2,069,323             --
    Capitalization of software development costs...................................       (333,203)            --
    Proceeds from sale of equipment................................................        166,246             --
    Reimbursement for leasehold improvements.......................................        254,405             --
                                                                                     -------------  -------------
  Net cash used in investing activities............................................     (7,594,545)    (5,230,843)
                                                                                     -------------  -------------
Cash Flows From Financing Activities:
    Principal payments on notes payable............................................       (453,737)      (728,737)
    Principal payments under capital lease obligations.............................     (1,230,320)      (230,181)
    Proceeds from issuance of common stock.........................................        139,910        436,720
    Proceeds from exercise of warrant..............................................         25,000             --
    Expenditures made for acquisition activities...................................       (183,915)            --
    Issuance of note receivable....................................................        (75,000)            --
                                                                                     -------------  -------------
  Net cash used in financing activities............................................     (1,778,062)      (522,198)
                                                                                     -------------  -------------
Net decrease in cash and cash equivalents..........................................     (6,906,776)    (3,133,496)
Cash and cash equivalents, beginning of period.....................................     27,900,802     15,715,726
                                                                                     -------------  -------------
Cash and cash equivalents, end of period...........................................  $  20,994,026  $  12,582,230
                                                                                     -------------  -------------
                                                                                     -------------  -------------

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

    A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------  --------------------------
                                           1997          1998          1997          1998
                                       ------------  ------------  ------------  ------------
Shares for basic earnings per
  share..............................    14,698,003    15,860,518    14,646,282    15,788,661
Effect of options and warrants.......     1,948,995     1,448,751     1,801,798            --
                                       ------------  ------------  ------------  ------------
Shares for diluted earnings per
  share..............................    16,646,998    17,309,269    16,448,080    15,788,661
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

    Stock options and warrants convertible into common stock have been excluded from the diluted computation for the nine months ended September 30, 1998 as they are anti-dilutive. Had such shares been included, shares for the dilutive computation would have increased by approximately 1,800,000 shares for the nine months ended September 30, 1998.

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

    Future minimum payments under operating leases and income from subleases consist of the following at September 30, 1998:

                                                                     OPERATING     SUBRENTAL
                                                                      LEASES         INCOME
                                                                   -------------  ------------
Three months ended December 31, 1998.............................  $     808,557  $    245,236
Year ended December 31, 1999.....................................      3,567,268       994,854
Year ended December 31, 2000.....................................      3,436,166       826,791
Year ended December 31, 2001.....................................      2,883,373       298,139
Year ended December 31, 2002.....................................      2,079,317            --
Year ended December 31, 2003.....................................        387,041            --
                                                                   -------------  ------------
Total minimum lease payments.....................................  $  13,161,722  $  2,365,020
                                                                   -------------  ------------
                                                                   -------------  ------------

5. RESTATEMENT

    The Company has restated its previously filed condensed consolidated financial statements as of and for the three and nine months ended September 30, 1998 to adjust the allocation of purchase price related to the acquisition of Coral Systems, Inc. ("Coral") in November, 1997 and the resulting amortization of goodwill and intangible assets.

    The Securities and Exchange Commission ("SEC") issued new guidance in September 1998 on its views regarding the valuation methodologies used to determine the allocation of purchase price to acquired in-process research and development ("IPRD") and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition. Following discussions between the Company and the staff of the SEC regarding the application of this guidance, the Company has modified the methods used to value IPRD and other intangible assets acquired in connection with the acquisition of Coral. The revised valuation is based on management's best estimates at the date of acquisition of the net cash flows expected to be generated by Coral on a going-forward basis and gives explicit consideration to the SEC's views on IPRD as set forth in in its September 1998 letter to the American Institute of Certified Public Accountants. As a result of this revised valuation, the amount of purchase price allocated to IPRD at the date of acquisition decreased from $16 million to $4 million, and the amount ascribed to goodwill and acquired intangible assets increased by $4.0 million and $8.0 million, respectively.

    The effects of this restatement on the Company's consolidated financial statements are as follows:

CONSOLIDATED BALANCE SHEETS:

                                                                      SEPTEMBER 30, 1998
                                                                 ----------------------------
                                                                 AS PREVIOUSLY
                                                                   REPORTED      AS RESTATED
                                                                 -------------  -------------
Goodwill--net..................................................  $   4,624,605  $   8,774,442
Acquired intangible assets--net................................             --      5,772,895
Total assets...................................................  $   1,410,075     61,332,807
Total stockholders' equity.....................................     40,611,706     50,534,438

CONSOLIDATED STATEMENT OF OPERATIONS:

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                       SEPTEMBER 30, 1998            SEPTEMBER 30, 1998
                                  ----------------------------  ----------------------------
                                  AS PREVIOUSLY                 AS PREVIOUSLY
                                    REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                  -------------  -------------  -------------  -------------
Cost of revenues................  $   8,010,094  $   8,257,244  $  22,012,745  $  23,331,395
Total operating expenses........      6,386,921      6,577,525     20,555,397     20,927,210
Net income (loss)...............        701,320        263,566      1,072,393       (618,070)
Basic and diluted (loss) per
  common share..................  $        0.04  $       (0.02) $        0.07  $       (0.04)
Diluted earnings (loss) per
  common share..................  $        0.04  $       (0.02) $        0.06  $       (0.04)

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

RESTATEMENT

    The Company has restated its previously filed condensed consolidated financial statements as of and for the three and nine months ended September 30, 1998 to adjust the allocation of purchase price related to the acquisition of Coral Systems, Inc. ("Coral") in November, 1997 and the resulting amortization of goodwill and intangible assets.

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

RESULTS OF OPERATIONS

                                                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                               --------------------  --------------------
                                                                                 1997       1998       1997       1998
                                                                               ---------  ---------  ---------  ---------
                                                                                             (1)                   (1)
Revenues:
  Transaction services.......................................................       71.4%      68.5%      68.7%      62.8%
  Software licensing and maintenance.........................................        9.1       16.0        9.6       22.7
  Consulting services........................................................       19.5       15.5       21.7       14.5
                                                                               ---------  ---------  ---------  ---------
    Total revenues...........................................................      100.0      100.0      100.0      100.0
                                                                               ---------  ---------  ---------  ---------
Cost of revenues:
  Transaction services.......................................................       39.7       37.2       39.1       36.2
  Software licensing and maintenance.........................................        2.5        7.4        2.4        8.3
  Consulting services........................................................        4.2        8.3        5.1        8.5
                                                                               ---------  ---------  ---------  ---------
    Total cost of revenues...................................................       46.4       52.9       46.6       53.0
                                                                               ---------  ---------  ---------  ---------
Gross profit.................................................................       53.6       47.1       53.4       47.0
                                                                               ---------  ---------  ---------  ---------
Operating expenses:
  Development................................................................       16.2       14.9       15.4       16.0
  Sales and marketing........................................................       13.2       10.3       14.1       12.0
  General and administrative.................................................       11.6       17.0       11.8       19.5
                                                                               ---------  ---------  ---------  ---------
    Total operating expenses.................................................       41.0       42.2       41.3       47.5
                                                                               ---------  ---------  ---------  ---------
Income (loss) from operations................................................       12.6        4.9       12.1       (0.5)
Other income, net............................................................        3.2        0.8        2.8        1.3
                                                                               ---------  ---------  ---------  ---------
Income before provision for income taxes.....................................       15.8        5.7       14.9        0.8
Provision for income taxes...................................................        6.0        4.0        1.7        2.2
                                                                               ---------  ---------  ---------  ---------
Net income...................................................................        9.8%       1.7%      13.2%      (1.4)%
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

------------------------

(1) As restated. See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

    Software licensing and maintenance cost of revenues increased by 399.3% to $1.2 million in the three months ended September 30, 1998 from $0.2 million in the three months ended September 30, 1997, while increasing as a percentage of total revenues to 7.4% from 2.5%. Both the dollar increase and the increase as a percentage of total revenues in software licensing cost of revenues for the three months ended September 30, 1998 were primarily due to the increased cost of revenues for Fraud Management products and amortization expense of certain acquired intangible assets.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel, fees for outside professional services, and amortization of goodwill incurred pursuant to the acquisition of Coral. General and administrative expenses increased by 140.6% to $2.6 million in the three months ended September 30, 1998 from $1.1 million in the three months ended September 30, 1997. The increase reflected the amortization of

$0.7 million of goodwill and certain acquired intangible assets attributable to the Company's acquisition of Coral and an increase in the number of personnel. The Company expects that its general and administrative costs will not materially change during the three months ended December 31, 1998.

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

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company's effective tax rate was 70.3% and 38.0% for the three months ended September 30, 1998 and 1997, respectively. The relatively high effective tax rate for 1998 results in part from goodwill and acquired intangible assets attributable to the Company's acquisition of Coral; the amortization of this goodwill and acquired intangible assets is recognized as an expense for accounting purposes, but is not deductible for tax purposes. Since the goodwill and acquired intangible assets attributable to the Coral acquisition will continue to be amortized through the five years ending December 31, 2002, the Company anticipates that its effective tax rate will continue to be relatively high during that amortization period and, in particular, estimates that its effective tax rate for the year ending December 31, 1999 also will be approximately 47%. The actual effective tax rate for 1998 and 1999 may vary significantly from the Company's estimates as the result of a number of factors, including any and all factors that cause the Company's actual revenues for those years to vary from the Company's internal estimates.

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

    Software licensing and maintenance cost of revenues increased by 456.6% to $3.7 million in the nine months ended September 30, 1998 from $0.7 million in the nine months ended September 30, 1997. The increase in software licensing cost of revenues for the nine months ended September 30, 1998 was primarily due to the increased costs of revenues for Fraud Management products and amortization expense of certain acquired intangible assets.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 167.0% to $8.6 million in the nine months ended September 30, 1998 from $3.2 million in the nine months ended September 30, 1997. The increase reflected the amortization of $2.2 million of goodwill and certain acquired intangible assets attributable to the Company's acquisition of Coral, certain costs associated with the integration of Coral and the hiring of additional personnel. The increase also reflected (i) a one-time write-off during the nine months ended September 30, 1998 of approximately $0.1 million relating to fixed assets, including leasehold improvements and telephone systems, used at Coral's existing facilities in Longmont, Colorado, that were not deployed at its new facilities in Broomfield, Colorado, (ii) write-offs of approximately $0.3 million for bad debts attributable principally to contracts of Coral that predated the Company's acquisition of Coral and (iii) accruals of approximately $0.3 million for various matters, including sales taxes, the Company's allowance for doubtful accounts and costs attributable to the Company's establishment of foreign subsidiaries in Asia and the United Kingdom.

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

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. During the nine months ended September 30, 1998 and 1997, the Company's effective tax rate was 285.1% and 11.7%, respectively. The Company's effective tax rate in 1997 was affected by the reversal of its deferred tax valuation allowance and the utilization of certain tax credits in the quarter ended March 31, 1997.

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

    The Company's capital expenditures totaled $3.3 million and $5.3 million, respectively, for the three and nine months ended September 30, 1998 and $4.2 million and $7.7 million, respectively, for the three and nine months ended September 30, 1997. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure and computer equipment for development activities. Capital expenditures during the three months ended September 30, 1998 also included leasehold improvements and other costs attributable to the relocation of Coral's facilities to Broomfield, Colorado. The Company expects capital expenditures for the remainder of 1998 to total approximately $0.3 million. The Company currently estimates that its capital expenditures for 1999 will total approximately $4.0 million to $5.0 million, although the actual amount of those expenditures may vary significantly, depending upon, among other things, the extent to which the Company determines to update the capacity of its data center and to acquire additional computer equipment. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2002.

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

                                LIGHTBRIDGE, INC.

                                By:  /s/ JOSEPH S. TIBBETTS, JR.
                                     -----------------------------------------
                                     Joseph S. Tibbetts, Jr.
                                     Senior Vice President, Finance and
                                       Administration and Chief Financial
                                       Officer (Authorized Officer and
                                       Principal Financial and Accounting
Date:  March 31, 1998                  Officer)