Form 10-K405
period 1998-12-31
LIGHTBRIDGE INC
filed 1999-03-31
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 12, 1999 was $58,106,815, based on a total of 11,476,756 shares held by nonaffiliates and on a closing price of $5.063 as reported on the Nasdaq National Market.

    The number of shares of Common Stock outstanding as of March 12, 1999 was 16,129,649.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Certain portions of such proxy statement are incorporated by reference in
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  -----
PART I
Item 1.      Business........................................................................................           3
Item 1A.     Risk Factors....................................................................................          13
Item 2.      Properties......................................................................................          20
Item 3.      Legal Proceedings...............................................................................          20
Item 4.      Submission of Matters to a Vote of Security Holders.............................................          20
Item 4A.     Executive Officers..............................................................................          21

PART II
Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters.......................          23
Item 6.      Selected Financial Data.........................................................................          24
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...........          25
Item 7A.     Quantitative and Qualitative Market Risk Disclosures............................................          34
Item 8.      Financial Statements and Supplementary Data.....................................................          35
Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure............          35

PART III
Item 10.     Directors and Executive Officers of the Registrant..............................................          35
Item 11.     Executive Compensation..........................................................................          35
Item 12.     Security Ownership of Certain Beneficial Owners and Management..................................          35
Item 13.     Certain Relationships and Related Transactions..................................................          36

PART IV
Item 14.     Exhibits, Financial Statements Schedules and Reports on Form 8-K................................          36

SIGNATURES...................................................................................................          39

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

                                     PART I

ITEM 1. BUSINESS

    Lightbridge, Inc. ("Lightbridge") develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition, retention and fraud prevention processes. Historically, Lightbridge's software-based solutions have been delivered primarily on an outsourcing and service bureau basis, but with the acquisition of Coral Systems, Inc. ("Coral") in November 1997 and the development of Lightbridge Consulting Services, a significant portion of Lightbridge's revenues are now derived from software licensing transactions and consulting services. Lightbridge's solutions combine the advantages of distributed access and workflow management, centrally managed client-specified business policies, and links to carrier and third-party systems. While its solutions historically have been delivered primarily to wireless carriers, Lightbridge began providing service to its first wireline client, a competitive local exchange carrier ("CLEC") in 1998. The open architecture underlying Lightbridge's software applications supports the development of flexible, integrated solutions, regardless of the type of wireless or wireline service provided by a client and independent of the client's computing environment. Lightbridge's depth of experience as a provider of these solutions to wireless telecommunications carriers historically, and more recently to carriers offering converged telecommunications services, positions Lightbridge to broaden its offerings to other telecommunications carriers.

    Lightbridge offers on-line, real-time transaction processing and call center support solutions to aid telecommunications carriers in qualifying and activating applicants for service, as well as software-based sales support services for traditional distribution channels, such as dealers and agents, and emerging distribution channels, such as mass market retail stores and Internet commerce. Lightbridge develops and implements interfaces that integrate its acquisition system with carrier and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. Lightbridge provides software-based decision support tools and services that enable carriers to reduce subscriber churn and to make more informed business decisions about their subscribers, markets and distribution channels. Lightbridge also maintains databases used to pre-screen applicants for fraud and provides software used to monitor subscriber call activity for fraud. In addition, Lightbridge has a global telecommunications consulting practice that provides business advisory, deployment, training, optimization, customization and integration services.

    Lightbridge was incorporated in Delaware in June 1989 under the name Credit Technologies, Inc. and in November 1994 changed its name to Lightbridge, Inc. In September 1996, Lightbridge organized a wholly owned subsidiary, Lightbridge Security Corporation, as a Massachusetts securities corporation to buy, hold and sell securities. In November 1997, Lightbridge acquired all of the outstanding capital stock of Coral, a Delaware corporation based in Colorado. In February 1998, Lightbridge organized Lightbridge Technologies Limited in England to serve clients in Europe, the Middle East and Africa. During 1998, Lightbridge also maintained an office in the Philippines, to serve clients located in Asia Pacific. Unless the context requires otherwise, references in this Form 10-K to "Lightbridge," the "Company," "We," "Us," and similar terms refer to Lightbridge, Inc. and its subsidiaries.

    CHANNEL WIZARD, CHURN PROPHET, FRAUD SENTINEL, FRAUDBUSTER and PROFILE are registered trademarks of Lightbridge, and ALIAS, ALLEGRO, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, INSIGHT, LIGHTBRIDGE, the Lightbridge logo, POPS, RETAIL MANAGEMENT SYSTEM, @RISK, RMS and TELESTO are trademarks of Lightbridge. All other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.

PRODUCTS AND SERVICES

    Telesto, Lightbridge's network of software-based acquisition and retention products and services permits a telecommunications carrier to select applications and functions to create an integrated, customized solution addressing the carrier's particular needs. Lightbridge's products and services are provided in five broad solutions areas:

GROUP                                                                  FUNCTIONS
------------------------------------  ---------------------------------------------------------------------------

CUSTOMER ACQUISITION SERVICES.......  On-line, real-time transaction processing services to aid carriers in qualifying and activating applicants for service, as well as call center support services to assist carriers in acquiring and activating applicants for service. Transaction processing services include proprietary databases and processing modules to evaluate existing subscribers and detect potential subscription fraud. Call center support services include qualification and activation, analyst reviews, telemarketing to existing and new subscribers, back-up and disaster recovery for acquisition and activation services, and customer care.

FRAUD MANAGEMENT....................  On-line, real-time inquiries into proprietary and exclusive databases and processing modules to pre-screen applicants for potential fraud, as well as software products for on-going monitoring of subscriber call activity from the carrier's switch to determine likely fraudulent use.

CHANNEL SOLUTIONS...................  Software products and services and consulting services to support a variety of distribution channels, including software applications for in-store use and call centers.

CUSTOMER MANAGEMENT.................  Software-based decision support tools and related consulting services to allow carriers to access data and analyze the marketplace in order to make more informed business decisions about their customers, markets and distribution channels.

CONSULTING SERVICES.................  Deployment, training, custom development and integration, solution optimization and business advisory services, provided in the fields of customer acquisition, customer retention, distribution management and fraud management.

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

    - INSIGHT is a proprietary database containing information about a carrier's existing accounts and previous applicants. InSight also evaluates existing subscribers who apply for additional services on the basis of their payment histories. InSight can decrease costs for carriers by reducing the number of credit bureau inquiries and the number of applications requiring manual review.

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

    Lightbridge's TeleServices Group provides a range of call center support solutions for the subscriber acquisition and activation process. TeleServices offerings include a call center solution for credit decisions and activations, and also analyst reviews, telemarketing to existing and new subscribers, back-up and disaster recovery for acquisition and activation services, and customer care. TeleServices solutions can be provided using CAS or a carrier's own customer acquisition system. Lightbridge's clients typically utilize TeleServices solutions as part of an overall sales and distribution strategy to expand or engage in special projects without incurring the overhead associated with building and maintaining a call center.

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

FRAUD MANAGEMENT

    Lightbridge's fraud solutions include real-time on-line access to proprietary and exclusive databases for pre-activation screening and software for on-going monitoring of subscriber call activity from the switch. Lightbridge's fraud solutions include:

    - FRAUD SENTINEL is a suite of fraud management tools, available separately or together. Lightbridge believes that Fraud Sentinel is the only pre-screening tool for detection and prevention of subscription fraud available in the wireless industry today. The components of Fraud Sentinel are:

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

    - @RISK, scheduled for general availability in 1999, serves as a repository for suspect information. @Risk enables carriers to access suspect information discovered from prior fraud investigations during their pre-screening process.

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

    - ALIAS, the industry's first subscription fraud profiler that detects suspect account activity, is scheduled to be available to clients in 1999. Alias, when used with @Risk in a pre-screening mode, represents the industry's only integrated front-end to back-end solution for combating subscription fraud. When Alias detects a change to the account information or matches against suspect information, an event is generated. Once an event is generated, an evaluation is done to determine whether a fraud investigator should take action. The statistically based scoring logic reduces the number of cases an investigator needs to work.

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

CHANNEL SOLUTIONS

    Lightbridge's Channel Solutions consist of products and services that support a growing range of distribution channels. The components of Channel Solutions include:

    - POPS, a Windows-based application typically used in carrier-owned or dealer/agent store locations, features a graphical user interface that allows even inexperienced sales staff to conduct qualification and activation transactions quickly via a dial-up or network connection to CAS. POPS ON THE WEB is a browser-enabled version of this software for Internet or Intranet environments. POPSEXPRESS is a version of POPS with less functionality that can be installed quickly in a variety of sales locations.

    - RETAIL MANAGEMENT SYSTEM ("RMS") is a point-of-sale client/server application designed to help telecommunications retailers manage the sale of telecommunications products more efficiently. RMS handles credit screening, transaction and payment processing, service activation, cash drawer management, inventory and purchasing management and management reporting.

    POPS and RMS are licensed to clients and require customization and integration with other products and systems to varying degrees. Pricing of these software products varies with the configurations selected, the number of locations licensed and the degree of customization required.

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

    Lightbridge also provides a range of consulting services to improve customer management including churn analysis and data warehouse design.

CONSULTING SERVICES

    Lightbridge Consulting Services is the only global telecommunications practice that delivers full-service consulting for customer acquisition and retention. It leverages Lightbridge's in-market expertise and focus in telecommunications to help carriers bring new services to market quickly, expedite the process of obtaining and retaining low-risk subscribers and enhance customer loyalty. The worldwide practice supports Lightbridge clients in Asia Pacific, Europe, Latin America and North America. Lightbridge Consulting Services capitalizes on Lightbridge's existing expertise and services to provide clients with business advisory, deployment, training, optimization, customization and integration services.

    Consulting Services personnel provide a range of consulting services to telecommunications carriers, employing Lightbridge's expertise and experience in the telecommunications industry. For example, customer services personnel help carriers implement Lightbridge solutions and integrate them with carrier and third party systems, develop solutions for work flow optimization, management of bad debt, distribution channel analysis and sales automation.

    Lightbridge charges for consulting services on a per diem basis and also undertakes smaller consulting projects on a fixed-fee basis.

TECHNOLOGY

    Lightbridge's development efforts have created a proprietary multi-layered software architecture that facilitates the development of application products. This design conforms to the three standard tiers of presentation (front-ends), business logic and database services, each independent of the others. The architecture supports the development of Lightbridge's core products and provides a discrete platform that enables the rapid creation of client-specific requirements. In addition, the architecture is open in terms of its ability to interface with third-party systems, as well as with Lightbridge and third-party Web-based front ends. Lightbridge can therefore offer its clients the ability to use and enhance legacy systems and third-party systems (such as billing systems) while implementing the market-oriented products offered by Lightbridge.

    At the most fundamental layer of its architecture, Lightbridge has written a common, independent library of code that provides a foundation for reusability and, equally importantly, independence from hardware platforms and operating systems. The common library currently supports Windows NT, Unix and OpenVMS. The Lightbridge products are portable and able to run on the most suitable hardware platform for the computing needs.

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

    The core technology for FraudBuster allows new applications to be built using applets and services that were developed for previous releases of other applications, and includes encapsulation of many of the external links of its core technology, thus supporting easier porting, rapid development and scalability.

    The telecommunications marketplace continues to grow rapidly and requires quick reaction to evolving market conditions. To meet this requirement, Lightbridge has incorporated a set of software and tools and a development methodology with which its trained staff can provide the rapid customization of front-ends, business rules, system interfaces and reporting. The customization is independent of the core products, so that Lightbridge can provide client-specific enhancements while continuing to develop regular releases of major product enhancements.

CLIENTS

    Lightbridge historically has provided its products and services to wireless carriers in the United States. Recently, Lightbridge has begun to market its products and services to a broader range of telecommunications carriers operating around the world.

    Revenues attributable to Lightbridge's 10 largest clients accounted for approximately 81%, 66% and 66% of Lightbridge's total revenues in the years ended December 31, 1996, 1997 and 1998, respectively. During the years ended December 31, 1996, 1997 and 1998, two, one and three of Lightbridge's clients accounted for more than 10% of Lightbridge's total revenues, representing an aggregate of 44%, 29% and 42% of total revenues in those years, respectively. GTE Mobile accounted for 15% of Lightbridge's total revenues for the year ended December 31, 1996. During 1996, GTE Mobile changed the way it accessed Lightbridge's CAS, and then terminated its client relationship with Lightbridge as of June 30, 1997. As a result, Lightbridge's revenues from GTE Mobile decreased significantly during fiscal 1996 and the first half of fiscal 1997, before being curtailed completely as of June 30, 1997. AT&T Wireless accounted for 29%, 29% and 17% of Lightbridge's total revenues for each of the years ended December 31, 1996, 1997 and

1998, respectively. Sprint Spectrum and Nextel accounted for 15% and 10%, respectively, of Lightbridge's total revenues for the year ended December 31, 1998.

    Lightbridge's agreements with its clients set forth the terms on which Lightbridge will provide products and services for the clients, but do not always require the clients to purchase any particular type or quantity of Lightbridge's products or services or to pay any minimum amount for products or services. Lightbridge's agreement with GTE Mobile and certain subsidiaries of GTE Mobile, which provided that the contract could be terminated by GTE Mobile as of June 30 of any year upon sixty days' prior notice, was terminated as of June 30, 1997. Lightbridge has agreements with AT&T Wireless and Sprint Spectrum for the provision of credit decision services. The AT&T Wireless agreement will expire on December 31, 1999 unless it is terminated earlier, upon not less than sixty days' prior written notice, and AT&T Wireless has the right to extend the term of the agreement an additional two years. The Sprint Spectrum agreement will expire on December 31, 1999, and Sprint Spectrum has the right to extend the term of the agreement for an additional three years. The agreements with AT&T Wireless and Sprint Spectrum do not require the purchase of any particular type or quantity of Lightbridge's products or services, although they do contain provisions requiring payment of minimum amounts.

SALES AND MARKETING

    Lightbridge's sales strategy is to establish, maintain and foster long-term relationships with its clients. Lightbridge's sales and client services activities are led by "relationship teams," each of which includes a senior management team sponsor. Lightbridge employs a team approach to selling in order to develop a consultative relationship with existing and prospective clients. In addition to the relationship teams, Lightbridge's sales approach includes direct sales staff with expertise in particular solutions and sales through channel partners, particularly internationally.

    Lightbridge's software solutions typically require significant investment by the carrier and involve multilevel testing, integration, implementation and support requirements. Product managers, as well as other technical, operational and consulting personnel, are frequently involved in the business development and sales process. The teams conduct needs assessments and, working with the client, develop a customized solution to meet the client's particular needs.

    Lightbridge expands its sales and marketing group by hiring additional staff experienced in the telecommunications industry. The Coral acquisition has provided additional resources for international sales support through direct sales and channels sales staff and relationships with major international switch vendors. The Lightbridge and Coral sales and marketing teams were fully integrated during 1998.

    The sales cycle for Lightbridge's software products and services is typically six to twelve months, although the period may be substantially longer in some cases.

ENGINEERING, RESEARCH AND DEVELOPMENT

    Lightbridge believes that its future success will depend in part on its ability to continue to enhance its existing product and service offerings and to develop new products and services to allow carriers to respond to changing market requirements. Lightbridge's research and development activities consist of both long-term efforts to develop and enhance products and services and short-term projects to make modifications to respond to immediate client needs. In addition to internal research and development efforts, Lightbridge intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. Lightbridge spent approximately $4.4 million, $6.1 million and $9.6 million on engineering, research and development in the years ended December 31, 1996, 1997 and 1998, respectively.

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

    Lightbridge believes that the principal competitive factors in the telecommunications carrier services industry include the ability to identify and respond to subscriber needs, timeliness, quality and breadth of service offerings, price and technical expertise. Lightbridge believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with Lightbridge's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to subscriber needs. See "Item 1A. Risk Factors--We Face Competition from a Broad and Increasing Range of Vendors."

GOVERNMENT REGULATION

    The FCC, under the terms of the Communications Act of 1934 regulates interstate communications and use of the radio spectrum. Although Lightbridge is not required to and does not hold any licenses or other authorizations issued by the FCC, the telecommunications carriers that constitute Lightbridge's clients are regulated at both the federal and state levels. Federal and state regulation may decrease the growth of the telecommunications industry, affect the development of the PCS or other wireless markets, limit the number of potential clients for Lightbridge's services, impede Lightbridge's ability to offer competitive services to the telecommunications market, or otherwise have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. The Telecommunications Act of 1996, which in large measure deregulated the telecommunications industry, has caused, and is likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants and the introduction of bundled wireless and wireline services. Those changes could in turn subject Lightbridge to increased pricing pressures, decrease the demand for Lightbridge's products and services, increase Lightbridge's cost of doing business or otherwise have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. The telecommunications industry outside the United States is also subject to government regulation which could have an increasing impact on Lightbridge if it is successful in increasing its penetration of international markets. See "Item 1A. Risk Factors--The Telecommunications Industry is Subject To Government Regulation and Legal Uncertainties."

PROPRIETARY RIGHTS

    Lightbridge's success is dependent upon proprietary technology. Lightbridge has traditionally relied on a combination of copyrights, the law of trademarks, trade secrets and employee and third-party non-disclosure agreements to establish and protect its rights in its software products and proprietary technology. Lightbridge protects the source code versions of its products as trade secrets and as unpublished copyrighted works, and has internal policies and systems designed to limit access to and require the confidential treatment of its trade secrets. Lightbridge operates its CDS software on an outsourcing basis for its clients. In the case of its Channel Solutions and Customer Management products, Lightbridge provides the software under license agreements that grant clients the right to use, but contain various provisions intended to protect Lightbridge's ownership of and the confidentiality of the underlying copyrights and technology. Lightbridge requires its employees and other parties with access to its confidential information to execute agreements prohibiting unauthorized use or disclosure of Lightbridge's technology. In addition, all of Lightbridge's employees are required as a condition of employment to enter into non-competition and confidentiality agreements with Lightbridge.

    Lightbridge historically has not sought patent protection for its proprietary technology, but it recently filed two U.S. patent applications. Lightbridge also acquired certain pending and issued patents in connection with its acquisition of Coral. Lightbridge currently has two issued U.S. patents and four applications pending in the U.S. Patent and Trademark Office (including two provisional patent applications), one issued foreign patent and eight applications pending for foreign patents. There can be no assurance that any of such pending patent applications will result in the issuance of any patents, or that Lightbridge's current patent or any future patents will provide meaningful protection to Lightbridge.

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

    Although Lightbridge believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert such claims against Lightbridge in the future or that such future claims will not be successful. Lightbridge could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block Lightbridge's ability to make, use, sell, distribute or market its products and services in the United States or abroad. Such a judgment could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. In the event a claim relating to proprietary technology or information is asserted against Lightbridge, Lightbridge may seek licenses to such intellectual property. There can be no assurance, however, that such a license could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to Lightbridge. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of Lightbridge's products and, therefore, could have a material adverse effect on Lightbridge's business, financial condition, results of operations or cash flows. The cost of responding to any such claim may be material, whether or not the assertion of such claim is valid. See "Item 1A. Risk Factors--Our Proprietary Technology Is Subject to Limited Protection."

EMPLOYEES

    As of March 12, 1999, Lightbridge had a total of 399 employees, of which 355 were full-time and 44 were part-time or seasonal. The number of personnel employed by Lightbridge varies seasonally. None of Lightbridge's employees is represented by a labor union, and Lightbridge believes that its employee relations are good.

    The future success of Lightbridge will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, particularly for sales and marketing personnel, software developers and service consultants.

ITEM 1A. RISK FACTORS

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CLIENTS

    Because we derive most of our revenues from a limited number of clients, our business could be harmed if our relationship with any significant client terminates or changes. Our 10 largest clients accounted for approximately 81%, 66% and 66% of our total revenues in 1996, 1997 and 1998. During 1996, 1997 and 1998, two, one and three of our clients accounted for more than 10% of our total revenues. These greater than 10% clients represented a total of 44%, 29% and 42% of our total revenues in those years. In particular, AT&T Wireless accounted for 29%, 29% and 17% of our total revenues in 1996, 1997 and 1998.

    Because our revenues are concentrated, our revenues and earnings may fluctuate significantly from quarter to quarter, based on the volume of qualification and activation transactions our significant clients generate. Moreover, our revenues may become more concentrated as a result of consolidation among wireless telecommunications companies, which has been occurring at a rapid pace in recent years. We expect that most of our revenues will continue to come from a relatively small number of clients for the foreseeable future. Our client contracts generally extend for terms of one or more years and do not typically require our clients to purchase any particular type or quantity of our products or services or to pay any minimum amount for products or services. Therefore, our clients, including our significant clients, may not continue to utilize our services at levels similar to previous years or at all. If one of our major clients terminates or significantly reduces its purchases from us for any reason, our business could be seriously damaged. Our business could also be harmed if we are unable to collect, or experience delays in collecting, payments from any major client.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

    Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically. Our common stock price could also fall dramatically if investors or public market analysts reduce their estimates of our future quarterly operating results, whether as a result of information we disclose, industry trends or other factors.

    Our operating results in the quarters ended March 31 and June 30, 1998 were below the expectations of some public market analysts and investors, principally because our revenues were lower than anticipated and our company-wide expenses were higher than expected. Although our operating results in the third quarter of 1998 were close to market expectations and in the fourth quarter of 1998 exceeded those expectations, we experienced weakness in our software licensing and maintenance revenues, and stated publicly that at that time we did not expect these revenues to increase in 1999. From April 13, 1998, the date on which we preliminarily announced our estimated results for the fiscal quarter ended March 31, 1998, through the close of business on March 12, 1999, the price per share of our common stock, as reported by the Nasdaq National Market, decreased from $18.38 to $5.06.

    Our revenues are difficult to forecast for a number of reasons:

    - Seasonal and retail trends affect our transaction services revenues, which historically have represented the majority of our total revenues. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

    - The sales process for our products and services is lengthy, sometimes exceeding a year. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders, particularly orders for software, which typically result in a substantial amount of non-recurring revenue, could cause our quarterly revenues to fall substantially below expectations.

    - We ship our software products within a short period after receipt of an order, and we usually do not have a material backlog of unfilled orders of software products. Consequently, our revenues from software licenses in any quarter depend substantially on the orders booked and shipped in that quarter. As a result, a delay in the consummation of a license agreement may cause our revenues to fall below expectations for that quarter.

    - Our consulting services revenues can fluctuate based on the timing of projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues accurately more than a few months in advance.

    - We are in the process of developing a number of new products and services, including products based on technology acquired from Coral. If we do not complete our development efforts on schedule, or if we are not able to market our new products and services successfully, our revenues could fall substantially below expectations.

    Most of our expenses, particularly employee compensation, are relatively fixed. As a result, even relatively small variations in the timing of our revenues may cause significant variations in our quarterly operating results and may result in quarterly losses.

    As a result of these factors, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. You should not rely on our quarterly results of operations to predict our future performance.

OUR BUSINESS COULD REQUIRE ADDITIONAL FINANCING

    It is possible that we will not achieve profitability on either a quarterly or annual basis in the future or that we will need to raise funds through public or private financings. Further expansion of our business, including the acquisition of additional computer and network equipment and the international expansion of our business will require us to make significant capital expenditures. We may also need to make significant expenditures in connection with the ongoing design and testing of our software-based services and products for Year 2000 compatibility, and any related modifications or other development work that may be required to achieve Year 2000 compatibility. If our available cash resources prove to be insufficient, due to unanticipated expenses, revenue shortfalls or otherwise, we may need to seek additional financing or curtail our expansion activities. If we obtain equity financing or finance an acquisition with equity securities, our existing stockholders may experience dilution in their investments. It is possible that, if we need additional financing, we will not be able to obtain it on acceptable terms, or at all.

WE NEED TO ENHANCE OUR EXISTING PRODUCTS AND SERVICES AND DEVELOP NEW ONES

    The telecommunications industry has been changing rapidly as a result of increasing competition, technological advances and evolving industry practices and standards, and we expect these changes will continue. Carriers in the telecommunications market have also been changing quickly, as the result of consolidation among existing carriers and the rapid entrance of new carriers into the market. In order to be successful, we must:

    - identify and anticipate emerging technological and market trends;

    - enhance our current products and services;

    - develop new products and services that address changing client needs, business practices and technical requirements;

    - integrate our current and future products, including the products acquired from Coral; and

    - create and maintain interfaces to changing third party systems.

    In addition, we must achieve these goals in a timely and cost-effective manner and successfully market our new and enhanced products and services to clients. In the past, we have experienced delays in developing new products and enhancing existing products, and on occasion we have postponed scheduled delivery dates for products. In order to be successful, we must meet our clients' expectations with respect to product development, enhancement and integration and our software and services must adequately address the needs of our clients.

WE MUST RESPOND TO CHANGING BUSINESS REQUIREMENTS

    Our operations have expanded rapidly, both internally and through the Coral acquisition. This expansion has created significant demands on our executive, operational, development and financial personnel and other resources. Future growth in our business, if achieved either domestically or internationally, may further strain our management, financial and other resources. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to continue to improve our operational and financial control and reporting systems.

WE FACE SIGNIFICANT COMPETITION FOR A LIMITED SUPPLY OF QUALIFIED SOFTWARE
  ENGINEERS AND CONSULTANTS

    Our business depends on the services of skilled software engineers who can develop, maintain and enhance our products and consultants who can undertake complex client projects. In general, only highly qualified, highly educated personnel have the training and skills necessary to perform these tasks successfully. In order to maintain the competitiveness of our products and to meet client requirements, we need to attract, motivate and retain a significant number of software engineers and consultants. Qualified personnel such as these are in short supply and we face significant competition for these employees, from not only our competitors but also clients and other enterprises. Other employers may offer software engineers and consultants significantly greater compensation and benefits or more attractive career paths or geographic locations than we are able to offer. Any failure on our part to hire, train and retain a sufficient number of qualified project engineers would seriously damage our business.

WE DEPEND ON THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER

    Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, particularly Pamela D.A. Reeve, our President and Chief Executive Officer. Ms. Reeve has led us since our incorporation in 1989. We do not have any employment contract requiring Ms. Reeve or any of our other executive officers to continue their employment for any period of time, and we do not maintain key-person life insurance on any of our executive officers other than Ms. Reeve.

OUR REVENUES ARE CONCENTRATED IN THE DOMESTIC WIRELESS TELECOMMUNICATIONS
  INDUSTRY

    We derive almost all of our revenues from United States-based companies in the wireless telecommunications industry, principally cellular and PCS carriers. We expect that these companies will continue to account for a substantial majority of our revenues for the foreseeable future. Although the wireless industry has experienced significant growth in recent years, we believe that the growth rate of the domestic wireless industry may begin to decline as the industry matures. As a result, our success depends on a number of factors:

    - continued demand for our products and services by domestic companies in the wireless telecommunications industry;

    - continued growth of the domestic cellular and PCS markets;

    - our ability to develop and market new products and services to new and existing clients;

    - our ability to increase sales of our products and services overseas; and

    - our ability to increase sales of our products and services to CLECs and other new classes of clients.

    Recently some of our clients have completed or announced mergers with other of our clients. We currently are unable to predict the effect, if any, that these consolidations will have on the nature and quantity of products and services we provide to these clients.

WE FACE COMPETITION FROM A BROAD AND INCREASING RANGE OF VENDORS

    The market for products and services provided to telecommunications carriers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in the telecommunications carrier services industry, which will result in the entrance of new competitors in the future. We face competition from several primary sources:

    - software vendors that provide one or more customer acquisition, retention or fraud detection solutions, including GTE Corporation's TSI division, Systems/Link, Magnum Software Systems, Onyx Software and SLP Infoware;

    - telecommunications equipment vendors that market software-based solutions to complement their hardware offerings, such as Compaq, Ericsson and Northern Telecom;

    - service providers that offer customer acquisition, retention or fraud detection services in connection with other services, including Equifax, LHS Group, and Amdocs;

    - information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer; and

    - consulting firms that may offer competitive services or the ability to develop customized solutions for customer acquisition, retention or fraud detection, such as American Managment, Andersen Consulting, CAP Gemini and Deloitte & Touche.

    Many of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in client requirements, or may be able to devote greater resources to the promotion and sale of their products and services.

    In addition, in order to meet client requirements, we must often work cooperatively with companies that are, in other circumstances, competitors. The need for us to work cooperatively with such companies may limit our ability to compete aggressively with them in other circumstances.

WE DEPEND ON OUR SYSTEMS TO PROVIDE TRANSACTION SERVICES AND SUPPORT SERVICES

    We provide transaction services and support services using complex computer and telecommunications systems. Our business could be significantly harmed if these systems fail or suffer damage from fire, natural disaster, power loss, telecommunications failure or similar events. Most of our computer and telecommunications equipment is located at our sites in Burlington and Waltham, Massachusetts, and, as a result, may be vulnerable to a natural disaster. In addition, the growth of our client base, a significant increase in transaction volume or an expansion of our facilities may strain the capacity of our computers and telecommunications systems and lead to degradations in performance or system failure. Many of our agreements with carriers contain level of service commitments which we might be unable to fulfill in the event of a natural disaster or a major system failure. Our property and business interruption insurance might not be adequate to compensate us for any losses that may occur in the event of a natural disaster or system failure. It is also possible that such insurance might cease to be available to us on commercially reasonable terms, or at all.

    In addition to our own systems, we rely on certain equipment, software, systems and services from third parties that are also subject to risks, including risks of system failure or inadequacy. For example, in order to provide our credit verification service, we need access to third-party credit information databases. Similarly, delivery of our activation services often requires the availability and performance of third-party billing systems. If, for any reason, we were unable to access any such databases or billing systems, our ability to process credit verification transactions could be impaired. In addition, our business is materially dependent on service provided by various local and long distance telephone companies. A significant increase in the cost of telephone services that we cannot recover through an increase in the price of our services, or any significant interruption in telephone services, could seriously harm our business.

OUR SOFTWARE MAY CONTAIN DEFECTS

    The software we develop and use in providing our products and services may contain errors. Although we test software extensively before it is used to provide services to clients, we cannot be certain that errors will not be found in software after we put it into use. Any such error may harm our business in several ways, including the following:

    - we may suffer a loss of revenue if we are unable to provide services to our clients;

    - we may incur additional unexpected expenses to fund further product development or to add programming personnel to complete a development project; and

    - our clients may terminate their agreements with us.

OUR PRODUCTS, SERVICES AND SYSTEMS MAY NOT BE YEAR 2000 COMPLIANT

    Many existing computer systems and software applications use only two digits to identify a year in the date field. These systems and applications were designed and developed without considering the impact of the upcoming change in the century. If not corrected, year 2000 problems may cause many computer applications to fail or create erroneous results for calculations involving years after 1999.

    If we are not able to develop or offer, in a timely manner, year 2000 compliant products and product updates, we may suffer the following consequences:

    - We could experience a significant loss of revenues. Clients may decide not to purchase our products and services, or may decide to delay purchasing our products or services in anticipation of our future release of year 2000 compliant products.

    - Year 2000 errors in our products could materially impair the utility of our products and services and could result in significant client claims against us. Certain of our contracts with clients require us to warrant year 2000 compliance.

    - We could incur significant expenses in making our products, services and internal systems year 2000 compliant. At present, we believe the total costs to be incurred for all of our year 2000 related projects will not have a material impact on our operating results. Currently unidentified year 2000 problems may, however, cause us to incur material unanticipated expenses. We are assessing these costs on an ongoing basis in order to adjust our spending plans as necessary.

    We have undertaken a program to determine whether and to what extent we may need to update our software products and service processes to become year 2000 compliant. Our business uses off-the-shelf and custom software developed internally and by third parties. We have designed our software products and service offerings to be year 2000 compliant, and we test third-party software that is incorporated with our products and services. Although we have completed year 2000 testing of our products and services, we cannot be sure that our efforts to address year 2000 issues are adequate.

    Some of the hardware and software systems that operate in conjunction with our services and products may not be year 2000 compliant. These systems include switches, billing systems, credit bureaus and internal client operating systems. We have been testing the interfaces between our products and systems and these other systems, but this testing is not yet complete. If we fail to identify a year 2000 problem in other systems, errors could result that materially impair the utility of one or more of our products and services. Even if we discover such a problem, it is possible that resolution of the problem could require significant expenditures and might not be achievable by January 1, 2000.

    We currently are evaluating the readiness of those of our internal systems that are business-critical. We consider hardware, software, systems, technologies and applications to be "business-critical" if a failure would either have a material adverse impact on our business or involve a safety risk to our employees or customers. We have reviewed certain of our internal systems and future system plans to assess year 2000 compliance. We expect that our internal system development plans will address the year 2000 issue and will correct any existing non-compliant systems without the need to accelerate our overall information systems implementation plans. Our business would be adversely affected if there are unidentified dependencies on internal systems to operate the business, or if any required modifications are not completed on a timely basis or are more costly to implement than we currently anticipate.

WE MAY MAKE ACQUISITIONS, WHICH INVOLVE RISKS

    We acquired Coral in November 1997. Although we have no current arrangements to make additional acquisitions in the future, we may do so if we identify companies, technologies or assets that appear to complement our business. Acquisitions involve risks that could cause our actual growth to differ from our expectations. For example:

    - In future acquisitions, we may issue equity securities that could be dilutive to our shareholders. In those acquisitions, we also may incur additional debt and amortization expense related to goodwill and other intangible assets. This additional debt and amortization expense may materially and adversely affect our business and operating results.

    - We may be unable to integrate acquired businesses successfully and to realize anticipated economic, operational and other benefits in a timely manner. Integration of an acquired business is especially difficult when we acquire a business in a market in which we have limited or no expertise or a business with a corporate culture different from ours. If we are unable to successfully integrate acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

    - Acquisitions may divert management's attention from our existing business and may damage our relationships with our key clients and employees.

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO GOVERNMENT REGULATION AND LEGAL
  UNCERTAINTIES

    Our telecommunications carrier clients are regulated at both the federal and state levels, and our international clients are subject to regulation by their own countries. Government regulation could harm our business in several ways, for example by:

    - decreasing the rate of growth of the wireless industry or other segments of the telecommunications market;

    - affecting the development of emerging telecommunications markets;

    - limiting the number of potential clients for our products and services;

    - introducing new requirements that would force us to modify our products or services; or

    - increasing competition in the industry, which could subject us to increased pricing pressures.

    In making credit evaluations of consumers, our clients are subject to detailed state and federal requirements, including the Fair Credit Reporting Act and the Equal Credit Opportunity Act. Although most of our products and services, other than our ProFile product, are not directly subject to these requirements, we must take these requirements into account in order to meet our clients' needs. If we fail to reflect these requirements in a timely or accurate manner, we could incur liability or suffer a loss of business.

OUR PROPRIETARY TECHNOLOGY IS SUBJECT TO LIMITED PROTECTION

    Our business could be materially and adversely affected if we are not able to protect adequately our proprietary software and other proprietary intellectual property rights. We rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. Although we currently hold U.S. and foreign registered trademarks and U.S. patents on certain of our proprietary technology, we may be unable to obtain similar protection for our other intellectual property. In addition, the laws of certain countries in which our products are licensed do not protect our products and intellectual property rights to the same extent as

U.S. laws. We generally enter into non-disclosure agreements with our employees and customers and restrict access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology.

    Although we believe that our services and products do not infringe on the intellectual property rights of others, we cannot prevent someone else from asserting a claim against us in the future for violating their technology rights. Even if such a claim is not successful on its merits, we could be required to incur significant costs in defending the claim. If a claim of this type is successful, we could be required to pay substantial damages, and we could also be prevented from selling one or more of our products and services.

OUR INTERNATIONAL EXPANSION STRATEGY INVOLVES RISKS

    As part of our business strategy, we are seeking opportunities to expand our offerings into international markets. As the United States wireless market matures, we believe that expansion into international markets is important to our ability to continue to grow and to market our products and services. We have opened an office in England, but to date we have limited experience in marketing and distributing our products and services internationally. Expanding our sales efforts outside the United States will require significant management attention and financial resources. In addition, our international expansion strategy is subject to risks, including:

    - fluctuations in exchange rates may reduce our earnings, particularly if we denominate arrangements with international clients in the currency of the country in which our products or services are provided;

    - we may experience longer payment cycles and increased difficulties in collecting accounts receivable;

    - tariffs and other barriers may reduce our ability to sell our solutions or may reduce the profitability of those solutions;

    - political and economic instability, such as the economic downturn in Asia in 1998, may lead to reduced demand for our solutions;

    - changes in technology standards, such as interfaces between products, that are developed by European or other foreign groups may require additional development efforts by us or may change the buying behavior of some of our clients;

    - we may experience difficulties in managing a global network of distributors or representatives and in staffing and managing foreign subsidiary operations;

    - we may encounter difficulties or delays in translating products and product documentation into foreign languages;

    - we may suffer potentially adverse tax consequences from operations abroad; and

    - the adoption and use of the euro, the single European currency introduced in January 1999, may adversely affect our business in ways we cannot currently predict.

OUR ANTI-TAKEOVER PROVISIONS MAY DISCOURAGE POTENTIAL TAKEOVER ATTEMPTS

    Certain provisions of our certificate of incorporation and Delaware law could be used by our incumbent management to make it more difficult for a third party to acquire control of us, even if the change in control might be beneficial to our stockholders. This could discourage potential takeover attempts and could adversely affect the market price of our common stock.

    In particular, we may issue preferred stock in the future without stockholder approval, upon terms determined by our board of directors. The rights of holders of our common stock would be subject to, and may be adversely affected by, the rights of holders of any preferred stock issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. We have adopted a stockholder rights plan that may deter or delay attempts to acquire us or to accumulate shares of common stock. Except for the stockholder rights plan, we have no present plans to designate or issue any shares of preferred stock.

ITEM 2. PROPERTIES

    In March 1997, the Company entered into a seven-year lease for approximately 46,000 square feet in Burlington, Massachusetts. This lease was amended October 1997 to include an additional 11,000 square feet at the same location. This lease, as amended, for the Burlington facility expires in 2004. In August 1997, the Company relocated its headquarters from Waltham, Massachusetts to the Burlington facility, and it currently subleases a portion of the 39,000-square foot facility in Waltham. The Company's teleservices group is located in a 27,000-square foot leased facility, also in Waltham, Massachusetts. The leases for both Waltham facilities expire between 1999 and 2001. In addition, Lightbridge's Colorado operations are located in a 30,000 square foot leased facility in Broomfield, Colorado. The lease on the Broomfield premises will expire in 2003.

ITEM 3. LEGAL PROCEEDINGS

    During 1997, an action was brought against the Company and another defendant, United States Cellular Corp., in the Superior Court of New Jersey, Law Division, Mercer County (Docket No. MER-L-003436-97) on September 10, 1997 by National Information Bureau Ltd. ("NIB"), a Delaware corporation based in New Jersey. In January 1998, NIB filed for Chapter 11 bankruptcy protection in Delaware, and requested that the New Jersey court stay the litigation pending a determination during the bankruptcy proceedings of whether NIB would pursue the case. The complaint asserts counts against the Company alleging misappropriation of trade secrets, interference with contractual relations, civil conspiracy, and breach of contract. Three other counts of the complaint assert claims only against United States Cellular Corp. In the complaint, NIB seeks damages, attorneys' fees, costs, and unspecified other relief. The complaint does not identify or specify the amount, if any, of damages NIB claims to have incurred as a result of any alleged conduct by the Company. The Company believes that the claims asserted against it by NIB are without merit. The Company intends to defend the action vigorously, and does not believe that this claim will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the quarter ended December 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS

    The executive officers and directors of the Company and their ages as of March 9, 1999 are as follows:

NAME                                                     AGE                           POSITION
----------------------------------------------------  ---------  ----------------------------------------------------
Pamela D.A. Reeve...................................     49      President, Chief Executive Officer and Director

Joseph S. Tibbetts, Jr..............................     46      Chief Financial Officer, Senior Vice President,
                                                                 Finance & Administration and Treasurer

William G. Brown....................................     38      Executive Vice President, Development

Brian P. Connolly...................................     49      Senior Vice President, Sales and Marketing

Michael A. Perfit...................................     43      Senior Vice President of Technology

Richard H. Antell...................................     51      Vice President, Software Development

Douglas E. Blackwell................................     42      Vice President, Service Delivery

Carla J. Marcinowski................................     41      Vice President, Consulting Services

Andrew I. Fillat(1)(2)..............................     50      Director

Torrence C. Harder(1)...............................     55      Director

D. Quinn Mills(2)...................................     57      Director

Debora Wilson.......................................     41      Director

------------------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

    Pamela D.A. Reeve has served as the President of the Company since November 1989, as Chief Executive Officer of the Company since September 1993 and as a director of the Company since November 1989. From November 1989 to September 1993, Ms. Reeve also served as Chief Operating Officer of the Company. Prior to joining the Company, Ms. Reeve was employed by The Boston Consulting Group. Ms. Reeve served as President of the Massachusetts Software Council from January 1996 to January 1998. She currently serves as a director of PageMart Wireless, Inc., a provider of wireless messaging services, and Natural MicroSystems Corp., a provider of hardware and software technology for developers of high-value telecommunications solutions.

    Joseph S. Tibbetts, Jr. joined Lightbridge in May 1998 as Chief Financial Officer, Senior Vice President, Finance & Administration and Treasurer. Mr. Tibbetts served as Vice President, Finance and Administration, Chief Financial Officer and Treasurer of SeaChange International, Inc. from June 1996 to March 1998. Prior to June 1996, Mr. Tibbetts was employed as a certified public accountant by Price Waterhouse LLP, most recently as a partner and National Director of its Software Services Group. Mr. Tibbetts currently serves as a director of Great Plains Software, Inc., a provider of business management software solutions.

    William G. Brown has been Lightbridge's Executive Vice President, Development, since May 1998. Previously, Mr. Brown served as Chief Financial Officer, Vice President of Finance and Administration and Treasurer of the Company from June 1989 to May 1998. Prior to joining the Company, Mr. Brown was Manager of Financial Reporting and Analysis for Bolt, Beranek and Newman, Inc. and was employed at Deloitte, Haskins and Sells.

    Brian P. Connolly has been Lightbridge's Senior Vice President, Sales and Marketing since May 1998. Prior to joining Lightbridge, Mr. Connolly was employed by Computer Sciences Corporation's Intellicom Division, most recently as its Vice President and Chief Operating Officer.

    Michael A. Perfit, a founder of the Company, has served as Senior Vice President of Technology of the Company since June 1991. From June 1989 to May 1991, Mr. Perfit served as Vice President of Engineering of the Company. Prior to joining the Company, Mr. Perfit was Vice President of Appex, Inc. and held engineering and technical support positions at Interactive Management Systems.

    Richard H. Antell has served as Vice President, Software Development of the Company since February 1996. From June 1991 to January 1996, Mr. Antell was Vice President of Engineering of the Company. Prior to joining the Company, Mr. Antell served as Vice President of Application Development of Applied Expert Systems, Inc. and Project Leader of Index Systems, Inc.

    Douglas E. Blackwell has served as Vice President, Service Delivery of the Company since November 1995. From October 1994 to October 1995, Mr. Blackwell served as Vice President of Operations of the Company. From February 1991 to September 1994, Mr. Blackwell was employed as Vice President of Operations of Thomson Financial Services, Inc., an on-line financial transaction and information services firm. Prior to February 1991, Mr. Blackwell was employed at Nolan, Norton and Co., an affiliate of KPMG/Peat Marwick.

    Carla J. Marcinowski has been Lightbridge's Vice President, Consulting Services since February 1998. Prior to joining Lightbridge as an employee, Ms. Marcinowski provided services to Lightbridge as an independent consultant, from October 1997 to January 1998. Ms. Marcinowski was a founder and Vice President, Business Development of The Net Collaborative from July 1996 to August 1997, and prior to March 1996 was employed by Lotus Development Corporation in various positions, including International Managing Director, Consulting Services, Managing Director, Worldwide Services Group and Services Lead, Lotus/IBM Transition Team.

    Andrew I. Fillat has served as a director of the Company since April 1996. Since July 1995, Mr. Fillat has served as Senior Vice President of Advent International Corporation, a venture capital investment firm. From April 1989 to June 1995, Mr. Fillat served as Vice President of Advent International Corporation. Mr. Fillat also serves as a director of Advanced Radio Telecom Corp., a provider of broadband data services, Interlink Computer Sciences Inc., a supplier of solutions of products and services for enterprise networked systems management, Safety 1st, Inc., a developer, marketer and distributor of juvenile products, and Voxware, Inc., a developer of speech and audio technologies.

    Torrence C. Harder, a founder of the Company, has served as a director of the Company since June 1989. Mr. Harder has been the President and a director of Harder Management Company, a registered investment advisory firm, since its establishment in 1971. He has also been the President and a director of Entrepreneurial Ventures, Inc., a venture capital investment firm, since 1987 and currently serves as a director of MicroFinancial, Inc., a microticket leasing firm.

    D. Quinn Mills has served as a director of the Company since June 1990. Since 1976, Dr. Mills has served as the Albert J. Weatherhead, Jr. Professor of Economics at the Harvard Business School.

    Debora J. Wilson has served as a director of Lightbridge since May 1998. Ms. Wilson is currently Executive Vice President and General Manager at The Weather Channel, a position she has held since May 1998. From August 1994 to May 1998, Ms. Wilson held other positions at The Weather Channel, including President, U.S. Products and Distribution and Senior Vice President--New Media. Prior to August 1994, Ms. Wilson served as Director--Marketing and Product Development of Bell Atlantic Video Services.

    The Board of Directors is divided into three classes. One class of directors is elected each year at the annual meeting of stockholders for a term of office expiring after three years. Mr. Harder and Ms. Reeve serve in the class whose term expires in 1999; Ms. Wilson serves in the class whose term expires in 2000;

and Mr. Fillat and Dr. Mills serve in the class whose term expires in 2001. Each director will serve until the expiration of his or her term and thereafter until his or her successor is duly elected and qualified.

    The Board of Directors has appointed a Compensation Committee, which provides recommendations concerning salaries and incentive compensation for employees of and consultants to the Company, and an Audit Committee, which reviews the scope and results of the audit and other services provided by the Company's independent auditors.

    Directors of the Company serve without cash compensation for their services. Under the Company's 1998 Non-Qualified Stock Option Plan, non-employee directors of the Company are eligible to receive automatic formula grants of nonqualified options.

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

                                                                               HIGH        LOW
                                                                             ---------  ---------
1996
Third Quarter (commencing September 27, 1996)..............................  $   12.00  $   11.25
Fourth Quarter.............................................................  $   13.00  $    7.25

1997
First Quarter..............................................................  $   12.25  $    5.75
Second Quarter.............................................................  $    9.50  $    6.50
Third Quarter..............................................................  $   18.50  $    7.63
Fourth Quarter.............................................................  $   19.50  $   13.94

1998
First Quarter..............................................................  $   20.25  $   10.00
Second Quarter.............................................................  $   19.25  $    8.41
Third Quarter..............................................................  $    9.25  $    3.38
Fourth Quarter.............................................................  $    6.22  $    3.13

    As of March 12, 1999, there were 250 holders of record of common stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data have been derived from the Company's audited historical financial statements, certain of which are included elsewhere in this Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                                                                                THREE
                                                           YEARS ENDED         MONTHS
                                                            SEPT. 30,           ENDED          YEARS ENDED DEC. 31,
                                                       --------------------   DEC. 31,    -------------------------------
                                                         1994       1995        1995       1996(1)     1997       1998
                                                       ---------  ---------  -----------  ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues.............................................  $  13,398  $  19,350   $   6,512   $  29,545  $  40,549  $  63,352
Cost of revenues.....................................      7,415     12,607       3,484      15,986     19,428     33,108
                                                       ---------  ---------  -----------  ---------  ---------  ---------
Gross profit.........................................      5,983      6,743       3,028      13,559     21,121     30,244
                                                       ---------  ---------  -----------  ---------  ---------  ---------
Operating expenses:
  Development........................................      2,317      3,864       1,145       4,380      6,072      9,596
  Sales and marketing................................        815      1,902         795       3,673      6,041      6,857
  General and administrative.........................      1,644      2,584         701       2,769      5,228     11,472
  Intangible asset impairment........................         --         --          --          --         --      7,385
  In-process research and development................         --         --          --          --      4,000         --
                                                       ---------  ---------  -----------  ---------  ---------  ---------
Total operating expenses.............................      4,776      8,350       2,641      10,822     21,341     35,310
                                                       ---------  ---------  -----------  ---------  ---------  ---------
Income (loss) from operations........................      1,207     (1,607)        387       2,737       (220)    (5,066)
Other income (expense)(2)............................       (234)      (826)       (313)       (305)       949        682
                                                       ---------  ---------  -----------  ---------  ---------  ---------
Income (loss) before income taxes....................        973     (2,433)         74       2,432        729     (4,384)
Provision for income taxes...........................         23         --           2         160        892      2,513
                                                       ---------  ---------  -----------  ---------  ---------  ---------
Net income (loss)....................................        950     (2,433)         72       2,272  $    (163) $  (6,897)
                                                                                                     ---------  ---------
                                                                                                     ---------  ---------
Accretion of preferred stock dividends...............       (182)      (182)        (46)       (137)
                                                       ---------  ---------  -----------  ---------
Net income available for common stock................  $     768  $  (2,615)  $      26   $   2,135
                                                       ---------  ---------  -----------  ---------
                                                       ---------  ---------  -----------  ---------
Basic earnings (loss) per common share...............  $    0.12  $   (0.40)  $    0.00   $    0.33  $   (0.01) $   (0.44)
                                                       ---------  ---------  -----------  ---------  ---------  ---------
                                                       ---------  ---------  -----------  ---------  ---------  ---------
Diluted earnings (loss) per common share.............  $    0.09  $   (0.40)  $    0.00   $    0.17  $   (0.01) $   (0.44)
                                                       ---------  ---------  -----------  ---------  ---------  ---------
                                                       ---------  ---------  -----------  ---------  ---------  ---------

                                               SEPTEMBER 30,                     DECEMBER 31,
                                            --------------------  ------------------------------------------
                                              1994       1995       1995       1996       1997       1998
                                            ---------  ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.................  $   1,832  $     539  $      58  $  27,901  $  15,716  $  16,437
Working capital (deficiency)..............  $   1,715  $  (3,280) $  (1,967) $  30,457  $  21,186  $  24,516
Total assets..............................  $   9,181  $  10,214  $  11,055  $  41,766  $  63,565  $  57,777
Long-term obligations, less current
  portion.................................  $   4,197  $   3,796  $   4,515  $   2,221  $   2,221  $   1,181
Redeemable convertible preferred stock....  $   2,948  $   3,131  $   3,177  $      --  $      --  $      --
Stockholders' equity (deficit)............  $  (1,093) $  (3,564) $  (3,522) $  33,599  $  50,716  $  44,447

------------------------

(1) Lightbridge changed its fiscal year end from September 30 to December 31, effective with the fiscal years ending December 31, 1996.

(2) Consists principally of interest expense, except consists principally of interest income for the years ended December 31, 1997 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Lightbridge develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition, retention and fraud prevention processes.

    In November 1997, the Company acquired all of the outstanding stock of Coral in exchange for 892,053 shares of the Company's common stock. The Company also assumed the obligations under Coral's outstanding stock options and warrants. The acquisition was accounted for as a purchase and, accordingly, the results of Coral are included with those of the Company from the date of acquisition.

    Lightbridge's total revenues increased by 372.8% from $13.4 million in fiscal 1994 to $63.4 million in fiscal 1998. This revenue increase was driven primarily by increases in volume of wireless customer qualification and activation transactions processed for wireless carrier clients and in the utilization of the Company's products and services by carriers. The Company's revenues consist of transaction revenues, software licensing and maintenance, and consulting revenues. Historically, transaction revenues have accounted for a majority of the Company's revenues, although software and licensing and maintenance revenues and hardware revenues have increased during recent periods, primarily as a result of increased consulting services associated with linking wireless carrier legacy and third-party systems to the Company's systems and the initial licensing of certain software products. Software licensing and maintenance and consulting revenues, which together represented no more than 6.0% of total revenues in each of fiscal 1994 and 1995, increased to an aggregate of 7.0%, 25.0%, 33.7% and 34.2% of total revenues in the three months ended December 31, 1995 and fiscal 1996, 1997 and 1998, respectively. There can be no assurance that the Company's software and hardware products or its consulting services will achieve market acceptance or that the mix of the Company's revenues will remain constant.

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

    The Company's software licensing and maintenance revenues consist of revenues attributable to the licensing of the Company's Channel Solutions, Customer Management and Fraud Management software. Lightbridge's Channel Solutions products are designed to assist customers in interfacing with the Company's transaction processing systems as well as to perform other point-of-sale and channel functionality. The Company's Customer Management products are designed to help carriers analyze their marketplace to improve their business operations. The Company's Fraud Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. While the Company's software products are licensed as packaged software products, each of these products generally requires insignificant customization and integration with other products and systems to varying degrees. Revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement.

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

    During 1998, the Company continued its efforts to complete development of in-process technology acquired from Coral. In June 1998, the Company released FraudBuster 4.2.5, a new version of FraudBuster that provides certain performance and functional enhancements. In September 1998, Lightbridge released FraudBuster 4.4, another new version of FraudBuster that provides additional performance and functional enhancements. As of December 31, 1998, the Company was continuing to develop one new version of FraudBuster, which is expected to contain substantial enhancements in performance, scalability and functionality and is currently scheduled to be released in the second quarter of 1999. The Company was also continuing to develop a product that is expected to be complementary to FraudBuster and to contain new subscription fraud detection tools. This product is currently scheduled to be available in 1999. If the Company is unsuccessful in completing these projects, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected. In the fourth quarter of 1998, the Company discontinued its development efforts with respect to two versions of ChurnAlert, based upon a lack of market receptiveness to the product and Lightbridge's determination that its ChurnProphet and Channel Wizard products provide more marketable solutions to telecommunications carriers.

    During fiscal 1996, each of the Company's two largest clients, accounted for more than 10% of the Company's total revenues, representing an aggregate 44% of total revenues. During fiscal 1997 and 1998, one and three of the Company's clients, respectively, accounted for more than 10% of the Company's total revenues. Revenues from the one client in fiscal 1997 aggregated 29% of total revenues. Revenues from the three clients in fiscal 1998 aggregated 17%, 15% and 10% of total revenues. During fiscal 1996, GTE Mobile, which accounted for 31% and 15% of the Company's revenues in the fiscal year ended September 30, 1995 and the year ended December 31, 1996, respectively, changed the way it accessed the Company's CAS. GTE Mobile, which historically used the call center support solutions provided by the Company's TeleServices Group, changed to on-line access to the Customer Acquisition System. As a result, revenues from this client decreased significantly in fiscal 1997. The Company currently believes that the loss of revenues from this client will continue to be mitigated by increased revenues from existing clients and revenues from new clients. Further, the cost of processing transactions through the TeleServices Group typically involves personnel costs associated with staffing the Company's call center, which are not required for on-line transaction processing. Thus, the Company currently expects that its variable cost of revenues associated with processing transactions will continue to decrease as a result of the change in services used by the client. As a result, the Company currently believes that the change in services used by this client will not have a material adverse effect on its business, financial condition, results of operations or cash flows. See "Item 1A. Risk Factors--Our Business Depends on a Limited Number of Clients." The Company's revenues have been derived primarily from sales of products and services in the United States.

    Beginning in fiscal 1995, Lightbridge increased its sales and marketing efforts to renew contracts with existing cellular carrier clients and to add new wireless telecommunications carrier clients, including PCS service providers. Also beginning in fiscal 1995, the Company increased its development efforts to continue to enhance its existing software and to develop and acquire new software products and services, including its Channel Solutions and Customer Management software products and services. In addition, as a result of the acquisition of Coral, the Company acquired two new software products, one of which has been abandoned and the other of which remains under development. The Company currently intends to continue to increase its development, sales and marketing efforts in pursuit of these goals.

    Prior to fiscal 1995, the Company's development activities were focused on creating software for its outsourcing and service bureau operations. All development costs related to these activities were expensed when incurred. In fiscal 1995, Lightbridge began developing certain software products to be licensed as separate products. In connection with these development efforts, the Company acquired rights to certain pen-based technology for $355,000, and certain multimedia software technology. In fiscal 1995, the Company capitalized approximately $980,000 of software costs representing the aggregate of internally developed products and for the purchase of the aforementioned technology. Commencing in fiscal 1995, capitalized software development costs were amortized using the straight-line method over a two-year period. In fiscal 1997, the Company acquired the rights to a point-of-sale software technology for $337,500 in cash and stock and, including this technology, capitalized approximately $1,301,000 of software costs related to the internally developed RMS product. Commencing with the availability of the RMS product for general release in fiscal 1998, these capitalized software development costs are being amortized using the straight-line method over a two-year period.

    Substantially all of the Company's revenues historically have been derived from clients located in the United States, and the Company expects that domestic sales will continue to account for a substantial majority of its revenues in 1999.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                                             YEAR             YEAR             YEAR
                                                                             ENDED            ENDED            ENDED
                                                                         DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                             1996             1997             1998
                                                                        ---------------  ---------------  ---------------
Revenues:
  Transaction.........................................................          75.0%            66.3%            65.8%
  Software licensing and maintenance..................................           9.4             15.6             18.8
  Consulting services.................................................          15.6             18.1             15.4
                                                                               -----            -----            -----
                                                                               100.0            100.0            100.0
                                                                               -----            -----            -----
Cost of revenues:
  Transaction.........................................................          47.1             38.3             36.8
  Software licensing and maintenance..................................           1.7              5.0              7.2
  Consulting services.................................................           5.3              4.6              8.3
                                                                               -----            -----            -----
                                                                                54.1             47.9             52.3
                                                                               -----            -----            -----
Gross profit..........................................................          45.9             52.1             47.7
                                                                               -----            -----            -----
Operating expenses:
  Development.........................................................          14.8             15.0             15.1
  Sales and marketing.................................................          12.4             14.9             10.8
  General and administrative..........................................           9.4             12.9             18.1
  Intangible asset impairment.........................................            --               --             11.7
  In-process research and development.................................            --              9.8               --
                                                                               -----            -----            -----
    Total operating expenses..........................................          36.6             52.6             55.7
                                                                               -----            -----            -----
Income (loss) from operations.........................................           9.3             (0.5)            (8.0)
Other income (expense), net...........................................          (1.1)             2.3              1.1
                                                                               -----            -----            -----
Income (loss) before income taxes.....................................           8.2              1.8             (6.9)
Provision for income taxes............................................          (0.5)             2.2              4.0
                                                                               -----            -----            -----
Net income (loss).....................................................           7.7%             (0.4)%          (10.9  )%
                                                                                -----            -----            -----
                                                                                -----            -----            -----

    YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    REVENUES. Revenues increased by 65.0% to $63.4 million in the year ended December 31, 1998 from $40.5 million in the year ended December 31, 1997.

    Transaction revenues increased by 55.1% to $41.7 million in the year ended December 31, 1998 from $26.9 million in the year ended December 31, 1997, while decreasing as a percentage of total revenues to 65.8% from 66.3%. The dollar increase in transaction revenues for the year ended December 31, 1998 was primarily due to increased volume of qualification and activation transactions processed for carrier clients. The decrease in transaction revenues as a percentage of total revenues for the year ended December 31, 1998 principally resulted from a greater increase in software licensing and maintenance revenues than transaction revenues for the same period.

    The Company believes that its transaction revenues in 1999 will not increase at the same rate as they did in 1998. The Company's transaction revenues will continue to reflect in large part the industry's rate of growth of new subscribers; the Company believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will slow in upcoming years. The rate of growth in the Company's transaction revenues in 1998 reflects revenues from a number of major PCS carriers that began operating in late 1997 and in 1998; the Company does not expect that revenues from these PCS carriers will continue to increase at the same rate as they have in 1998.

    Software licensing and maintenance revenues increased by 88.4% to $11.9 million in the year ended December 31, 1998 from $6.3 million in the year ended December 31, 1997, while increasing as a percentage of total revenues to 18.8% from 15.6%. Both the dollar increase and the increase as a percentage of total revenues in software licensing revenues for the year ended December 31, 1998 were principally a result of the increase in revenues attributable to the Company's Channel Solutions and Fraud Management products and services.

    The Company currently anticipates that its software licensing and maintenance revenues in 1999 will approximate those in 1998, as the Company continues to integrate its Fraud Management products with its other offerings and to build its international sales capability. Actual results for 1999 will, however, be subject to a number of uncertainties, some of which are not within the Company's control. In particular, the Company believes that software licensing revenues at least through 1999 will be subject to fluctuation and will be more difficult to anticipate than the Company's other types of revenues, principally due to the relatively long sales cycle and relatively large dollar size of its software licenses. The sales cycles for domestic software licenses generally extend from three to six months and may extend as long as twelve months; sales cycles for software licenses sold to international clients often are longer. The predictability of software licensing revenue is further impeded because the Company's licensed software is a discretionary purchase for most customers. As a result of the foregoing, a small number of licensing transactions may have a significant effect on the Company's software licensing revenues in a quarter.

    Consulting services revenues increased by 32.8% to $9.7 million in the year ended December 31, 1998 from $7.3 million in the year ended December 31, 1997, while decreasing as a percentage of total revenues to 15.4% from 18.1%. The dollar increase in consulting services revenues for the year ended December 31, 1998 was principally due to increased demand for the consulting services offered by the Company. The decrease in consulting services revenue as a percentage of total revenues for the year ended December 31, 1998 principally resulted from a greater increase in software licensing revenues than consulting services revenues for the same period. The Company is continuing to standardize its consulting services offerings and to build its consulting capabilities. Its consulting business has become less concentrated in 1998, with consulting work being performed for more than 35 clients during the year ended December 31, 1998.

    COST OF REVENUES. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's Teleservices Group and changes in the mix of total revenues among transaction revenues, software licensing revenues and consulting services revenues.

    Transaction cost of revenues increased by 50.0% to $23.3 million in the year ended December 31, 1998 from $15.5 million in the year ended December 31, 1997, while decreasing as a percentage of total revenues to 36.8% from 38.3%. The increase in transaction cost of revenues for the year ended December 31, 1998 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in transaction cost of revenues as a percentage of total revenues for the year ended December 31, 1998 principally resulted from an increase in the number of transactions processed compared to the same period of the prior year.

    Software licensing and maintenance cost of revenues increased by 125.3% to $4.6 million in the year ended December 31, 1998 from $2.0 million in the year ended December 31, 1997, while increasing as a percentage of total revenues to 7.2% from 5.0%. Both the dollar increase and the increase as a percentage of total revenues in software licensing cost of revenues for the year ended December 31, 1998 were primarily due to the increased cost of revenues for Fraud Management products.

    Consulting services cost of revenues increased by 181.1% to $5.2 million in the year ended December 31, 1998 from $1.9 million in the year ended December 31, 1997, while increasing as a percentage of total revenues to 8.3% from 4.6%. Both the dollar increase and the increase as a percentage of total revenues in consulting services cost of revenues were attributable primarily to the increase in consulting staff due to the expansion of the consulting services group, including both newly hired personnel and personnel reallocated from other areas of the Company's operations, including sales and marketing, as part of the establishment of Lightbridge Consulting Services. The Company expects to continue hiring consulting staff during the year ending December 31, 1999.

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

    Development expenses increased by 58.0% to $9.6 million in the year ended December 31, 1998 from $6.1 million in the year ended December 31, 1997. The increase in costs for the year ended December 31, 1998 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans in connection with the development and deployment of enhanced versions of its Fraud Management software product, FraudBuster. The Company expects to continue to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its Channel Solutions, Churn and Fraud Management products and services, as well as to develop new products and services.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Sales and marketing expenses increased by 13.5% to $6.9 million in the year ended December 31, 1998 from $6.0 million in the year ended December 31, 1997. The increase for the year ended December 31, 1998 was due principally to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and an increase in marketing programs. This increase was offset in part by the reallocation of certain personnel to Lightbridge Consulting Services as well as the allocation of certain related expenses to consulting services cost of revenues. The Company expects to continue to invest in sales and marketing efforts, both domestically and internationally, in order to increase its penetration of existing accounts and to add new clients and markets.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel, fees for outside professional services, and amortization of goodwill and certain acquired intangible assets incurred pursuant to the acquisition of Coral. General and administrative expenses increased by 119.4% to $11.5 million in the year ended December 31, 1998 from $5.2 million in the year ended December 31, 1997. The increase reflected the amortization of $3.0 million of goodwill and certain acquired intangible assets attributable to the Company's acquisition of Coral and an increase in the number of personnel. The Company expects that its general and administrative costs will not materially change during the year ending December 31, 1999.

    INTANGIBLE ASSET IMPAIRMENT. During the year ended December 31, 1998, Lightbridge expensed approximately $7.4 million of intangible assets recorded in connection with the acquisition of Coral. The write-off included approximately $2.6 million from the abandonment of the ChurnAlert product and an additional $4.8 million of goodwill, based on a determination that the net book value of this asset was impaired at December 31, 1998. This determination was based on a comparison of the undiscounted cash flows associated with the Coral business, excluding ChurnAlert with the net book value of the related assets. That comparison indicated that the remaining net book value would not be recovered through normal operations, and accordingly, a charge was taken to state the assets at estimated fair value, determined as the net present value of the estimated cash flows, discounted at a rate of 13%.

    OTHER INCOME, NET. Other expense consists of interest expense, commitment fees and other similar fees payable with respect to the Company's bank line of credit, subordinated notes and capital leases. Other income, net in the year ended December 31, 1998 consisted predominantly of interest income and expense. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest expense remained the same at $0.2 million in the years ended December 31, 1998 and 1997. Interest income decreased to $0.6 million in the year ended December 31, 1998 from $1.2 million in the year ended December 31, 1997 as a result of lower average cash balances during the year. Interest income for the year ended December 31, 1998 reflected an average rate of return of approximately 4.7%.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 57.3% and 122.4% for the years ended December 31, 1998 and 1997, respectively. The relatively high effective tax rate for 1998 resulted from goodwill attributable to the Company's acquisition of Coral, which is recognized as an expense for accounting purposes, but is not deductible for tax purposes. Because the goodwill attributable to the Coral acquisition will continue to be amortized through the year ending December 31, 2002, the Company anticipates that its effective tax rate will continue to be relatively high during that amortization period and, in particular, estimates that its effective tax rate for the year ending December 31, 1999 will be approximately 49%. The actual effective tax rate for 1999 may vary significantly from the Company's estimates as the result of a number of factors, including any and all factors that cause the Company's actual pretax book income for those years to vary from the Company's internal estimates. The Company has net operating loss carryforwards for federal income tax purposes which were acquired with Coral. These net operating loss carryforwards are limited in use and therefore a valuation allowance was established against the deferred tax assets as their realization is not assured.

    YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

    REVENUES

    Total revenues increased by 37.2% to $40.5 million in the year ended December 31, 1997 from $29.5 million in the year ended December 31, 1996. Transaction revenues increased by 21.3% to $26.9 million in the year ended December 31, 1997 from $22.2 million in the year ended December 31, 1996, primarily due to increased volume of wireless customer qualification and activation transactions processed for existing carrier clients and, to a lesser extent, new carrier clients and revenues of Coral subsequent to its acquisition on November 7, 1997. Software and hardware revenues and consulting revenues increased to a total of $13.7 million in the year ended December 31, 1997 from $7.4 million in the year ended December 31, 1996. This increase was attributable to increased consulting and customized software integration services provided to both existing and new clients and revenues from the Company's Channel Solutions and Fraud Management products and services. The increase in revenues from consulting services and customized software integration services in 1997 resulted primarily from projects undertaken for one client.

    COST OF REVENUES. Cost of revenues increased by 21.5% to $19.4 million in the year ended December 31, 1997 from $16.0 million in the year ended December 31, 1996, while decreasing as a percentage of total revenues to 47.9% from 54.1%. The dollar increase in costs resulted principally from increases in transaction volume, costs attributable to expansion of the Company's staff and systems capacity, amortization of capitalized software and costs attributable to Coral including amortization of acquired intangible assets subsequent to its acquisition on November 7, 1997. The decrease in cost of revenues as a percentage of total revenues primarily reflected a higher percentage of transaction revenues from on-line processing than TeleServices operations, a higher percentage of revenues from customized software integration services and software licenses, and increased utilization of the Company's operating and networking systems.

    DEVELOPMENT. Development expenses increased by 38.6% to $6.1 million in the year ended December 31, 1997 from $4.4 million in the year ended December 31, 1996. Development expenses also increased as a percentage of total revenues to 15.0% from 14.8%. The dollar increase in costs resulted principally from the hiring of additional personnel to support the continued enhancement of products and services (including costs attributable to Coral development personnel subsequent to Coral's acquisition on November 7, 1997) and the development of new products and services, including customized software integration services and the initial two modules in the Customer Management solution. The Company capitalized $1,301,000 and $0 of internally developed software development costs for the years ended December 31, 1997 and 1996, respectively.

    SALES AND MARKETING. Sales and marketing expenses increased by 43.0% to $6.0 million in the year ended December 31, 1997 from $3.7 million in the year ended December 31, 1996, and increased as a percentage of total revenues to 14.9% from 12.4%. The increase in costs was due to the addition of direct sales personnel (including costs attributable to Coral sales personnel subsequent to Coral's acquisition on November 7, 1997), increased commissions resulting from the higher level of revenues, the addition of marketing personnel (including costs attributable to Coral marketing personnel subsequent to Coral's acquisition on November 7, 1997) and increased use of marketing programs, including trade shows.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 88.8% to $5.2 million in the year ended December 31, 1997 from $2.8 million in the year ended December 31, 1996. General and administrative expenses also increased as a percentage of total revenues to 12.9% from 9.4%. The dollar increase in general and administrative expenses resulted from the addition of general and administrative personnel, an increased use of other outside services during 1997 and costs attributable to Coral subsequent to its acquisition on November 7, 1997. The December 31, 1997 balance of goodwill and certain other acquired intangible assets attributable to the Coral acquisition began being amortized over the sixty and thirty-six months beginning November 1997, respectively.

    IN-PROCESS RESEARCH AND DEVELOPMENT. During the year ended December 31, 1997, the Company expensed approximately $4.0 million of purchased in-process research and development technology in connection with the Company's acquisition of Coral, described above.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net increased 410.9% to $949,000 in the year ended December 31, 1997 from net other expense of $(305,288) in the year ended December 31, 1996. Interest expense decreased to $371,000 in the year ended December 31, 1997 from $754,000 in the year ended December 31, 1996. Interest income increased to $1.2 million in the year ended December 31, 1997 from $422,000 in the year ended December 31, 1996 as a result of the continued investment of proceeds received from the issuance of Series D convertible preferred stock in April 1996 and the Company's initial public offering of common stock in November 1996.

    PROVISION FOR INCOME TAXES. The provision for income taxes for fiscal 1997 was $892,000 compared to $160,000 in fiscal 1996. The Company's effective tax rate for fiscal 1997 was significantly influenced by the nondeductible charge of $4.0 million for purchased in-process research and development from the acquisition of Coral. The effective tax rate was further affected by nondeductible amortization resulting from the merger offset by the recognition of certain tax credits and changes in the Company's valuation allowances on tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to its initial public offering, the Company funded its operations primarily through private placements of equity and debt securities, cash generated from operations, bank borrowings and equipment financings. In October 1996, the Company consummated an initial public offering in which 4,370,000 shares of the Company's common stock were sold at an initial public offering price of $10.00 per share. The total shares consisted of 3,021,868 shares sold by the Company and 1,348,132 shares sold by selling stockholders. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $27.1 million. These proceeds were used to repay certain debt obligations of the Company, to repurchase certain shares of the common stock of the Company and to fund working capital and other general corporate purposes. During 1998, the Company funded its operations primarily through cash flows from operations.

    The Company has a $4.0 million working capital line of credit and a $3.0 million equipment line of credit with a bank. The working capital line of credit is secured by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit and equipment line of credit bear interest at the bank's prime rate (7.75% at December 31, 1998). The working line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1,250,000 in the aggregate. At December 31, 1998, there were no borrowings outstanding under the working capital line of credit and borrowings of $0.2 million were outstanding under the equipment line of credit. The Company's agreements with the bank contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in June 1999 and the equipment line of credit expires in June 2001.

    The Company's capital expenditures totaled $6.9 million and $10.4 million, respectively, for the years ended December 31, 1998 and 1997. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure and computer equipment for development activities. Capital expenditures during the year ended December 31, 1998 also included leasehold improvements and other costs attributable to the relocation of Coral's facilities to Broomfield, Colorado. The Company currently estimates that its capital expenditures for 1999 will total approximately $6.0 million to $7.0 million, although the actual amount of those expenditures may vary significantly, depending upon, among other things, the extent to which the Company determines to update the capacity of its data center and to acquire additional computer equipment. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2003.

    As of December 31, 1998, the Company had cash and cash equivalents of $16.4 million and working capital of $24.7 million. The Company believes that the current cash balances and funds available under existing lines of credit will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY COSTS

    Many companies' currently installed computer systems and software products are coded to accept only two digit year entries in date coded fields, potentially with the incorrect assumption of the twentieth century. To eliminate date ambiguity, these date coded fields need to accept four digit entries, or utilize a consistent, predictable technique to distinguish twenty-first century dates from twentieth century dates. In addition, four digit year dates must be stored in database or file fields, regardless of the entry of two digit years. As a result, in less than a year, computer systems and software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

    Lightbridge has been actively involved in addressing Year 2000 issues since early 1997. Lightbridge believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates after January 1, 2000 will not materially affect the performance of Lightbridge's software products with respect to date dependent data, or the ability of such products to correctly create, store, process and output information related to such date data. In October 1998, the Company completed development of version 1.20 of CAS, the Company's transaction processing system. Version 1.20 is Year 2000 compliant for the core CAS and for the front-end access points to CAS, and also includes Year 2000 support for third-party interfaces to CAS, such as interfaces with credit bureaus and billing systems. During the third quarter of 1998, the Company completed Year 2000 compliance for its Fraud Management software product, FraudBuster. The Company had previously verified Year 2000 compliance for its Retail Management System, its point-of-sale system. The Company is continuing its testing and modification efforts relating to its software products. There can be no assurance that Lightbridge's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. The Company may be required to make significant expenditures in connection with the on-going design and testing of its software-based services and products and interfaces to third-party systems for Year 2000 compatibility, and any related modifications or other development work that may be required to cause those services and products to be Year 2000 compatible. In addition, in certain circumstances, Lightbridge has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of Lightbridge's products with respect to date dependent data or the ability to create, store, process and output information related to such data. If any of Lightbridge's clients experience Year 2000 problems, such clients could assert claims for damages against Lightbridge. Lightbridge's agreements with clients in most cases limit liability to prevent unlimited exposure from such claims.

    Lightbridge has completed an inventory and review of the Year 2000 compliance status of the software and systems considered critical to its transaction processing operations and its internal business, and has begun to obtain appropriate assurances of compliance from manufacturers of such software and systems and agreements to modify or replace all non-compliant products. In addition, Lightbridge is considering converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of Lightbridge's personnel using such systems. Back office software and systems considered critical to Lightbridge's business are scheduled to be Year 2000 compliant by the second quarter of 1999. Nevertheless, particularly to the extent Lightbridge is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurance that Lightbridge will not experience delays in completing the resolution of such issues. If a key system, or a significant number of systems, were to fail as a result of software products that were not Year 2000 compliant, Lightbridge could incur substantial costs and experience disruption of its business, which could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

    Lightbridge expects that its Year 2000 procedures with respect to its software products, transaction processing systems, and internal business software and systems, will be substantially completed by the second quarter of 1999. Lightbridge has not separately tracked the costs incurred for investigating and remedying issues related to Year 2000 compliance, and all of the costs have been internal. Lightbridge currently estimates that it will spend approximately $500,000 on Year 2000 testing and compliance during 1999. There can be no assurance that Company resources spent on investigating and remedying Year 2000 issues will not have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes standards applicable to the manner in which Lightbridge accounts for derivative instruments in its annual financial statements commencing with fiscal year ending December 31, 1999. Lightbridge is unable at this time to determine whether the adoption of SFAS No. 133 will have a material effect on Lightbridge's results of operations or financial condition.

    In December 1998, the AICPA released Statement of Position No. 98-9, ("SOP 98-9") "Modification of SOP 97-2, "Software Revenue Recognition, "with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple elements arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company does not expect the adoption of SOP 98-9 to have a material effect on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

    The market risk exposure inherent in the Company's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents and the use of fixed and variable rate debt to fund its acquisition of property and equipment in past years.

    Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been signifcant to the Company's financial position or results of operations during 1998. The effect of a similar hypothetical change in interest rates on the Company's variable-rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

    For additional information about the Company's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in the accompanying consolidated financial statements.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    Certain of the information concerning the Directors of the Company required under this item is contained in "Item 4A. Executive Officers," and the remainder of such information is incorporated herein by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

EXECUTIVE OFFICERS

    Certain of the information concerning the executive officers of the Company required under this item is contained in "Item 4A. Executive Officers," and the remainder of such information is incorporated herein by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    Information under the heading "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information under the heading "Share Ownership of Principal Stockholders and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information under the heading "Certain Relationships and Other Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) Documents filed as part of this report

(1)        Financial Statements
           Independent Auditors' Report...............................................        F-1
           Consolidated Balance Sheets as of December 31, 1997 and 1998...............        F-2
           Consolidated Statements of Operations for the years ended December 31,             F-3
           1996, 1997 and 1998........................................................
           Consolidated Statements of Stockholders' Equity (Deficiency) for the years         F-4
           ended December 31, 1996, 1997 and 1998.....................................
           Consolidated Statements of Cash Flows for the years ended December 31,             F-5
           1996, 1997 and 1998........................................................
           Notes to Consolidated Financial Statements.................................        F-6
(2)        Consolidated financial statement schedules
           All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto.

    (3) Exhibits

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
  3.1*        Amended and Restated Certificate of Incorporation of the Company

  3.2*        Amended and Restated By-Laws of the Company

  3.3+++      Amendment to Amended and Restated By-Laws of the Company, adopted October 29, 1998

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

 10.3*        Form of Common Stock Purchase Warrants issued August 1995

 10.4*        Amended and Restated Credit Agreement dated as of June 18, 1996, between the Company and Silicon
              Valley Bank

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
 10.5++       Loan Modification Agreements, dated from August 19, 1996 to June 26, 1998, each amending the Amended and Restated Credit Agreement included as Item 10.4

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

 10.12*       Office Lease dated September 21, 1993, as amended, between the Company and L&E Investment of
              Massachusetts One, Inc.

 10.13*       Office Lease dated September 30, 1994, as amended, between the Company and Hobbs Brook Office Park

 10.14*       Office Lease dated August 5, 1994, as amended, between the Company and L&E Investment of
              Massachusetts One, Inc.

 10.15***     Office Lease dated March 5, 1997, between the Company and Sumitomo Life Realty (N.Y.), Inc.

 10.16****    First and Second Amendments dated July 22, 1997 and October 6, 1997, respectively, to the Office
              Lease included as Item 10.15

 10.17+       Office Building Lease, dated March 12, 1998, between 8900 Grantline Road Investors and the Company

 10.18++++    1998 Non-Statutory Stock Option Plan

 23           Independent Auditors' Consent--Deloitte & Touche LLP

 27.1         Financial Data Schedule for fiscal year ended December 31, 1998

------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-6589)

** Incorporated by reference to the Company's Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on November 21, 1997

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997

+ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

+++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

++++ Incorporated by reference to the Company's Registration Statement on Form
     S-8, as filed with the Securities and Exchange Commission on November 25, 1998

(b) Reports on Form 8-K filed in the fourth quarter of 1998

    No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the thirty-first day of March, 1999.

                                LIGHTBRIDGE, INC.

                                By:            /s/ PAMELA D.A. REEVE
                                     -----------------------------------------
                                       President and Chief Executive Officer

    Each person whose signature appears below hereby appoints Pamela D.A. Reeve, Joseph S. Tibbetts, Jr., and Alexander H. Pyle and each of them severally, acting alone and without the other, his or her true and lawful attorney-in-fact with the authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary or advisable to enable Lightbridge, Inc., to comply with the rules, regulations, and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the thirty-first day of March, 1999.

                                President, Chief Executive
                                  Officer and Director
    /s/ PAMELA D.A. REEVE         (Principal Executive
------------------------------    Officer)

                                Senior Vice President,
                                  Finance & Administration
                                  and Chief Financial
 /s/ JOSEPH S. TIBBETTS, JR.      Officer (Principal
------------------------------    Financial and Accounting
                                  Officer)

     /s/ ANDREW I. FILLAT       Director
------------------------------

    /s/ TORRENCE C. HARDER      Director
------------------------------

      /s/ D. QUINN MILLS        Director
------------------------------

     /s/ DEBORA J. WILSON       Director
------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lightbridge, Inc.
Burlington, Massachusetts

    We have audited the accompanying consolidated balance sheets of Lightbridge, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
Februrary 24, 1999

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents........................................................  $  15,715,726  $  16,436,995
  Accounts receivable, net.........................................................     13,195,865     18,803,230
  Accounts receivable from related parties.........................................         17,187         28,732
  Deferred tax assets..............................................................        426,348        335,348
  Other current assets.............................................................      2,459,235      1,063,848
                                                                                     -------------  -------------
    Total current assets...........................................................     31,814,361     36,668,153
Property and equipment, net........................................................     11,763,013     13,454,070
Notes receivable from related parties..............................................        128,127         67,113
Deferred tax assets................................................................        216,038        453,038
Other assets, net..................................................................        421,952        425,542
Goodwill, net......................................................................     10,383,581      2,145,313
Acquired intangible assets, net....................................................      7,716,545      4,024,811
Other intangible assets, net.......................................................      1,121,559        539,239
                                                                                     -------------  -------------
        Total assets...............................................................  $  63,565,176  $  57,777,279
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $   2,830,847  $   5,774,975
  Accrued compensation.............................................................      1,567,833      1,648,459
  Other accrued liabilities........................................................      3,260,003      2,401,414
  Short-term borrowings and current portion of subordinated notes payable..........        805,205        652,770
  Current portion of obligations under capital leases..............................        339,258         44,440
  Deferred revenues................................................................      1,658,406      1,460,636
  Other current liabilities........................................................        166,876        166,876
                                                                                     -------------  -------------
    Total current liabilities......................................................     10,628,428     12,149,570
Notes payable......................................................................        152,770             --
Subordinated notes payable.........................................................      1,244,844        655,484
Other long-term liabilities........................................................        823,346        525,124
                                                                                     -------------  -------------
    Total liabilities..............................................................     12,849,388     13,330,178
                                                                                     -------------  -------------
Commitments and contingencies (Note 5)
Stockholders' equity:
  Preferred stock; $0.01 par value, 5,000,000 shares authorized; no shares issued
    or outstanding at December 31, 1997 and 1998...................................             --             --
  Common stock, $.01 par value; 60,000,000 shares authorized; 16,492,954 and
    16,841,823 shares issued; 15,665,662 and 16,014,531 shares outstanding at
    December 31, 1997 and 1998, respectively.......................................        164,929        168,417
  Additional paid-in capital.......................................................     53,660,991     54,285,766
  Warrants.........................................................................        598,875        598,875
  Accumulated deficit..............................................................     (2,084,044)    (8,980,994)
                                                                                     -------------  -------------
    Total..........................................................................     52,340,751     46,072,064
  Less treasury stock; 827,292 shares at cost at December 31, 1997 and 1998........     (1,624,963)    (1,624,963)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     50,715,788     44,447,101
                                                                                     -------------  -------------
        Total liabilities and stockholders' equity.................................  $  63,565,176  $  57,777,279
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1997           1998
                                                                      -------------  -------------  -------------
Revenues:
  Transaction.......................................................  $  22,158,773  $  26,881,516  $  41,683,290
  Software licensing and maintenance................................      2,780,355      6,331,769     11,927,082
  Consulting services...............................................      4,605,724      7,336,037      9,741,124
                                                                      -------------  -------------  -------------
    Total revenues..................................................     29,544,852     40,549,322     63,351,496
                                                                      -------------  -------------  -------------
Cost of Revenues:
  Transaction.......................................................     13,918,628     15,535,143     23,300,910
  Software licensing and maintenance................................        496,560      2,034,453      4,583,494
  Consulting services...............................................      1,570,240      1,858,039      5,223,259
                                                                      -------------  -------------  -------------
Total cost of revenues..............................................     15,985,428     19,427,635     33,107,663
                                                                      -------------  -------------  -------------
Gross profit........................................................     13,559,424     21,121,687     30,243,833
                                                                      -------------  -------------  -------------
Operating expenses:
  Development.......................................................      4,380,293      6,072,468      9,596,423
  Sales and marketing...............................................      3,673,422      6,040,846      6,856,522
  General and administrative........................................      2,768,424      5,228,801     11,472,090
  Intangible asset impairment.......................................             --             --      7,384,506
  Purchased in-process research and development.....................             --      4,000,000             --
                                                                      -------------  -------------  -------------
Total operating expenses............................................     10,822,139     21,342,115     35,309,541
                                                                      -------------  -------------  -------------
Income (loss) from operations.......................................      2,737,285       (220,428)    (5,065,708)
                                                                      -------------  -------------  -------------
Other income (expense):
  Interest income:
    Related parties.................................................          4,807         18,675          6,945
    Other...........................................................        416,801      1,163,775        638,834
  Interest expense:
    Related parties.................................................        (89,142)       (18,984)            --
    Other...........................................................       (664,481)      (351,763)      (241,594)
  Other non-operating income (expense)..............................         26,727        137,756        277,573
                                                                      -------------  -------------  -------------
Total other income (expense)........................................       (305,288)       949,459        681,758
                                                                      -------------  -------------  -------------
Income (loss) before provision for income taxes.....................      2,431,997        729,031     (4,383,950)
Provision for income taxes..........................................        159,500        892,000      2,513,000
                                                                      -------------  -------------  -------------
Net income (loss)...................................................  $   2,272,497  $    (162,969) $  (6,896,950)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Basic earnings (loss) per share (Note 10).........................  $        0.33  $       (0.01) $       (0.44)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Diluted earnings (loss) per share (Note 10).......................  $        0.17  $       (0.01) $       (0.44)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                                   TREASURY
                                                   COMMON STOCK          ADDITIONAL                                  STOCK
                                             ------------------------     PAID-IN                   ACCUMULATED    ---------
                                                SHARES       AMOUNT       CAPITAL       WARRANTS      DEFICIT       SHARES
                                             ------------  ----------  --------------  ----------  --------------  ---------
Balance, January 1, 1996...................     6,575,098  $   65,751   $         --   $  406,375  $   (3,993,572)     1,148
Issuance of common stock for cash..........       115,120       1,152        156,420           --              --         --
Exercise of common stock warrants..........       410,287       4,103         27,147      (31,250)             --         --
Repurchase of common stock for cash........            --          --             --           --              --    800,000
Dividends on redeemable convertible
  preferred stock..........................            --          --       (136,905)          --              --         --
Expenses paid on behalf of stockholder.....            --          --             --           --        (200,000)        --
Issuance of common stock, net of issuance
  costs....................................     3,021,868      30,219     27,030,857           --              --         --
Conversion of redeemable convertible
  preferred stock to common stock..........     5,247,324      52,473      9,219,450           --              --         --
Compensation cost of issuance of warrant...            --          --             --      230,000              --         --
Net income.................................            --          --             --           --       2,272,497         --
                                             ------------  ----------  --------------  ----------  --------------  ---------
Balance, December 31, 1996.................    15,369,697     153,698     36,296,969      605,125      (1,921,075)   801,148
Issuance of common stock for cash..........       193,704       1,935        266,904           --              --         --
Issuance of common stock for technology
  acquisition..............................        25,000         250        312,250           --              --         --
Repurchase of common stock from related
  parties..................................            --          --             --           --              --     26,144
Exercise of common stock warrants..........        12,500         125         31,125       (6,250)             --         --
Issuance of common stock for acquisition...       892,053       8,921     16,511,057           --              --         --
Tax benefit from disqualifying dispositions
  of incentive stock options and
  non-qualified stock options..............            --          --        242,686           --              --         --
Net loss...................................            --          --             --           --        (162,969)        --
                                             ------------  ----------  --------------  ----------  --------------  ---------
Balance, December 31, 1997.................    16,492,954     164,929     53,660,991      598,875      (2,084,044)   827,292
Issuance of common stock for cash..........        18,573         185        143,872
Exercise of common stock options...........       330,296       3,303        312,903
Tax benefit from disqualifying dispositions
  of incentive stock options and
  non-qualified stock options..............                                  168,000
Net loss...................................            --          --             --           --      (6,896,950)        --
                                             ------------  ----------  --------------  ----------  --------------  ---------
Balance, December 31, 1998.................    16,841,823  $  168,417   $ 54,285,766   $  598,875  $   (8,980,994)   827,292
                                             ------------  ----------  --------------  ----------  --------------  ---------
                                             ------------  ----------  --------------  ----------  --------------  ---------

                                                                 TOTAL
                                                             STOCKHOLDERS'
                                                                 EQUITY
                                                 AMOUNT       (DEFICIENCY)
                                             --------------  --------------
Balance, January 1, 1996...................  $         (574) $   (3,522,020)
Issuance of common stock for cash..........              --         157,572
Exercise of common stock warrants..........              --              --
Repurchase of common stock for cash........      (1,535,500)     (1,535,500)
Dividends on redeemable convertible
  preferred stock..........................              --        (136,905)
Expenses paid on behalf of stockholder.....              --        (200,000)
Issuance of common stock, net of issuance
  costs....................................              --      27,061,076
Conversion of redeemable convertible
  preferred stock to common stock..........              --       9,271,923
Compensation cost of issuance of warrant...              --         230,000
Net income.................................              --       2,272,497
                                             --------------  --------------
Balance, December 31, 1996.................      (1,536,074)     33,598,643
Issuance of common stock for cash..........              --         268,839
Issuance of common stock for technology
  acquisition..............................              --         312,500
Repurchase of common stock from related
  parties..................................         (88,889)        (88,889)
Exercise of common stock warrants..........              --          25,000
Issuance of common stock for acquisition...              --      16,519,978
Tax benefit from disqualifying dispositions
  of incentive stock options and
  non-qualified stock options..............              --         242,686
Net loss...................................              --        (162,969)
                                             --------------  --------------
Balance, December 31, 1997.................      (1,624,963)     50,715,788
Issuance of common stock for cash..........                         144,057
Exercise of common stock options...........                         316,206
Tax benefit from disqualifying dispositions
  of incentive stock options and
  non-qualified stock options..............                         168,000
Net loss...................................              --      (6,896,950)
                                             --------------  --------------
Balance, December 31, 1998.................  $   (1,624,963) $   44,447,101
                                             --------------  --------------
                                             --------------  --------------

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                     1996          1997         1998
                                                                                  -----------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................  $ 2,272,497  $   (162,969) $(6,896,950)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities (net of effect of acquisition):
  Purchased in-process research and development.................................           --     4,000,000           --
  Intangible asset impairment...................................................           --            --    7,384,506
  Deferred income taxes.........................................................           --      (695,000)    (266,390)
  Depreciation and amortization.................................................    3,557,699     5,551,447   10,561,554
  Amortization of discount on notes.............................................       63,975        43,704       35,640
  (Gain) loss on disposal of equipment..........................................           --       (43,007)      18,978
  Compensation expense related to warrant grant.................................      230,000            --           --
Changes in assets and liabilities:
  Accounts receivable...........................................................   (2,802,772)   (4,727,562)  (5,618,910)
  Other assets..................................................................     (731,600)     (751,258)   1,331,809
  Accounts payable and accrued liabilities......................................      185,287       342,500    2,166,165
  Other liabilities.............................................................           --        79,452     (177,833)
  Deferred revenues.............................................................      348,075    (1,545,582)    (197,770)
                                                                                  -----------  ------------  -----------
    Net cash provided by operating activities...................................    3,123,161     2,091,725    8,840,799
                                                                                  -----------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.............................................   (2,339,797)  (10,388,992)  (6,928,692)
Capitalization of software development costs....................................           --      (963,499)    (155,092)
Proceeds from sale of equipment.................................................           --       245,996           --
Redemption of investments.......................................................           --     2,069,323           --
Purchase of investments.........................................................           --    (2,069,323)          --
Notes receivable--to related parties............................................           --       (87,000)          --
Repayments of notes receivable--related parties.................................           --        14,083       61,014
Cost associated with the acquisition of Coral, net of cash received of
  $332,750......................................................................           --      (443,504)          --
Other assets....................................................................     (350,000)           --           --
                                                                                  -----------  ------------  -----------
    Net cash used in investing activities.......................................   (2,689,797)  (11,622,916)  (7,022,770)
                                                                                  -----------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement of leasehold improvements.........................................           --       254,410           --
Proceeds from equipment line borrowings.........................................      763,013            --           --
Payments on notes payable.......................................................   (2,651,000)   (1,270,028)    (930,205)
Payments under capital lease obligations........................................   (2,144,187)   (1,578,107)    (294,818)
Proceeds from issuance of common stock..........................................   27,218,648       268,839      628,263
Stock issuance expenditures.....................................................           --      (353,999)          --
Proceeds from exercise of warrant...............................................           --        25,000           --
Payments toward the purchase of treasury stock..................................   (1,535,500)           --           --
Expenses paid on behalf of stockholder..........................................     (200,000)           --           --
Proceeds from issuance of mandatory redeemable convertible preferred stock,
  net...........................................................................    5,958,400            --           --
                                                                                  -----------  ------------  -----------
    Net cash provided by (used in) financing activities.........................   27,409,374    (2,653,885)    (596,760)
                                                                                  -----------  ------------  -----------
Net increase (decrease) in cash and cash equivalents............................   27,842,738   (12,185,076)     721,269
Cash and cash equivalents, beginning of year....................................       58,064    27,900,802   15,715,726
                                                                                  -----------  ------------  -----------
Cash and cash equivalents, end of year..........................................  $27,900,802  $ 15,715,726  $16,436,995
                                                                                  -----------  ------------  -----------
                                                                                  -----------  ------------  -----------
Cash paid for interest..........................................................  $   836,869  $    353,990  $   232,239
                                                                                  -----------  ------------  -----------
                                                                                  -----------  ------------  -----------
Cash paid for income taxes......................................................  $    87,413  $  1,778,026  $   641,703
                                                                                  -----------  ------------  -----------
                                                                                  -----------  ------------  -----------

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND RECENT ACQUISITIONS

    BUSINESS--Lightbridge, Inc. (formerly Credit Technologies, Inc.) (the "Company") was incorporated in June 1989 under the laws of the state of Delaware. Effective November 1, 1994, the Company changed its name and reincorporated as Lightbridge, Inc. The Company develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition, retention and fraud prevention processes.

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

    ACQUISITION OF CORAL SYSTEMS, INC.--In November 1997, the Company acquired Coral Systems, Inc. ("Coral"), a Delaware corporation, through the issuance of 892,053 shares of common stock for all of the outstanding shares of Coral's common stock. In addition, all of Coral's outstanding options were converted into options to acquire stock of the Company, adjusted only for the exchange ratio between the stocks of Coral and the Company.

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

    The determination and allocation of the purchase price was as follows:

Total purchase price:
Shares issued..................................................  $15,101,166
Options and warrants assumed...................................   1,418,812
Acquisition-related expenses...................................     776,464
                                                                 ----------
Total purchase price...........................................  $17,296,442
                                                                 ----------
                                                                 ----------

    The purchase price, which aggregated $17,296,442 was allocated to:

Current assets.................................................  $1,280,679
Current liabilities............................................  (8,475,909)
Property and equipment.........................................   1,295,500
Other assets...................................................      46,700
Acquired intangible assets.....................................   8,405,000
In-process research and development............................   4,000,000
Goodwill.......................................................  10,744,472
                                                                 ----------
Total purchase price...........................................  $17,296,442
                                                                 ----------
                                                                 ----------

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

1. BUSINESS AND RECENT ACQUISITIONS (CONTINUED)
    The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Coral had occurred as of January 1, 1997 after giving effect for certain adjustments, including depreciation and amortization of acquired assets and excludes the write-off of $4.0 million of purchased in-process research and development. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1997 or of results which may occur in the future.

(In thousands except per share data)                                   1997
-------------------------------------------------------------------  ---------
Revenues...........................................................  $  45,021
Net loss...........................................................     (8,013)
Basic and diluted loss per common share............................  $   (0.55)

    TECHNOLOGY ACQUISITION--During the year ended December 31, 1997, the Company acquired the technology for a point-of-sale software product for $337,500 in stock and cash. The costs associated with this technology acquisition were recorded as capitalized software costs, since such products had reached technological feasibility at the date of acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION--These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    SIGNIFICANT ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at each reporting date and the amount of revenue and expense reported each period. These estimates include provisions for bad debts, certain accrued liabilities, recognition of revenue and expenses, and recoverability of deferred tax assets. Actual results could differ from these estimates. The Company does not expect any changes in the near term that would have a significant impact on its consolidated financial statements.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include short-term, highly liquid instruments, which consist primarily of money market accounts, purchased with remaining maturities of three months or less.

    PROPERTY AND EQUIPMENT--Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the term of the lease or the lives of the assets, whichever is shorter.

    REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK--The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and certain hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for wireless telecommunications carriers are recognized in the period when services are performed. The Company's software license agreements have typically provided for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions. The Company has entered into license agreements that

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) provide for either a one-time license fee or a monthly license fee with no additional fees based on incremental subscriber growth.

    Prior to 1998, revenue from software license sales was recognized upon shipment of the product. To the extent that insignificant obligations remained after delivery, costs associated with those obligations were accrued at the time that revenue was recognized. Effective January 1, 1998, the Company adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). Since that date, revenue from software license sales continued to be recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined; to the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from consulting and training services is recognized as those services are rendered. Adoption of the provisions of SOP 97-2 did not have a significant impact on the consolidated results of operations or financial position of the Company. Hardware is sold in conjunction with software licenses only when required by the customer and such revenue is deferred until the related license revenue is recognized.

    Substantially all of the Company's customers are providers of wireless telecommunications service and are generally granted credit without collateral. The Company's revenues vary throughout the year with the period of highest revenue generally occurring during the period October 1 through December 31. The allowance for doubtful accounts at December 31, 1996, 1997 and 1998 was approximately $18,000, $219,000 and $496,000 respectively. The Company recorded bad debt expense of $0, $151,000 and $793,000 and had write-offs, net of recoveries associated with accounts receivable of $4,000, $0 and $516,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    Customers exceeding 10% of the Company's revenues during the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                                                    PERCENT OF REVENUE
                                                                           -------------------------------------
                                                                                 YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------
CUSTOMER                                                                      1996         1997         1998
-------------------------------------------------------------------------     -----        -----        -----
A........................................................................          15%           *            *
B........................................................................          29           29%          17%
C........................................................................           *            *           15
D........................................................................           *            *           10
                                                                                   --           --           --
                                                                                   44%          29%          42%
                                                                                   --           --           --
                                                                                   --           --           --

------------------------

* For years in which a customer represented less than 10% of revenues, such customer's percent of revenue for that year is not presented.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EXPORT SALES--The Company had export sales to the following countries during fiscal 1997 and 1998:

                                                                        1997          1998
                                                                    ------------  ------------
Brazil............................................................            --  $    149,200
Canada............................................................  $  1,301,000            --
Chile.............................................................        30,000       452,100
Malaysia..........................................................            --       676,900
Netherlands.......................................................        84,900       243,100
Philippines.......................................................            --       156,600
Taiwan............................................................       257,000       757,500
United Kingdom....................................................       410,000        25,300
                                                                    ------------  ------------
Total.............................................................  $  2,082,900  $  2,460,700
                                                                    ------------  ------------
                                                                    ------------  ------------

    Export sales in fiscal 1996 were less than 10% of total revenues.

    ACQUIRED INTANGIBLE ASSETS: Acquired intangible assets, primarily related to the Coral acquisition, consist of acquired existing technology and workforce. These assets are being amortized on a straight-line basis over their estimated useful lives, ranging from five months to five years. Acquired intangible assests are recorded net of accumulated amortization of approximately $688,000 and $3,088,000 at December 31, 1997 and 1998, respectively.

    GOODWILL--Goodwill, representing the excess of the purchase price of the acquisition of Coral over the fair value of the net assets acquired, is being amortized on a straight-line basis over five years. Goodwill is recorded net of accumulated amortization of $358,000 and $2,507,000 at December 31, 1997 and 1998, respectively.

    INCOME TAXES--The Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. Deferred income tax assets are principally the result of net operating loss carryforwards, income tax credits and differences in depreciation and amortization and accrued expenses and reserves for financial purposes and income tax purposes, and are recognized to the extent realization of such benefits is more likely than not. (See Note 7.)

    DEVELOPMENT COSTS--Development costs, which consist of research into and development of new products and services, are expensed as incurred, except for software development costs. Software development costs are capitalized after establishment of technological feasibility which the Company defines as the point that a "working model" of the software application has achieved all design specifications and is available for "beta testing."

    During the years ended December 31, 1997 and 1998, the Company capitalized approximately $1,301,000 and $155,000, respectively, of software development costs associated with the development of three new products, including the costs of purchasing certain technology (see Note 1). Amortization is provided proportionately to anticipated revenues or over the specific release's estimated life, generally two years. The unamortized balance of capitalized software development costs was approximately $1,122,000 and $540,000 at December 31, 1997 and 1998, respectively. Accumulated amortization was approximately $1,138,000 and $1,875,000 at December 31, 1997 and 1998, respectively.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SUPPLEMENTAL CASH FLOW INFORMATION--The Company entered into the following noncash transactions:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                  1996         1997         1998
                                                                               ----------  -------------  ---------
Capital lease obligations incurred for the acquisition of equipment..........  $  202,364  $          --  $      --
Stock issued for the acquisition of the technology for a point-of-sale
  software product...........................................................          --        312,500         --
Stock issued and options and warrants assumed in connection with the
  acquisition of Coral Systems, Inc. (1).....................................          --     16,873,977         --
                                                                               ----------  -------------  ---------
                                                                               $  202,364  $  17,186,477  $      --
                                                                               ----------  -------------  ---------
                                                                               ----------  -------------  ---------

------------------------

(1) Stock issued and options and warrants assumed in connection with the acquisition of Coral Systems, Inc. exclude stock issuance costs of approximately $354,000 recorded as reduction of stockholders' equity.

    In both April and September of 1996, the Company reacquired 200,000 shares of its common stock from a former director. These repurchases were partially financed through the issuance of two separate 8% notes payable in the amount of $226,667 and $260,000. Such notes were repaid during 1996.

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company periodically assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.

    In December 1998, the Company recorded $7,384,506 of expense related to impairment of certain intangible assets acquired in the Coral acquisition in 1997. In December 1998, the Company decided to abandon sales and development efforts related to the ChurnAlert product. As a result of this abandonment, unamortized amounts included in other acquired intangible assets associated with ChurnAlert, together with an allocation of remaining unamortized goodwill in the amount of $2,552,000, were charged to expense. Because of factors that indicated possible impairment of the remaining assets acquired from Coral, the Company then compared the remaining unamortized long-lived assets and goodwill to the undiscounted cash flows expected to be generated by the remaining Coral products and services. Since the undiscounted cash flows were less than the carrying value of the related assets, a goodwill impairment charge of $4,833,000 was recorded. In calculating the goodwill impairment charge, the fair value of the assets related to the remaining Coral products and services was determined using the present value of the cash flows to be generated by such products and services discounted using a 13% cost of capital.

    STOCK-BASED COMPENSATION--Compensation cost associated with the grant of options and other stock awards to employees is determined using the intrinsic value method. Compensation cost associated with the grant of options and other stock awards to non-employees is determined using the fair value method.

    COMPREHENSIVE INCOME--The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires businesses to disclose comprehensive income (loss) and its components in their financial statements. The Company currently has no items of comprehensive income other than net income (loss).

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION--Based upon the way management and the Board of Directors monitor the operations, the company operates in three distinct segments including the transaction business, the software license and maintenance business, and the consulting business. Within these three segments, performance is measured based on gross profit realized from each segment. Information about costs and expenses other than costs of revenues and assets and cash flows is not reported by segment. Information about revenues and cost of revenues of each segment is shown separately on the statement of operations. Amortization expense of acquired intangible assets related to the Coral acquisition recorded in software licensing and maintenance cost of revenues for the years ended December 31, 1996, 1997 and 1998 was approximately $0, $550,000, and $1,566,000, respectively. There are no transactions between segments.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for accounting for derivative instruments and hedging activities. The Company is unable at this time to determine whether the adoption of SFAS No. 133 will have a material effect on the consolidated results of operations or financial condition.

    In December 1998, the AICPA released Statement of Position No. 98-9 ("SOP 98-9") "Modification of SOP 97-2," Software Revenue Recognition," with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for my means of long-term contract accounting, (d) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15,1999. Retroactive application is prohibited. The Company does not expect the adoption of SOP 98-9 to have a material effect on its consolidated financial position or results of operations.

    RECLASSIFICATIONS--Certain reclassifications have been made to the 1996 and 1997 financial statements to conform with the 1998 presentation.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

                                                                                         1997           1998
                                                                                     -------------  -------------
Furniture and fixtures.............................................................  $   1,011,916  $   1,327,251
Leasehold improvements.............................................................      3,332,211      5,466,177
Computer equipment.................................................................      8,361,950     12,187,777
Computer software and equipment and furniture and fixtures under capital leases....      4,810,335        310,575
Computer software..................................................................      2,814,663      3,467,298
                                                                                     -------------  -------------
                                                                                        20,331,075     22,759,078
Less accumulated depreciation and amortization.....................................     (8,568,062)    (9,305,008)
                                                                                     -------------  -------------
Property and equipment--net........................................................  $  11,763,013  $  13,454,070
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    Accumulated amortization of computer software and equipment and furniture and fixtures under capital leases was $4,611,650 and $265,454 at December 31, 1997 and 1998, respectively.

4. NOTES PAYABLE

    Notes payable consisted of the following at December 31:

                                                                        1997          1998
                                                                    ------------  ------------
Equipment line borrowings.........................................  $    457,975  $    152,770
8% subordinated notes.............................................     1,744,844     1,155,484
                                                                    ------------  ------------
Total.............................................................     2,202,819     1,308,254
Less current portion..............................................      (805,205)     (652,770)
                                                                    ------------  ------------
Long-term portion.................................................  $  1,397,614  $    655,484
                                                                    ------------  ------------
                                                                    ------------  ------------

    LINE OF CREDIT--The Company has a $4,000,00 working capital line of credit and a $3,000,000 equipment line of credit with a bank. The working capital line of credit is collateralized by the Company's accounts receivable, equipment, and intangible assets. Borrowing availability is based upon the amount of qualifying accounts receivable. Advances under the working capital line of credit and the equipment line of credit bear interest at the bank's prime rate (7.75% at December 31, 1998). The working capital line of credit expires in June 1999 and the equipment line of credit expires in June 2001.

    The working capital line of credit also provides for issuance of letters of credit of up to $1,250,000. Letters of credit reduce availability under the line. At December 31, 1997 and 1998, there were no borrowings outstanding under the working capital line of credit and approximately $458,000 and $153,000 of loans were outstanding under the equipment line of credit. The entire amount outstanding under the equipment line of credit at December 31, 1998 is due in 1999.

    The Company's agreements with the bank contain covenants that, among other things, prohibit the declaration of payments of dividends and require the Company to maintain certain financial ratios, principally related to tangible net worth and leverage.

    Pursuant to the acquisition of Coral the Company assumed outstanding debt of approximately $740,000 from a line of credit with a bank which was repaid subsequent to the merger in 1997.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

4. NOTES PAYABLE (CONTINUED)
    8% SUBORDINATED NOTES--In August 1994, the Company issued $2,100,000 of subordinated notes to certain holders of the Company's common and mandatory redeemable preferred stock, with immediately exercisable warrants for the purchase of 525,000 shares of the Company's common stock. The warrants are exercisable through June 30, 2001 at a price of $2 per share and were appraised and recorded at an aggregate market value of $262,500. The related discount on the subordinated notes ($262,500 at time of issuance) is being accreted over the term of the notes. Interest expense for the years ended December 31, 1996, 1997 and 1998 included accretion related to these notes of approximately $37,500, $43,700 and $43,700, respectively. During 1997, the Company repaid one of the two notes in the amount of $100,000. Interest on the remaining note is payable quarterly at an annual rate of 8%. Principal became payable in quarterly installments of $125,000 on September 30, 1997 through maturity (2001) on the remaining note. The remaining note is redeemable at the Company's option at par plus declining premiums at various dates.

5. COMMITMENTS AND CONTINGENCIES

    LEASES--The Company leases computer and other equipment under various noncancelable leases which have been capitalized for financial reporting purposes. The Company has noncancelable operating lease agreements for office space and certain equipment.

    Future minimum payments under capital and operating leases and subrental income relating to certain operating leases consisted of the following at December 31, 1998:

                                                                            CAPITAL      OPERATING     SUBRENTAL
                                                                             LEASES       LEASES         INCOME
                                                                           ----------  -------------  ------------
1999.....................................................................  $   47,514  $   3,567,268  $    944,854
2000.....................................................................          --      3,436,166       826,791
2001.....................................................................          --      2,883,373       298,139
2002.....................................................................          --      2,079,317            --
2003.....................................................................          --        387,041            --
                                                                           ----------  -------------  ------------
Total minimum lease payments.............................................      47,514  $  12,353,165  $  2,069,784
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Less amount representing interest........................................      (3,074)
                                                                           ----------
Present value of future minimum lease payments...........................      44,440
Less current portion.....................................................     (44,440)
                                                                           ----------
Long-term portion........................................................  $       --
                                                                           ----------
                                                                           ----------

    Rent expense for operating leases was approximately $1,797,000, $2,291,000 and $2,773,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    LITIGATION--On September 10, 1997, an action was brought against the Company and another defendant, United States Cellular Corp. in the Superior Court of New Jersey, Law Division, Mercer County by National Information Bureau Ltd. ("NIB"), a Delaware corporation based in New Jersey. The complaint asserts counts against the Company alleging misappropriation of trade secrets, interference with contractual relations, civil conspiracy, and breach of contract. Three other counts of the complaint assert claims only against United States Cellular Corp. In the complaint, NIB seeks damages, attorneys' fees, costs, and unspecified other relief. The complaint does not identify or specify the amount, if any, of

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES (CONTINUED) damages NIB claims to have incurred as a result of any alleged conduct by the Company. The Company believes that the claims asserted against it by NIB are without merit. The Company intends to defend the action vigorously, and does not believe that this claim will have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

    During 1996, the Company and certain affiliates (the "Entrepreneurial Partnerships") (collectively, the "Plaintiffs") reached an agreement to settle various lawsuits between the Plaintiffs and a former director of the Company (see Note 9). In addition to settling all claims and disputes, the former director agreed, in exchange for payments of $25,500 each, to grant the Company and the Entrepreneurial Partnerships' various options to purchase the Company's common stock from the former director (the "Settlement Shares"). The Company's purchase option permitted the Company to purchase Settlement Shares in 200,000 share allotments during each of three specified periods of time through February 1997 at purchase prices of $1.70, $1.95 and $2.20 per share during the first, second and final share allotments, respectively. In the event that the Company chose not to immediately pay for the Settlement Shares, a portion of the purchase price (66.67%) could be financed by issuing the former director an 8% two-year note. During 1996, the Company exercised its option to purchase 600,000 settlement shares of which a portion were temporarily financed during the year and subsequently repaid in October 1996.

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

    PATENT INTERFERENCE--Prior to the acquisition of Coral by Lightbridge, an interference proceeding was declared by the United States Patent and Trademark Office between an issued patent and a patent application of Coral and a patent application by another company (the "Interference"). The other company's patent and patent application involve certain technology that is an essential part of its current FraudBuster product. Subsequent to the acquisition of Coral, Lightbridge settled the matter by paying the other company $425,000. The liability related to this matter was recorded by Coral prior to the acquisition and constituted a liability assumed at the date of purchase.

6. COMMON STOCK OPTION PLANS, WARRANTS, STOCKHOLDER RIGHTS PLAN AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

    1990 INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN--Under the Company's 1990 Incentive and Nonqualified Stock Option Plan, the Company could grant either incentive or nonqualified stock options to officers, directors, employees or consultants for the purchase of up to 2,400,000 shares of common stock. Options were granted with an exercise price equal to the common stock's market value at the date of grant, as determined by the Board of Directors of the Company (the "Board"), and expire ten years later. No further grants will be made under the 1990 Incentive and Nonqualified Stock Option Plan.

    1996 EMPLOYEE STOCK PLANS--On June 14, 1996, the Board authorized and the stockholders approved the adoption of the 1996 Incentive and Nonqualified Stock Option Plan and the 1996 Employee Stock

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

6. COMMON STOCK OPTION PLANS, WARRANTS, STOCKHOLDER RIGHTS PLAN AND REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Purchase Plan for the issuance of options or sale of shares to employees. Both plans became effective immediately after the closing of the Company's IPO:

    --1996 INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN--The 1996 Incentive and Nonqualified Stock Option Plan provides for the issuance of up to 1,000,000 options to purchase shares of the Company's common stock. Options may be either qualified incentive stock options or nonqualified stock options at the discretion of the Board. Exercise prices will be either fair market value on the date of grant, in the case of incentive stock options, or set by the Board at the date of grant, in the case of nonqualified options.

    --1996 EMPLOYEE STOCK PURCHASE PLAN--The 1996 Employee Stock Purchase Plan provides for the sale of up to 100,000 shares of the Company's common stock to employees. Employees will be allowed to purchase shares at a discount from the lower of fair value at the beginning or end of the purchase periods through payroll deductions. At December 31, 1998, 57,790 shares were available for purchase under the 1996 Stock Purchase Plan.

    1998 NON-STATUTORY STOCK OPTION PLAN--The 1998 Non-Statutory Stock Option Plan provides for the issuance of up to 1,000,000 options to purchase shares of the Company's common stock. Options are granted with an exercise price no less than the common stock's market value at the date of the grant, as determined by the Board.

    On July 31, 1998, the Board determined that, because certain stock options held by employees of the Company had exercise prices significantly higher than the fair market value of the Company's common stock, those stock options were not providing the desired incentive to employees. Accordingly the Board provided employees with an opportunity to receive new options in replacement of any existing options that had exercise prices of more than $7.63 per share (the fair market value of the Company's common stock at the close of the market on July 31, 1998). All of the Company's executive officers except the chief executive officer were eligible to participate in the stock option repricing. The new options are exercisable for the same number of shares as the options they replace, but they have exercise prices of $7.63 per share and vesting schedules commencing as of July 31, 1998. As a result of this stock option repricing, new options were granted to purchase 843,100 shares of common stock and the average exercise price of such options was reduced from $12.44 per share to $7.63 per share. During the execution of the stock option repricing, the fair market value of the Company's common stock fell below $7.63 per share and therefore no compensation charge was recorded as a result of the repricing.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

6. COMMON STOCK OPTION PLANS, WARRANTS, STOCKHOLDER RIGHTS PLAN AND REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
    The following table presents activity under all stock option plans:

                                                                      WEIGHTED      WEIGHTED
                                                          NUMBER       AVERAGE       AVERAGE
                                                            OF        EXERCISE     GRANT DATE
                                                          OPTIONS       PRICE      FAIR VALUE
                                                        -----------  -----------  -------------
Outstanding at January 1, 1996........................    1,072,700   $    0.40
  Granted.............................................      817,100        5.40   $     866,102
  Exercised...........................................      (52,620)       0.64
  Forfeited...........................................     (105,880)       0.84
                                                        -----------
Outstanding at December 31, 1996......................    1,731,300        2.74
  Granted.............................................      447,000       12.10       1,762,471
  Assumed.............................................       58,576        6.72
  Exercised...........................................     (176,775)       1.20
  Forfeited...........................................      (63,780)       2.46
                                                        -----------
Outstanding at December 31, 1997......................    1,996,321        4.96
  Granted.............................................    2,084,349        9.89       8,459,966
  Exercised...........................................     (325,908)       8.07
  Forfeited(1)........................................   (1,259,413)      12.18
                                                        -----------
Outstanding at December 31, 1998......................    2,495,349        6.11
                                                        -----------
                                                        -----------

(1) Includes options cancelled and regranted in connection with the repricing described above.

    The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                          OPTIONS     EXERCISE
                                                                         EXERCISABLE    PRICE
                                                                         ----------  -----------
December 31, 1996......................................................     684,705   $    0.51
December 31, 1997......................................................     941,975        2.69
December 31, 1998......................................................   1,014,703        3.97

    The fair value of options on their grant date was measured using the Black/Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

                                                                                    YEARS ENDED
                                                                                   DECEMBER 31,
                                                                 -------------------------------------------------
                                                                      1996             1997             1998
                                                                 ---------------  ---------------  ---------------
Risk-free interest rate........................................    5.36%-6.69%      5.80%-6.76%      4.18%-5.63%
Expected life of options grants................................     1-6 years        1-6 years        1-6 years
Expected volatility of underlying stock........................        31%              82%             114%
Expected dividend payment rate, as a percentage of the stock
  price on the date of grant...................................        --               --               --

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

6. COMMON STOCK OPTION PLANS, WARRANTS, STOCKHOLDER RIGHTS PLAN AND REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
    It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

    The following table sets forth information regarding options outstanding at December 31, 1998:

                                                                                                        WEIGHTED       WEIGHTED
                                                                                                         AVERAGE        AVERAGE
                                                                                         WEIGHTED       REMAINING      EXERCISE
                                                                             NUMBER       AVERAGE      CONTRACTUAL     PRICE FOR
                                              NUMBER OF      RANGE OF       CURRENTLY    EXERCISE         LIFE         CURRENTLY
PLAN                                           OPTIONS    EXERCISE PRICES  EXERCISABLE     PRICE         (YEARS)      EXERCISABLE
-------------------------------------------  -----------  ---------------  -----------  -----------  ---------------  -----------
1990 Incentive Stock Option Plan...........     590,375       $0.04-$0.75     452,750    $    0.40              5      $    0.15
                                                266,185              2.00     167,035         2.00            7.5           2.00
                                                200,000              8.50     100,000         8.50            7.5           8.50
1996 Incentive Stock Option Plan...........      12,000              7.75       7,200         7.75              8           7.75
                                                 57,950              8.13      33,690         8.13              8           8.13
                                                 80,000             12.38      53,332        12.38              8          12.38
                                                  5,500              7.00       2,750         7.00              9           7.00
                                                 11,375              7.50       5,125         7.50              9           7.50
                                                 49,900              8.25      22,400         8.25              9           8.25
                                                 15,050             10.25       7,524        10.25              9          10.25
                                                  2,500             16.50       1,125        16.50              9          16.50
                                                  1,300             14.38         520        14.38              9          14.38
                                                  6,550             14.00       2,620        14.00              9          14.00
                                                  3,000             14.06       1,200        14.06             10          14.06
                                                    250             11.63          75        11.63             10          11.63
                                                 24,000             12.13       2,008        12.13             10          12.13
                                                 11,000              7.88       1,200         7.88             10           7.88
                                                482,414              7.63     103,296         7.63             10           7.63
                                                 34,250              4.94       4,678         4.94             10           4.94
                                                  4,500              4.81         450         4.81             10           4.81
                                                  1,500              4.88           0         4.88             10           4.88
                                                  5,750              4.94         400         4.94             10           4.94
                                                  1,250              4.94         125         4.94             10           4.94
                                                 10.750              3.72       1,100         3.72             10           3.72
1998 Incentive Stock Option Plan...........     296,000             12.13      23,101        12.13             10          12.13
                                                302,000              7.63      19,000         7.63             10           7.63
                                                 20,000              3.72       2,000         3.72             10           3.72
Options assumed from acquisition of Coral
  Systems, Inc.............................      20,532      $0.46-$25.76       8,865         6.72           6-10           6.93

    The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure such

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

6. COMMON STOCK OPTION PLANS, WARRANTS, STOCKHOLDER RIGHTS PLAN AND REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) compensation, reported net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                                               YEARS ENDED DECEMBER 31
                                                                     --------------------------------------------
                                                                         1996           1997            1998
                                                                     ------------  --------------  --------------
Income (loss) before provision for income taxes....................  $  1,892,716  $      (83,555) $  (10,378,058)
Provision for income taxes.........................................       125,000           7,000         475,000
                                                                     ------------  --------------  --------------
Net income (loss)..................................................  $  1,767,716  $      (90,555) $  (10,853,058)
                                                                     ------------  --------------  --------------
                                                                     ------------  --------------  --------------
Basic earnings (loss) per share....................................  $       0.25  $        (0.01) $        (0.73)
                                                                     ------------  --------------  --------------
                                                                     ------------  --------------  --------------
Diluted earnings (loss) per share..................................  $       0.12  $        (0.01) $        (0.73)
                                                                     ------------  --------------  --------------
                                                                     ------------  --------------  --------------

    COMMON STOCK WARRANTS--The Company has issued warrants to purchase 1,270,038 shares of the Company's common stock at exercise prices ranging from $0.793 to $2.00 per share. Warrants issued prior to August 1994 were assigned nominal value based upon management's estimate of their fair market value. Warrants issued in connection with the Company's issuance of subordinated notes (see Note
4) have been ascribed an aggregate value of $406,375. During 1996, warrant holders with warrants to purchase 457,288 shares of common stock exercised such warrants in conjunction with the IPO. The warrant holders surrendered a portion of the warrants, valued at the IPO price of the common stock, in lieu of payment of the cash exercise price. In addition, a director exercised a warrant for 3,234 shares in conjunction with the IPO which was valued at the IPO price of common stock. In June 1996, a warrant holder exercised a warrant for 62,500 shares which had an exercise price of $2.00 per share. In conjunction with the IPO, the Company issued warrants to a former director to purchase 100,000 shares of common stock at the IPO price. The compensation expense recognized for this warrant grant was $230,000 and was determined by using the Black/Scholes Option pricing model. At December 31, 1998, outstanding warrants to purchase shares of common stock aggregated 834,516 (734,516 shares at an exercise price of $2.00 and 100,000 shares at an exercise price of $10.00). Such shares are subject to certain antidilution provisions. Pursuant to the acquisition of Coral, all warrants to purchase shares of Coral's common stock became exercisable, when vested, to purchase shares of Lightbridge common stock. Warrants converted to purchase Lightbridge common stock aggregated 55,823 at exercise prices ranging from $0.05 to $34.35 at December 31, 1998.

    RESERVED SHARES--The Company has reserved 3,577,016 shares of common stock for issuance for the stock purchase plan and the exercise of stock options and warrants.

    STOCKHOLDER RIGHTS PLAN--In November 1997, the Board of Directors of Lightbridge declared a dividend of one right (each a "Right" and collectively the "Rights") for each outstanding share of common stock. The Rights will be issued to the holders of record of common stock outstanding on November 14, 1997, and with respect to common stock issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to shares of common stock issued after the Distribution Date. Each Right, when it becomes exercisable will entitle the registered holder to purchase from Lightbridge one one-hundredth (1/100(th)) of a share of Series A participating cumulative preferred stock, par value $0.01 per share, of Lightbridge at a price of $75.00. The Rights will be issued upon the earlier of the date which Lightbridge learns that a person or group acquired, or obtained the right to acquire, beneficial ownership of fifteen percent or more of the outstanding shares of common stock or such date designated

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

6. COMMON STOCK OPTION PLANS, WARRANTS, STOCKHOLDER RIGHTS PLAN AND REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) by the Board following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of the Company's common stock that could result in the offeror becoming the beneficial owner of fifteen percent or more of the outstanding shares of the Company's common stock (the earlier of such dates being called the "Distribution Date").

    REDEEMABLE CONVERTIBLE PREFERRED STOCK--During 1996, the holders of the Company's Series A, B, C, and D redeemable convertible preferred stock (collectively, the "Preferred Stock") converted their holdings into shares of the Company's common stock in accordance with their specified rights under the Company's charter. Activity related to the classes of redeemable convertible preferred stock prior to conversion was as follows:

                                            SERIES A       SERIES B      SERIES C      SERIES D         TOTAL
                                          -------------  -------------  -----------  -------------  -------------
Balances January 1, 1996................  $   1,222,365  $   1,299,859  $   654,394  $          --  $   3,176,618
Stock issued, net issuance costs of
  $41,600...............................             --             --           --      5,958,400      5,958,400
Dividends accreted......................         45,731         57,083       34,091             --        136,905
Conversion to common stock..............     (1,268,096)    (1,356,942)    (688,485)    (5,958,400)    (9,271,923)
                                          -------------  -------------  -----------  -------------  -------------
Balances, December 31, 1996.............  $          --  $          --  $        --  $          --  $          --
                                          -------------  -------------  -----------  -------------  -------------
                                          -------------  -------------  -----------  -------------  -------------

7. INCOME TAXES

    The income tax (benefit) provision for the years ended December 31 consisted of the following:

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                        1997          1998
                                                                    ------------  ------------
Current:
  Federal.........................................................  $  1,333,000  $  2,105,000
  State...........................................................       254,000       554,000
Deferred:
  Federal.........................................................      (530,000)        2,000
  State...........................................................      (165,000)     (148,000)
                                                                    ------------  ------------
  Income tax provision............................................  $    892,000  $  2,513,000
                                                                    ------------  ------------
                                                                    ------------  ------------

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

7. INCOME TAXES (Continued)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

                                                                           DECEMBER 31
                                                                    -------------------------
                                                                        1997         1998
                                                                    ------------  -----------
Current Items:
Assets:
  Accrued expenses................................................  $    146,386  $   313,878
  Tax credits.....................................................       539,462      200,970
  Valuation allowance.............................................      (179,500)    (179,500)
Liabilities:
  Acquired technology.............................................       (80,000)          --
                                                                    ------------  -----------
Net current deferred tax assets...................................  $    426,348  $   335,348
                                                                    ------------  -----------
                                                                    ------------  -----------
Long-Term Items:
Assets:
  Depreciation and amortization...................................  $     38,046  $   202,932
  Accrued expenses................................................       192,525      267,439
  Acquired loss carryforwards.....................................     5,555,431    5,555,431
  Valuation allowance.............................................    (2,548,813)  (3,508,466)
Liabilities:
  Acquired intangible assets......................................    (3,006,618)  (2,046,965)
  Other...........................................................       (14,533)     (17,333)
                                                                    ------------  -----------
Net long-term deferred tax assets.................................  $    216,038  $   453,038
                                                                    ------------  -----------
                                                                    ------------  -----------

    The net change in the valuation allowance for the years ended December 31, 1996, 1997 and 1998 was an increase (decrease) of $(713,913), $2,001,696 and
$959,653, respectively. Pursuant to the acquisition of Coral, the Company had net operating loss carryforwards for federal income tax purposes available at December 31, 1997. These net operating loss carryforwards are limited in use and therefore a valuation allowance was established against a portion of these deferred tax assets as their realization is not assured. Any future benefit realized from any of the acquired net operating loss carryforwards of Coral, for which a valuation allowance was provided at acquisition will be recorded as a reduction of goodwill.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

7. INCOME TAXES (Continued)
    The following is a reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate:

                                                                          YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                        1996        1997        1998
                                                                        -----     ---------     -----
Statutory federal income tax rate..................................          34%        (34)%        (37 )%
In-process research and development................................          --         186          --
Non-deductible goodwill, including goodwill written off as
  impaired.........................................................          --          --          74
Alternative minimum tax asset, not assured of realization..........           2          --          --
State taxes, net of federal benefit................................           1          36           7
Change in valuation allowance......................................          --         (37)         20
Other, net.........................................................           4         (29)        (10 )
Net operating loss carryforwards...................................         (34 )        --          --
                                                                             --                      --
                                                                                        ---
Effective tax rate.................................................           7%        122%         57%
                                                                             --                      --
                                                                             --                      --
                                                                                        ---
                                                                                        ---

8. EMPLOYEE PROFIT SHARING PLAN

    The Company has a 401(k) Employee Profit Sharing Plan (the "Plan"). Under the Plan, the Company, at its discretion, may make contributions to match employee contributions. All employees of the Company are eligible to participate, subject to employment eligibility requirements. Vesting of employer contributions occurs ratably over a five-year period. Employer contributions amounted to approximately $91,000, $129,000 and $142,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

9. RELATED-PARTY TRANSACTIONS

    Under an agreement dated February 28, 1990, the Company granted an exclusive license to RentGrow, Inc. ("RentGrow"), a company having certain common investors with the Company, to use the Company's Credit Decision System in the rental real estate market. Under the terms of the agreement, the Company was to receive $250,000, comprised of five installments in varying amounts through August 1996. The final payment was not made in August 1996. In 1997, the Company received from RentGrow a three year 11.25% promissory note in the principal amount of $75,584, representing the final payment and other amounts owed to the Company. In addition, this agreement provides for the Company to maintain the licensed software, at RentGrow's option, at an annual amount equal to 15% of the license amount, which the Company believes exceeds the cost of providing such maintenance.

    On August 26, 1996, the Company entered into an agreement with a former director pursuant to which the Company paid $75,000 to the former director and granted the former director warrants (described in Note 6) to purchase 100,000 shares of the Company's Common Stock at $10.00 in exchange for the execution of certain agreements related to the IPO.

    During 1997, the Company entered into notes receivable agreements with two officers totaling $87,000. Interest on the notes accrues monthly at the prime rate. One of the notes which aggregated $12,000 was repaid during 1997.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

10. EARNINGS PER SHARE

    Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

    A reconciliation of the items used to compute basic income (loss) per share to those used for diluted income (loss) per share is as follows for the years ended December 31:

                                                                              1996          1997          1998
                                                                          ------------  ------------  ------------
Shares for basic computation............................................     6,520,789    14,802,012    15,833,635
Assumed conversion of preferred stock...................................     4,747,300            --            --
Options and warrants (treasury stock method)............................     1,838,155            --            --
                                                                          ------------  ------------  ------------
Shares for diluted computation..........................................    13,106,244    14,802,012    15,833,635
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    In 1996, net income was reduced by $136,905 of preferred stock dividends to arrive at income of $2,135,592 for common stockholders used in the computation of basic income per share.

    Stock options and warrants convertible into common stock have also been excluded from the diluted computation, in 1997 and 1998 as they are anti-dilutive. Had such shares been included, shares for diluted computation would have increased by approximately 1,900,000 and 1,632,000 for the years ended December 31, 1997 and 1998, respectively.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Revenues..............................................................  $  13,303  $  15,145  $  15,604  $  19,299
Income (loss) from operations.........................................  $    (867) $    (108) $     769  $  (4,859)
Net income (loss).....................................................  $    (722) $    (159) $     264  $  (6,279)
Basic earnings (loss) per share.......................................  $   (0.05) $   (0.01) $    0.02  $   (0.39)
Diluted earnings (loss) per share.....................................  $   (0.05) $   (0.01) $    0.02  $   (0.39)
1997
Revenues..............................................................  $   8,823  $   9,008  $   9,457  $  13,262
Income (loss) from operations (1).....................................  $     921  $   1,180  $   1,193  $  (3,515)
Net income (loss).....................................................  $   1,767  $     898  $     927  $  (3,756)
Basic earnings (loss) per share.......................................  $    0.12  $    0.06  $    0.06  $   (0.25)
Diluted earnings (loss) per share.....................................  $    0.11  $    0.06  $    0.06  $   (0.25)

------------------------

(1) Net loss for the fourth quarter of 1997 includes the write-off of purchased in-process research and development costs of $4.0 million.