Form 10-Q
period 1999-03-31
LIGHTBRIDGE INC
filed 1999-05-14
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1999

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of May 10, 1999, there were 16,141,514 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIGHTBRIDGE, INC.
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                          -------------

                                             PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Balance Sheets as of December 31, 1998 and March 31, 1999....................................            3

           Statements of Operations for the three months ended March 31, 1998
             and March 31, 1999.........................................................................            4

           Statements of Cash Flows for the three months ended March 31, 1998
             and March 31, 1999.........................................................................            5

           Notes to Unaudited Condensed Consolidated Financial Statements...............................            6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........            7

Item 3.    QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES.........................................           15

                                              PART II. OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................................           15

SIGNATURE...............................................................................................           16

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                         1998           1999
                                                                                     -------------  -------------
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................................  $  16,436,995  $  19,817,990
  Accounts receivable, net.........................................................     18,831,962     18,584,854
  Other current assets.............................................................      1,399,196      2,285,259
                                                                                     -------------  -------------
    Total current assets...........................................................     36,668,153     40,688,103
Property and equipment, net........................................................     13,454,070     12,797,571
Acquired intangible assets, net....................................................      4,024,811      3,653,639
Goodwill, net......................................................................      2,145,313      2,005,379
Other assets, net..................................................................      1,484,932      1,126,318
                                                                                     -------------  -------------
        Total assets...............................................................  $  57,777,279  $  60,271,010
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........................................  $  10,036,164  $   9,777,821
  Short-term borrowings and current portion of notes payable.......................        652,770        576,468
  Deferred revenues................................................................      1,460,636      2,781,747
                                                                                     -------------  -------------
    Total current liabilities......................................................     12,149,570     13,136,036
  Other long-term liabilities......................................................        525,124        546,847
  Notes payable....................................................................        655,484        539,391
                                                                                     -------------  -------------
    Total liabilities..............................................................     13,330,178     14,222,274
                                                                                     -------------  -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or
    outstanding at December 31, 1998 and March 31, 1999, respectively..............             --             --
  Common stock, $.01 par value; 60,000,000 shares authorized; 16,841,823 and
    16,951,751 shares issued and 16,014,531 and 16,124,459 shares outstanding at
    December 31, 1998 and March 31, 1999, respectively.............................        168,417        169,516
  Additional paid-in capital.......................................................     54,285,766     54,582,093
  Warrants.........................................................................        598,875        473,875
  Accumulated deficit..............................................................     (8,980,994)    (7,551,785)
                                                                                     -------------  -------------
    Total..........................................................................     46,072,064     47,673,699
  Less:  treasury stock, at cost...................................................     (1,624,963)    (1,624,963)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     44,447,101     46,048,736
                                                                                     -------------  -------------
        Total liabilities and stockholders' equity.................................  $  57,777,279  $  60,271,010
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                         1998           1999
                                                                                     -------------  -------------
Revenues:
  Transaction......................................................................  $   7,859,721  $  14,080,360
  Software licensing and maintenance...............................................      4,110,932      1,850,301
  Consulting services..............................................................      1,332,163      3,412,475
                                                                                     -------------  -------------
    Total revenues.................................................................     13,302,816     19,343,136
                                                                                     -------------  -------------
Cost of revenues:
  Transaction......................................................................      4,997,409      6,617,030
  Software licensing and maintenance...............................................      1,360,756        950,548
  Consulting services..............................................................        765,894      1,634,925
                                                                                     -------------  -------------
    Total cost of revenues.........................................................      7,124,059      9,202,503
                                                                                     -------------  -------------
Gross profit.......................................................................      6,178,757     10,140,633
                                                                                     -------------  -------------
Operating expenses:
  Development......................................................................      2,292,097      2,496,389
  Sales and marketing..............................................................      1,955,937      2,003,726
  General and administrative.......................................................      2,052,559      2,610,084
  Amortization of goodwill and acquired workforce..................................        745,557        348,258
                                                                                     -------------  -------------
    Total operating expenses.......................................................      7,046,150      7,458,457
                                                                                     -------------  -------------
Income (loss) from operations......................................................       (867,393)     2,682,176
Other income (expense):
  Interest income..................................................................        228,967        154,678
  Interest expense.................................................................        (65,840)       (41,721)
  Other non-operating income.......................................................         39,022          8,076
                                                                                     -------------  -------------
Income (loss) before provision for income taxes....................................       (665,244)     2,803,209
Provision for income taxes.........................................................         56,900      1,374,000
                                                                                     -------------  -------------
Net income (loss)..................................................................  $    (722,144) $   1,429,209
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Basic earnings (loss) per common share.............................................  $       (0.05) $        0.09
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Diluted earnings (loss) per common share...........................................  $       (0.05) $        0.08
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                         1998           1999
                                                                                     -------------  -------------
Cash Flows From Operating Activities:
  Net income (loss)................................................................  $    (722,144) $   1,429,209
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization..................................................      2,947,945      2,149,002
    Changes in assets and liabilities:
      Accounts receivable and other current assets.................................     (1,518,704)      (638,955)
      Other assets.................................................................       (122,699)       227,497
      Accounts payable and accrued liabilities.....................................     (2,899,019)      (252,105)
      Deferred revenues............................................................        481,120      1,321,111
      Other liabilities............................................................        373,859         21,723
                                                                                     -------------  -------------
  Net cash (used in) provided by operating activities..............................     (1,459,642)     4,257,482
                                                                                     -------------  -------------
Cash Flows From Investing Activities:
    Principal payment--note receivable from officer................................             --          5,328
    Purchases of property and equipment............................................     (1,256,338)      (820,847)
                                                                                     -------------  -------------
  Net cash used in investing activities............................................     (1,256,338)      (815,519)
                                                                                     -------------  -------------
Cash Flows From Financing Activities:
    Principal payments on notes payable............................................       (326,301)      (201,301)
    Principal payments under capital lease obligations.............................       (103,932)       (32,093)
    Proceeds from issuance of common stock.........................................        192,547         47,426
    Proceeds from exercise of warrants.............................................             --        125,000
                                                                                     -------------  -------------
  Net cash used in financing activities............................................       (237,686)       (60,968)
                                                                                     -------------  -------------
Net (decrease) increase in cash and cash equivalents...............................     (2,953,666)     3,380,995
Cash and cash equivalents, beginning of period.....................................     15,715,726     16,436,995
                                                                                     -------------  -------------
Cash and cash equivalents, end of period...........................................  $  12,762,060  $  19,817,990
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

    The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (the "Company"). The Company believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in the Company's annual financial statements have been omitted, the Company believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

    The Company generates revenues from processing qualification and activation transactions, licensing software and related maintenance, and rendering services (including business advisory, customization and integration, deployment, and optimization services). Historically and to a lesser extent, hardware was sold in conjunction with certain software licenses. The Company's transaction processing agreements typically provide for fees, payable based on the number transactions processed. The Company's software license agreements typically provide for an initial license fee and annual maintenance, as well as, in certain cases, additional license and maintenance fees for net subscriber additions. The Company's consulting agreements typically are on a time and materials basis.

    Revenues from processing of transactions generally are recognized in the period when services are performed. Revenues from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, the fee is fixed and collectibility has been determined. To the extent that obligations exist for other services, the Company allocates revenues between the license and the services based upon their relative fair value. Revenues from maintenance support agreements are deferred and recognized ratably over the term of the agreements. Revenues from consulting and other services are recognized as those services are rendered.

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

    A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                        1998          1999
                                                                    ------------  ------------
Shares for basic earnings per share...............................    15,707,303    16,054,778
Effect of dilutive options and warrants...........................            --     1,202,084
                                                                    ------------  ------------
Shares for diluted earnings per share.............................    15,707,303    17,256,862
                                                                    ------------  ------------
                                                                    ------------  ------------

    Stock options and warrants convertible into common stock were excluded from shares for diluted earnings per share for the three months ended March 31, 1998 because they were anti-dilutive. Had such shares been included, shares for dilutive earnings per share would have increased by approximately 2,100,000 shares.

    No adjustments were made to net income in computing diluted earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1998, the AICPA released Statement of Position No. 98-9 ("SOP 98-9") "Modification of SOP 97-2 'Software Revenue Recognition' with Respect to Certain Transactions" which the Company adopted January 1, 1999. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 did not have a material effect on its consolidated financial position or results of operations of the Company.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH UNDER "ITEM 1A. RISK FACTORS" IN THE ANNUAL REPORT ON FORM 10-K OF LIGHTBRIDGE, INC. FOR THE YEAR ENDED DECEMBER 31, 1998, THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. Information set forth under the heading "ITEM 1A. Risk Factors" in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 1998 is incorporated as an exhibit to this Form 10-Q. Unless the context otherwise requires, "Lightbridge" and the "Company" refer collectively to Lightbridge and its subsidiaries.

    CHANNEL WIZARD, CHURN PROPHET, and FRAUDBUSTER are registered trademarks of Lightbridge, and ALIAS, @RISK, CUSTOMER ACQUISITION SYSTEM, LIGHTBRIDGE, the Lightbridge logo, and RETAIL MANAGEMENT SYSTEM, are trademarks of Lightbridge. All other trademarks or trade names appearing in this Form 10-Q are the property of their respective owners.

OVERVIEW

    Lightbridge develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition, retention and fraud prevention processes.

    Lightbridge's transaction revenues are derived primarily from the processing of applications for qualification of subscribers for wireless telecommunications services and the activation of service for those subscribers. Over time, the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. The Company's clients are charged for these services on a per-transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers utilizing the Company's services in attracting subscribers and the markets served by the Company's clients. Revenues generally are recognized in the period in which the services are performed.

    The Company's software licensing and maintenance revenues consist of revenues attributable to the licensing of the Company's Channel Solutions, Customer Management and Fraud Management software. Lightbridge's Channel Solutions products are designed to assist customers in interfacing with the Company's transaction processing systems as well as to perform other point-of-sale and distribution channel functionality. The Company's Customer Management products are designed to help carriers analyze their marketplace to improve their business operations. The Company's Fraud Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. While the Company's software products are licensed as packaged software products, each of these products generally requires insignificant customization and integration with other products and systems to varying degrees. Revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement.

    Prior to the second quarter of 1998, the Company's consulting services revenues were derived principally from providing consulting for customer acquisition and retention. During the second quarter of 1998, the Company launched Lightbridge Consulting Services, which provides business advisory, customization and integration, deployment, and optimization services in the areas of customer acquisition and retention, fraud prevention and distribution management. Revenues from consulting services are generally recognized as the services are performed, using the percentage-of-completion method, measured by labor hours.

    During the first quarter of 1999, the Company continued its efforts to complete development of in-process technology acquired from Coral Systems, Inc. The Company is continuing to develop a new version of FraudBuster that is expected to contain substantial enhancements in performance, scalability and functionality and is currently scheduled to be released in mid-1999. The Company is also continuing to develop Alias and @Risk, which will be complementary to FraudBuster and will contain new subscription fraud detection tools. These products also are scheduled to be available in mid-1999. If the Company is unsuccessful in completing these projects on schedule, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

    Substantially all of the Company's revenues historically have been derived from clients located in the United States, and the Company expects that domestic sales will continue to account for more than 90% of its revenues during 1999.

RESULTS OF OPERATIONS

                                                                               THREE MONTHS
                                                                                  ENDED
                                                                                MARCH 31,
                                                                             ----------------
                                                                              1998      1999
                                                                             -------   ------
Revenues:
  Transaction..............................................................     59.1%    72.8%
  Software licensing and maintenance.......................................     30.9      9.6
  Consulting services......................................................     10.0     17.6
                                                                             -------   ------
    Total revenues.........................................................    100.0    100.0
                                                                             -------   ------
Cost of revenues:
  Transaction..............................................................     37.6     34.2
  Software licensing and maintenance.......................................     10.2      4.9
  Consulting services......................................................      5.8      8.5
                                                                             -------   ------
                                                                                53.6     47.6
                                                                             -------   ------
Gross profit...............................................................     46.4     52.4
                                                                             -------   ------
Operating expenses:
  Development..............................................................     17.2     12.9
  Sales and marketing......................................................     14.7     10.3
  General and administrative...............................................     15.4     13.5
  Amortization of goodwill and acquired workforce..........................      5.6      1.8
                                                                             -------   ------
    Total operating expenses...............................................     52.9     38.5
                                                                             -------   ------
Income (loss) from operations..............................................     (6.5)    13.9
Other income, net..........................................................      1.5      0.6
                                                                             -------   ------
Income (loss) before provision for income taxes............................     (5.0)    14.5
Provision for income taxes.................................................       .4      7.1
                                                                             -------   ------
Net (loss) income..........................................................     (5.4)%    7.4%
                                                                             -------   ------
                                                                             -------   ------

    THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
     1998

    REVENUES. Revenues increased by 45.4% to $19.3 million in the three months ended March 31, 1999 from $13.3 million in the three months ended March 31, 1998.

    Transaction revenues increased by 79.1% to $14.1 million in the three months ended March 31, 1999 from $7.8 million in the three months ended March 31, 1998, while increasing as a percentage of total revenues to 72.8% from 59.1%. The dollar increase in transaction revenues for the three months ended March 31, 1999 was primarily due to increased volume of qualification and activation transactions processed for carrier clients. The Company believes that its transaction-based activities benefited directly from client promotional activities generally attributable to the current competitve market for wireless services. The increase in transaction revenues as a percentage of total revenues for the three month period ended March 31, 1999 principally resulted from an increase in transaction revenue and a decrease in software licensing revenues during the period.

    The Company believes that its transaction revenues for the remainder of 1999 will not increase at the same rate as they did in 1998. The Company's transaction revenues will continue to reflect in large part the industry's rate of growth of new subscribers. The Company believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will slow in upcoming years. The rate of growth in the Company's transaction revenues in 1998 reflected revenues from a number of major PCS carriers that began operating in late 1997 and in 1998; the Company does not expect that revenues from these PCS carriers will continue to increase at the same rate as they did in 1998.

    Software licensing and maintenance revenues decreased by 55.0% to $1.9 million in the three months ended March 31, 1999 from $4.1 million in the three months ended March 31, 1998, while decreasing as a percentage of total revenues to 9.6% from 30.9%. Both the dollar decrease and the decrease as a percentage of total revenues in software licensing revenues for the three months ended March 31, 1999 were principally a result of the decrease in revenues attributable to the Company's Channel Solutions and Fraud Management products and services.

    The Company currently anticipates that its software licensing and maintenance revenues in 1999 will approximate those in 1998, as the Company continues to integrate its Fraud Management products with its other offerings and to build its international sales capability. See "Overview" above. Actual results for 1999 will, however, be subject to a number of uncertainties, some of which are not within the Company's control. In particular, the Company believes that software licensing revenues at least through 1999 will be subject to fluctuation and will be more difficult to anticipate than the Company's other types of revenues, principally due to the relatively large dollar magnitude and relatively long sales cycles of the software licenses. The sales cycles for domestic software licenses generally extend from three to six months and may extend as long as twelve months; sales cycles for software licenses sold to international clients often are longer. The predictability of software licensing revenue is further impeded because the Company's licensed software is a discretionary purchase for most customers. As a result of the foregoing, a small number of licensing transactions may have a significant effect on the Company's software licensing revenues in a quarter.

    Consulting services revenues increased by 156.2% to $3.4 million in the three months ended March 31, 1999 from $1.3 million in the three months ended March 31, 1998, while increasing as a percentage of total revenues to 17.6% from 10.0%. The dollar increase in consulting services revenues for the three months ended March 31, 1999 was principally due to increased demand for the consulting services offered by the Company. The increase in consulting services revenue as a percentage of total revenues for the three months ended March 31, 1999 principally resulted from an increase in consulting services revenues and a decrease in software licensing revenues for the same period. The Company is continuing to standardize its consulting services offerings and to build its consulting capabilities. Its consulting business continues to become less concentrated, with consulting work being performed on nearly 60 ongoing projects for more than 25 clients during the three months ended March 31, 1999.

    In the year ended December 31, 1998, three customers accounted for 10% or more of the Company's total revenues. Lightbridge believes that its relationships with these customers are good and continues to make efforts to diversify its customer base.

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

    Transaction cost of revenues increased by 32.4% to $6.6 million in the three months ended March 31, 1999 from $5.0 million in the three months ended March 31, 1998, while decreasing as a percentage of total revenues to 34.2% from 37.6%. The increase in transaction cost of revenues for the three months ended March 31, 1999 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in transaction cost of revenues as a percentage of total revenues for the three months ended March 31, 1999 principally resulted from an increase in the number of transactions processed compared to the same period of the prior year.

    Software licensing and maintenance cost of revenues decreased by 30.1% to $1.0 million in the three months ended March 31, 1999 from $1.4 million in the three months ended March 31, 1998, while decreasing as a percentage of total revenues to 4.9% from 10.2%. Both the dollar decrease and the decrease as a percentage of total revenues in software licensing cost of revenues for the three months ended March 31, 1999 were primarily due to the decreased cost of revenues related to the Fraud Management products and a decrease in amortization expense of acquired technology.

    Consulting services cost of revenues increased by 113.5% to $1.6 million in the three months ended March 31, 1999 from $0.8 million in the three months ended March 31, 1998, while increasing as a percentage of total revenues to 8.5% from 5.8%. Both the dollar increase and the increase as a percentage of total revenues in consulting services cost of revenues were attributable primarily to the increase in consulting staff due to the expansion of the consulting services group, including both newly hired personnel and personnel reallocated from other areas of the Company's operations, including sales and marketing, as part of the establishment of Lightbridge Consulting Services. The Company expects to continue hiring consulting staff during the remainder of 1999.

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

    Development expenses increased by 8.9% to $2.5 million in the three months ended March 31, 1999 from $2.3 million in the three months ended March 31, 1998, while decreasing as a percentage of total revenues to 12.9% from 17.2%. The increase in costs for the three months ended March 31, 1999 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans. Included in these development efforts was the development and deployment of enhanced versions of its Fraud Management software product, FraudBuster, development of its Customer Acquisition System and its Fraud Management software products, Alias and @Risk. Many of the engineering personnel were hired near the end of the three months ended March 31, 1999, and therefore their salaries had a limited effect on development expenses for the period. The decrease in development expenses as a percentage of total revenues for the three months ended March 31, 1999 was principally due to total revenues increasing at a greater rate than total development expenses during the same period. The Company expects to continue to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its Channel Solutions, Churn and Fraud Management products and services, as well as to develop new products and services. As a result, the Company expects that its development expenses, as a percentage of total revenues, will be higher during the last nine months of 1999 as compared to the first three months of 1999.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

    Sales and marketing expenses remained constant at $2.0 million for the three months ended March 31, 1999 and 1998, while decreasing as a percentage of total revenues to 10.3% from 14.7%. Sales and marketing dollars remained constant due to the reallocation of certain personnel to Lightbridge Consulting Services which offset the hiring of additional sales and marketing personnel. The decrease as a percentage of total revenues was due to revenues increasing while sales and marketing expenses remained constant during the period. The Company expects to continue to invest in sales and marketing efforts, both domestically and internationally, in order to increase its penetration of existing accounts and to add new clients and markets.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services.

    General and administrative expenses increased by 27.2% to $2.6 million in the three months ended March 31, 1999 from $2.1 million in the three months ended March 31, 1998, while decreasing as a percentage of total revenues to 13.5% from 15.4%. The dollar increase was primarily due to the hiring of new personnel. The decrease in general and administrative expenses as a percentage of total revenues for the three months ended March 31, 1999 was principally due to total revenues increasing at a greater rate than total general and administrative expenses during the same period. The Company expects that its general and administrative expenses will not significantly change for the remainder of 1999.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired workforce consists of amortization expense of certain acquired intangible assets from the acquisition of Coral Systems, Inc.

    Amortization of goodwill and acquired workforce expense decreased by 53.3% to $0.3 million in the three months ended March 31, 1999 from $0.7 million in the three months ended March 31, 1998 and also decreased as a percentage of total revenues to 1.8% from 5.6%. Both the dollar decrease and the decrease as a percentage of total revenues was due to a decrease in goodwill amortization expense during the first three months of 1999 due to the goodwill impairment charge taken by the Company in the fourth quarter of 1998.

    OTHER INCOME, NET. Other income, net in the three months ended March 31, 1999 consisted predominantly of interest income and expense. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest income remained the same at $0.2 million in the three months ended March 31, 1999 and 1998. Interest expense decreased to $0.04 million in the three months ended March 31, 1999 from $0.1 million in the three months ended March 31, 1998 as a result of lower debt balances. Interest income for the three months ended March 31, 1999 reflected a tax-adjusted average rate of return of approximately 5.1%.

    PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company's effective tax rate was 49% and 47% for the three months ended March 31, 1999 and 1998, respectively. The relatively high effective tax rate for both years results in part from goodwill and acquired intangible assets attributable to the Company's acquisition of Coral; the amortization of this goodwill and acquired intangible assets is recognized as an expense for accounting purposes, but is not deductible for tax purposes. Since the goodwill and acquired intangible assets attributable to the Coral acquisition will continue to be amortized at various rates through the quarter ending December 31, 2002 the Company anticipates that its effective tax rate will continue to be relatively high during that period. The actual effective tax rate for 1999 may vary significantly from the Company's estimates as the result of a number of factors, including any and all factors that cause the Company's actual revenues for those years to vary from the Company's internal estimates.

LIQUIDITY AND CAPITAL RESOURCES

    During the first three months of 1999 the Company generated positive cash flows from operating activities of $4.3 million and used cash of $0.8 million and $0.1 million in investing and financing activities, respectively.

    The Company's capital expenditures in the three months ended March 31, 1999 and 1998 aggregated $0.8 million and $1.3 million, respectively. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure and computer equipment for development activities. The Company currently estimates that its capital expenditures for the remainder of 1999 will total approximately $5.2 million to $6.2 million, although the actual amount of those expenditures may vary significantly, depending upon, among other things, the extent to which the Company determines to update the capacity of its data center and to acquire additional computer equipment. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2002.

    The Company has a $4.0 million working capital line of credit and a $3.0 million equipment line of credit with a bank. The working capital line of credit is secured by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit and equipment line of credit bear interest at the bank's prime rate (7.75% at March 31, 1999). The working line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1,250,000 in the aggregate. At March 31, 1999, there were no borrowings outstanding under the working capital line of credit or the equipment line of credit. The Company's agreements with the bank contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in June 1999 and the equipment line of credit expires in June 2001. The Company currently expects to renew its existing working capital line of credit upon its expiration in June 1999.

    As of March 31, 1999, the Company had cash and cash equivalents of $19.8 million and working capital of $27.6 million. The Company believes that the current cash balances and funds available under existing lines of credit, together with cash flows provided by operations, will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

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

    Lightbridge has completed an inventory and review of the Year 2000 compliance status of the software and systems considered critical to its service bureau operations and its internal business, and has been obtaining appropriate assurances of compliance from manufacturers of such software and systems and agreements to modify or replace all non-compliant products. In addition, Lightbridge is converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of Lightbridge's personnel using such systems. Based on the information available to date, Lightbridge believes it has made the necessary modifications to its service bureau systems. Back office software and systems considered critical to Lightbridge's business are scheduled to be Year 2000 compliant by the second quarter of 1999. Nevertheless, particularly to the extent Lightbridge is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurance that Lightbridge will not experience delays in completing the resolution of such issues. If a key system, or a significant number of systems, were to fail as a result of software products that were not Year 2000 compliant, Lightbridge could incur substantial costs and experience disruption of its business, which could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

    Lightbridge expects that its Year 2000 procedures with respect to its software products, service bureau systems, and internal business software and systems, will be substantially completed by the second quarter of 1999. Lightbridge has not separately tracked the costs incurred for investigating and remedying issues related to Year 2000 compliance, and all of the costs have been internal. Lightbridge currently estimates that it will spend approximately $0.5 million on Year 2000 testing and compliance during 1999, of which it spent approximately $0.3 million in the first three months of 1999. There can be no assurance that Company resources spent on investigating and remedying Year 2000 issues will not have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

    In addition, Year 2000 issues may affect the purchasing patterns of clients and potential clients. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may adversely affect the amount or timing of funds available to purchase software products or consulting services such as those offered by Lightbridge, which could have an adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

    The foregoing is a Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

INFLATION

    Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1998, the AICPA released Statement of Position No. 98-9 ("SOP 98-9") "Modification of SOP 97-2 'Software Revenue Recognition' with Respect to Certain Transactions" which the Company adopted January 1, 1999. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 did not have a material effect on its consolidated financial position or results of operations of the Company.

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

    Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during 1999. The effect of a similar hypothetical change in interest rates on the Company's variable-rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

    For additional information about the Company's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   NO.     DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------------
     10.1  Employment Agreement dated as of May 26, 1998 between the Company and
           Joseph S. Tibbetts, Jr.
     27.1  Financial Data Schedule for the three months ended March 31, 1999
     99.1  Information set forth under the heading "ITEM 1A. Risk Factors" in the Annual Report on Form 10-K of the
           Company for the year ended December 31, 1998 is incorporated herein by reference

(b) Reports on Form 8-K

    On February 25, 1999, the Company filed a Current Report on Form 8-K dated February 24, 1999 providing a copy of a press release with respect to changes in the accounting used by the Company in connection with its acquisition of Coral Systems, Inc. in November 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LIGHTBRIDGE, INC.

                                By:  /s/ JOSEPH S. TIBBETTS, JR.
                                     -----------------------------------------
                                     Joseph S. Tibbetts, Jr.
                                     Senior Vice President, Finance &
                                       Administration and Chief Financial
                                       Officer (Principal Financial and
Date:  May 14, 1999                    Accounting Officer)