Form 10-Q
period 1999-06-30
LIGHTBRIDGE INC
filed 1999-08-13
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1999

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of August 4, 1999, there were 16,232,243 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIGHTBRIDGE, INC.
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                          -------------

                                             PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Balance Sheets as of December 31, 1998 and June 30, 1999.....................................            3

           Statements of Operations for the Three Months Ended June 30, 1998
             and June 30, 1999..........................................................................            4

           Statements of Operations for the Six Months Ended June 30, 1998
             and June 30, 1999..........................................................................            5

           Statements of Cash Flows for the Six Months Ended June 30, 1998
             and June 30, 1999..........................................................................            6

           Notes to Unaudited Condensed Consolidated Financial Statements...............................            7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........            8

Item 3.    QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES.........................................           17

                                              PART II. OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................           18

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................................           18

SIGNATURE...............................................................................................           19

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         1998           1999
                                                                                     -------------  -------------
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................................  $  16,436,995  $  25,087,527
  Accounts receivable, net.........................................................     18,831,962     16,443,875
  Other current assets.............................................................      1,399,196      1,823,244
                                                                                     -------------  -------------
    Total current assets...........................................................     36,668,153     43,354,646
Property and equipment, net........................................................     13,454,070     14,089,461
Acquired intangible assets, net....................................................      4,024,811      3,282,444
Goodwill, net......................................................................      2,145,313      1,865,464
Other assets, net..................................................................      1,484,932        712,447
                                                                                     -------------  -------------
        Total assets...............................................................  $  57,777,279  $  63,304,462
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........................................  $   9,507,670  $  11,272,720
  Short-term borrowings and current portion of notes payable.......................        652,770        525,261
  Deferred revenues................................................................      1,460,636      2,010,161
                                                                                     -------------  -------------
    Total current liabilities......................................................     11,621,076     13,808,142
  Other long-term liabilities......................................................      1,053,618        998,552
  Notes payable....................................................................        655,484        423,297
                                                                                     -------------  -------------
    Total liabilities..............................................................     13,330,178     15,229,991
                                                                                     -------------  -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or
    outstanding at December 31, 1998 and June 30, 1999, respectively...............             --             --
  Common stock, $.01 par value; 60,000,000 shares authorized; 16,841,823 and
    17,004,706 shares issued and 16,014,531 and 16,177,414 shares outstanding at
    December 31, 1998 and June 30, 1999, respectively..............................        168,417        170,045
  Additional paid-in capital.......................................................     54,285,766     54,769,285
  Warrants.........................................................................        598,875        473,875
  Accumulated deficit..............................................................     (8,980,994)    (5,713,771)
                                                                                     -------------  -------------
    Total..........................................................................     46,072,064     49,699,434
  Less:  treasury stock, at cost...................................................     (1,624,963)    (1,624,963)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     44,447,101     48,074,471
                                                                                     -------------  -------------
        Total liabilities and stockholders' equity.................................  $  57,777,279  $  63,304,462
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                         1998           1999
                                                                                     -------------  -------------
Revenues:
  Transaction......................................................................  $   9,125,612  $  14,738,840
  Software licensing and maintenance...............................................      3,410,130      3,160,008
  Consulting services..............................................................      2,609,740      4,341,195
                                                                                     -------------  -------------
    Total revenues.................................................................     15,145,482     22,240,043
                                                                                     -------------  -------------
Cost of revenues:
  Transaction......................................................................      5,122,507      7,460,824
  Software licensing and maintenance...............................................      1,143,057      1,013,484
  Consulting services..............................................................      1,684,528      2,162,695
                                                                                     -------------  -------------
    Total cost of revenues.........................................................      7,950,092     10,637,003
                                                                                     -------------  -------------
Gross profit.......................................................................      7,195,390     11,603,040
                                                                                     -------------  -------------
Operating expenses:
  Development......................................................................      2,429,574      3,242,598
  Sales and marketing..............................................................      1,715,305      2,039,931
  General and administrative.......................................................      2,413,099      2,961,534
  Amortization of goodwill and acquired workforce..................................        745,557        348,256
                                                                                     -------------  -------------
    Total operating expenses.......................................................      7,303,535      8,592,319
                                                                                     -------------  -------------
Income (loss) from operations......................................................       (108,145)     3,010,721
Other income (expense):
  Interest income..................................................................        170,214        164,408
  Interest expense.................................................................        (33,772)       (32,341)
  Other non-operating income.......................................................         84,311        461,226
                                                                                     -------------  -------------
Income before provision for income taxes...........................................        112,608      3,604,014
Provision for income taxes.........................................................        272,100      1,766,000
                                                                                     -------------  -------------
Net income (loss)..................................................................  $    (159,492) $   1,838,014
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Basic earnings (loss) per common share.............................................  $       (0.01) $        0.11
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Diluted earnings (loss) per common share...........................................  $       (0.01) $        0.10
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                         1998           1999
                                                                                     -------------  -------------
Revenues:
  Transaction......................................................................  $  16,985,333  $  28,819,200
  Software licensing and maintenance...............................................      7,521,062      5,010,309
  Consulting services..............................................................      3,941,903      7,753,670
                                                                                     -------------  -------------
      Total revenues...............................................................     28,448,298     41,583,179
                                                                                     -------------  -------------

Cost of revenues:
  Transaction......................................................................     10,119,916     14,077,854
  Software licensing and maintenance...............................................      2,503,813      1,964,032
  Consulting services..............................................................      2,450,422      3,797,620
                                                                                     -------------  -------------
      Total cost of revenues.......................................................     15,074,151     19,839,506
                                                                                     -------------  -------------
Gross profit.......................................................................     13,374,147     21,743,673
                                                                                     -------------  -------------

Operating expenses:
  Development......................................................................      4,721,671      5,738,987
  Sales and marketing..............................................................      3,671,242      4,043,657
  General and administrative.......................................................      4,465,657      5,571,618
  Amortization of goodwill and acquired workforce..................................      1,491,115        696,514
                                                                                     -------------  -------------
      Total operating expenses.....................................................     14,349,685     16,050,776
                                                                                     -------------  -------------
Income (loss) from operations......................................................       (975,538)     5,692,897

Other income (expense):
  Interest income..................................................................        399,181        319,086
  Interest expense.................................................................        (99,612)       (74,062)
  Other non-operating income.......................................................        123,333        469,302
                                                                                     -------------  -------------
Income (loss) before provision for income taxes....................................       (552,636)     6,407,223
Provision for income taxes.........................................................        329,000      3,140,000
                                                                                     -------------  -------------
Net income (loss)..................................................................  $    (881,636) $   3,267,223
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Basic earnings (loss) per common share.............................................  $       (0.06) $        0.20
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Diluted earnings (loss) per common share...........................................  $       (0.06) $        0.19
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                         1998           1999
                                                                                     -------------  -------------
Cash Flows From Operating Activities:
  Net income (loss)................................................................  $    (881,636) $   3,267,223
  Gain on sale of investment.......................................................             --       (414,725)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization..................................................      5,223,389      4,337,383
    Changes in assets and liabilities:
      Accounts receivable and other current assets.................................     (1,605,417)     1,964,040
      Other assets.................................................................     (1,048,621)       344,216
      Accounts payable and accrued liabilities.....................................     (2,421,376)     1,776,831
      Deferred revenues............................................................        290,405        549,525
      Other liabilities............................................................        408,436        (55,067)
                                                                                     -------------  -------------
  Net cash (used in) provided by operating activities..............................        (34,820)    11,769,426
                                                                                     -------------  -------------
Cash Flows From Investing Activities:
    Principal payment--note receivable from officer................................         20,000         15,328
    Purchases of property and equipment............................................     (1,933,661)    (3,629,603)
    Proceeds from sale of investment...............................................             --        550,378
                                                                                     -------------  -------------
  Net cash used in investing activities............................................     (1,913,661)    (3,063,897)
                                                                                     -------------  -------------
Cash Flows From Financing Activities:
    Principal payments on notes payable............................................       (527,603)      (377,508)
    Principal payments under capital lease obligations.............................       (174,415)       (37,636)
    Proceeds from issuance of common stock.........................................        316,377        235,147
    Proceeds from exercise of warrants.............................................             --        125,000
                                                                                     -------------  -------------
  Net cash used in financing activities............................................       (385,641)       (54,997)
                                                                                     -------------  -------------
Net (decrease) increase in cash and cash equivalents...............................     (2,334,122)     8,650,532
Cash and cash equivalents, beginning of period.....................................     15,715,726     16,436,995
                                                                                     -------------  -------------
Cash and cash equivalents, end of period...........................................  $  13,381,604  $  25,087,527
                                                                                     -------------  -------------
                                                                                     -------------  -------------

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

2. SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

    The Company generates revenues from processing qualification and activation transactions, licensing software and related maintenance, and rendering services (including business advisory, customization and integration, deployment, and optimization services). Historically, hardware was sold in conjunction with certain software licenses. The Company's transaction processing agreements typically provide for fees, payable based on the number of transactions processed. The Company's software license agreements typically provide for an initial license fee and annual maintenance, as well as, in certain cases, additional license and maintenance fees for net subscriber additions. The Company's consulting agreements typically are on a time and materials basis.

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

    A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                           --------------------------  --------------------------
                                                               1998          1999          1998          1999
                                                           ------------  ------------  ------------  ------------
Shares for basic earnings per share......................    15,798,486    16,115,364    15,752,223    16,037,421
Effect of dilutive options and warrants..................            --     1,469,221            --     1,334,152
                                                           ------------  ------------  ------------  ------------
Shares for diluted earnings per share....................    15,798,486    17,584,585    15,752,223    17,371,573
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

    Stock options and warrants convertible into common stock were excluded from shares for diluted earnings per share for the three and six months ended June 30, 1998 because they were anti-dilutive. Had such shares been included, shares for dilutive earnings per share would have increased by approximately 1,800,000 and 2,000,000 shares for the three and six months ended June 30, 1998, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING (A) CONTINUING RAPID CHANGE IN THE TELECOMMUNICATIONS INDUSTRY THAT MAY AFFECT BOTH LIGHTBRIDGE AND ITS CLIENTS,
(B) UNCERTAINTIES ASSOCIATED WITH LIGHTBRIDGE'S ABILITY TO DEVELOP NEW PRODUCTS AND TECHNOLOGIES, (C) MARKET ACCEPTANCE OF LIGHTBRIDGE'S NEW PRODUCTS AND CONTINUING DEMAND FOR LIGHTBRIDGE'S PRODUCTS BY TELECOMMUNICATIONS COMPANIES,
(D) THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING ON BOTH LIGHTBRIDGE AND ITS CLIENTS AND (E) CHANGING ECONOMIC CONDITIONS. Unless the context otherwise requires, "Lightbridge" and the "Company" refer collectively to Lightbridge and its subsidiaries.

    CHANNEL WIZARD, CHURN PROPHET, and FRAUDBUSTER are registered trademarks of Lightbridge, and ALIAS, @RISK, CUSTOMER ACQUISITION SYSTEM, LIGHTBRIDGE, the Lightbridge logo, and RETAIL MANAGEMENT SYSTEM are trademarks of Lightbridge. All other trademarks or trade names appearing in this Form 10-Q are the property of their respective owners.

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

    The Company's software licensing and maintenance revenues consist of revenues attributable to the licensing of the Company's Channel Solutions, Customer Management and Fraud Management software. Lightbridge's Channel Solutions products are designed to assist customers in interfacing with the Company's transaction processing systems as well as to provide other point-of-sale and distribution channel functionality. The Company's Customer Management products are designed to help carriers analyze their marketplaces to improve their business operations. The Company's Fraud Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. While the Company's software products are licensed as packaged software products, each of these products generally requires insignificant customization and integration with other products and systems to varying degrees. Revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, the fee is fixed and collectibility has been determined. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement.

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

    During the first six months of 1999, the Company continued its efforts to complete development of in-process technology obtained through Lightbridge's acquisition of Coral Systems, Inc. in November 1997. The Company is continuing to develop a new version of FraudBuster that is expected to contain substantial enhancements in performance, scalability and functionality and is currently scheduled to be released in the fourth quarter of 1999. The Company is also continuing to develop Alias and @Risk, which will be complementary to FraudBuster and will contain new subscription fraud detection tools. These products are scheduled to be deployed in a phased introduction during the third and fourth quarters of 1999. If the Company is unsuccessful in completing these projects on schedule, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

    Substantially all of the Company's revenues historically have been derived from clients located in the United States, and the Company expects that domestic sales will continue to account for more than 90% of its revenues during 1999.

RESULTS OF OPERATIONS

                                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                   JUNE 30,              JUNE 30,
                                                                             --------------------  --------------------
                                                                               1998       1999       1998       1999
                                                                             ---------  ---------  ---------  ---------
Revenues:
  Transaction services.....................................................       60.3%      66.3%      59.7%      69.3%
  Software licensing and maintenance.......................................       22.5       14.2       26.4       12.1
  Consulting services......................................................       17.2       19.5       13.9       18.6
                                                                             ---------  ---------  ---------  ---------
  Total revenues...........................................................      100.0      100.0      100.0      100.0
                                                                             ---------  ---------  ---------  ---------
Cost of revenues:..........................................................
  Transaction services.....................................................       33.8       33.5       35.6       33.9
  Software licensing and maintenance.......................................        7.5        4.6        8.8        4.7
  Consulting services......................................................       11.2        9.7        8.6        9.1
                                                                             ---------  ---------  ---------  ---------
  Total cost of revenues...................................................       52.5       47.8       53.0       47.7
                                                                             ---------  ---------  ---------  ---------
Gross profit...............................................................       47.5       52.2       47.0       52.3
                                                                             ---------  ---------  ---------  ---------
Operating expenses:
  Development..............................................................       16.0       14.6       16.6       13.8
  Sales and marketing......................................................       11.3        9.2       12.9        9.7
  General and administrative...............................................       15.9       13.3       15.7       13.4
  Amortization of goodwill and acquired workforce..........................        5.0        1.6        5.2        1.7
                                                                             ---------  ---------  ---------  ---------
  Total operating expenses.................................................       48.2       38.7       50.4       38.6
                                                                             ---------  ---------  ---------  ---------
Income (loss) from operations..............................................       (0.7)      13.5       (3.4)      13.7
Other income, net..........................................................        1.4        2.7        1.5        1.7
                                                                             ---------  ---------  ---------  ---------
Income (loss) before provision for income taxes............................        0.7       16.2       (1.9)      15.4
Provision for income taxes.................................................        1.8        7.9        1.2        7.6
                                                                             ---------  ---------  ---------  ---------
Net income (loss)..........................................................       (1.1)%       8.3%      (3.1)%       7.8%
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

    THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30,
     1998

    REVENUES. Revenues increased by 46.8% to $22.2 million in the three months ended June 30, 1999 from $15.1 million in the three months ended June 30, 1998.

    Transaction revenues increased by 61.5% to $14.7 million in the three months ended June 30, 1999 from $9.1 million in the three months ended June 30, 1998, while increasing as a percentage of total revenues to 66.3% from 60.3%. The dollar increase in transaction revenues for the three months ended June 30, 1999 was primarily due to increased volume of qualification and activation transactions processed for carrier clients. The Company believes that its transaction-based activities benefited directly from client promotional activities generally attributable to the current competitve market for wireless services. The increase in transaction revenues as a percentage of total revenues for the three months ended June 30, 1999 principally resulted from the increase in transaction revenue and a decrease in software licensing revenues during the period.

    The Company believes that its transaction revenues for the remainder of 1999 will not increase at the same rate as they did in 1998. In addition, the Company believes that transaction revenues in the third quarter of 1999 may not increase over the second quarter of 1999, in part due to seasonal effects. The Company's transaction revenues will continue to reflect in large part the industry's rate of growth of new subscribers. The Company believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will slow in upcoming years. The rate of growth in the Company's transaction revenues in 1998 reflected revenues from a number of major PCS carriers that began operating in late 1997 and in 1998; the Company does not expect that revenues from these PCS carriers will continue to increase at the same rate as they did in 1998.

    Software licensing and maintenance revenues decreased by 7.3% to $3.2 million in the three months ended June 30, 1999 from $3.4 million in the three months ended June 30, 1998, while decreasing as a percentage of total revenues to 14.2% from 22.5%. Both the dollar decrease and the decrease as a percentage of total revenues in software licensing and maintenance revenues were principally a result of the decrease in revenues attributable to the Company's Fraud Management product.

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

    Consulting services revenues increased by 66.3% to $4.3 million in the three months ended June 30, 1999 from $2.6 million in the three months ended June 30, 1998, while increasing as a percentage of total revenues to 19.5% from 17.2%. The dollar increase in consulting services revenues for the three months ended June 30, 1999 was principally due to increased demand for the consulting services offered by the Company. The increase in consulting services revenue as a percentage of total revenues for the three months ended June 30, 1999 principally resulted from an increase in consulting services revenues and a decrease in software licensing revenues for the same period. The Company is continuing to standardize its consulting services offerings and to build its consulting capabilities. Its consulting business continues to become less concentrated, with consulting work being performed on over 75 projects for nearly 40 clients during the three months ended June 30, 1999.

    In the year ended December 31, 1998, three customers accounted for 10% or more of the Company's total revenues. Lightbridge believes that its relationships with these customers are good and continues to make efforts to diversify its customer base.

    COST OF REVENUES. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's Teleservices Group and changes in the mix of total revenues among transaction revenues, software licensing and maintenance revenues, and consulting services revenues.

    Transaction cost of revenues increased by 45.7% to $7.5 million in the three months ended June 30, 1999 from $5.1 million in the three months ended June 30, 1998, while decreasing as a percentage of total transaction revenues to 50.6% from 56.1%. The increase in transaction cost of revenues for the three months ended June 30, 1999 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in transaction cost of revenues as a percentage of total transaction revenues for the three months ended June 30, 1999 principally resulted from an increase in the number of transactions processed compared to the same period of the prior year.

    Software licensing and maintenance cost of revenues decreased by 11.3% to $1.0 million in the three months ended June 30, 1999 from $1.1 million in the three months ended June 30, 1998, and also decreased as a percentage of total software licensing and maintenance revenues to 32.1% from 33.5%. Both the dollar decrease and the decrease as a percentage of total software licensing and maintenance revenues in software licensing and maintenance cost of revenues for the three months ended June 30, 1999 were primarily due to a decrease in amortization expense of acquired technology.

    Consulting services cost of revenues increased by 28.4% to $2.2 million in the three months ended June 30, 1999 from $1.7 million in the three months ended June 30, 1998, while decreasing as a percentage of total consulting revenues to 49.8% from 64.5%. The dollar increase in consulting services cost of revenues was attributable primarily to the increase in consulting staff due to the expansion of the consulting services group. The Company expects to continue hiring consulting staff during the remainder of 1999. The decrease in consulting services cost of revenues as a percentage of total consulting services revenues for the three months ended June 30, 1999 was principally from the growth in total consulting services revenues as well as a higher utilization of consulting resources during the same period.

    The Company expects fluctuations in gross profit may occur primarily due to fluctuations in revenue generated from the Company's three revenue components, particularly revenues from software licensing which have historically generated higher gross profit margins.

    DEVELOPMENT. Development expenses include software development costs consisting primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

    Development expenses increased by 33.5% to $3.2 million in the three months ended June 30, 1999 from $2.4 million in the three months ended June 30, 1998, while decreasing as a percentage of total revenues to 14.6% from 16.0%. The increase in costs for the three months ended June 30, 1999 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans. Included in these development efforts were the development of an enhanced version of its Fraud Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and development of its Fraud Management software products, Alias and @Risk. The decrease in development expenses as a percentage of total revenues for the three months ended June 30, 1999 was principally due to total revenues increasing at a greater rate than total development expenses during the same period. The Company expects to continue to increase its engineering and development efforts in order to continue enhancing its existing products and services, including its Channel Solutions, Churn and Fraud Management products and services, as well as to develop new products and services. As a result, the Company expects that its development expenses, as a percentage of total revenues, will be slightly higher during the last six months of 1999 as compared to the first six months of 1999.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

    Sales and marketing expenses increased by 18.9% to $2.0 million in the three months ended June 30, 1999 from $1.7 million in the three months ended June 30, 1998, while decreasing as a percentage of total revenues to 9.2% from 11.3%. Sales and marketing dollars increased due to the continued investment in sales and marketing efforts, both domestically and internationally, in order to increase penetration of existing accounts and to add new clients and markets. The decrease in sales and marketing expense as a percentage of total revenues for the three months ended June 30, 1999 was principally due to the rate of growth in total revenues during the period. The Company expects to continue to invest in sales and marketing efforts, both domestically and internationally, in order to increase its penetration of existing accounts and to add new clients and markets.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services.

    General and administrative expenses increased by 22.7% to $3.0 million in the three months ended June 30, 1999 from $2.4 million in the three months ended June 30, 1998, while decreasing as a percentage of total revenues to 13.3% from 15.9%. The dollar increase was primarily due to increased professional and recruiting fees. The decrease in general and administrative expenses as a percentage of total revenues for the three months ended June 30, 1999 was principally due to the rate of growth in total revenues. The Company expects that its general and administrative expenses will not significantly change for the remainder of 1999.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired workforce consists of amortization expense of certain acquired intangible assets from the acquisition of Coral Systems, Inc.

    Amortization of goodwill and acquired workforce expense decreased by 53.3% to $348,000 in the three months ended June 30, 1999 from $746,000 in the three months ended June 30, 1998 and also decreased as a percentage of total revenues to 1.6% from 5.0%. Both the dollar decrease and the decrease as a percentage of total revenues were due to a decrease in goodwill amortization expense during the three months ended June 30, 1999 as a result of the goodwill impairment charge taken by the Company in the fourth quarter of 1998.

    OTHER INCOME, NET. Other income, net in the three months ended June 30, 1999 consisted predominantly of interest income and expense and a nonrecurring gain on the sale of investments of $415,000. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest income remained the same at approximately $170,000 in the three months ended June 30, 1999 and 1998. Interest expense remained constant at approximately $33,000 for the three months ended June 30, 1999 and 1998. Interest income for the three months ended June 30, 1999 reflected a tax-adjusted average rate of return of approximately 4.8%.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 49.0% and 241.6% for the three months ended June 30, 1999 and 1998, respectively. The relatively high effective tax rate for both years results in part from goodwill and acquired intangible assets attributable to the Company's acquisition of Coral; the amortization of this goodwill and acquired intangible assets is recognized as an expense for accounting purposes, but is not deductible for tax purposes. The substantially higher effective tax rate for the three months ended June 30, 1998 was primarily due to significantly higher amortization expense for goodwill and certain acquired intangible assets that is not deductible for income tax purposes during the three months ended June 30, 1998 compared to the three months ended June 30, 1999. This amortization expense was lower during the three months ended June 30, 1999 due to the write-down of goodwill and certain acquired intangible assets at December 31, 1998. Since the goodwill and acquired intangible assets attributable to the Coral acquisition will continue to be amortized at various rates through the quarter ending December 31, 2002, the Company anticipates that its effective tax rate will continue to be relatively high during that period. The actual effective tax rate for 1999 may vary significantly from the Company's estimates as the result of a number of factors, including any and all factors that cause the Company's actual revenues for those years to vary from the Company's internal estimates.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

    REVENUES. Revenues increased by 46.2% to $41.6 million in the six months ended June 30, 1999 from $28.4 million in the six months ended June 30, 1998.

    Transaction revenues increased by 69.7% to $28.8 million in the six months ended June 30, 1999 from $17.0 million in the six months ended June 30, 1998. The increase in transaction revenues for the six months ended June 30, 1999 was primarily due to increased volume of qualification and activation transactions processed for carrier clients.

    Software licensing and maintenance revenues decreased by 33.4% to $5.0 million in the six months ended June 30, 1999 from $7.5 million in the six months ended June 30, 1998. The decrease in software licensing revenues for the six months ended June 30, 1999 was principally a result of the decrease in revenues attributable to the Company's Fraud Management products.

    Consulting services revenues increased by 96.7% to $7.8 million in the six months ended June 30, 1999 from $3.9 million in the six months ended June 30, 1998. The increase in consulting services revenues for the six months ended June 30, 1999 was principally due to an increased demand for the consulting services offered by the Company.

    COST OF REVENUES. Transaction cost of revenues increased by 39.1% to $14.1 million in the six months ended June 30, 1999 from $10.1 million in the six months ended June 30, 1998, while decreasing as a percentage of total transaction revenues to 48.8% from 59.6%. The increase in transaction cost of revenues for the six months ended June 30, 1999 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in transaction cost of revenues as a percentage of total transaction revenues for the six months ended June 30, 1999 principally resulted from an increase in the number of transactions processed compared to the same period in the prior year.

    Software licensing and maintenance cost of revenues decreased by 21.6% to $2.0 million in the six months ended June 30, 1999 from $2.5 million in the six months ended June 30, 1998, while increasing as a percentage of total software licensing and maintenance revenues to 39.2% from 33.3%. The dollar decrease in software licensing and maintenance cost of revenues for the six months ended June 30, 1999 was primarily due to the decreased amortization expense for certain acquired intangible assets. The increase in software licensing and maintenance cost of revenues as a percentage of total software licensing and maintenance revenues for the six months ended June 30, 1999 principally resulted from a higher percentage of software maintenance revenues during that period when compared to the same period in the prior year. The software maintenance component of software licensing and maintenance revenues generally has lower margins than the software licensing component.

    Consulting services cost of revenues increased by 55.0% to $3.8 million in the six months ended June 30, 1999 from $2.5 million in the six months ended June 30, 1998, while decreasing as a percentage of total consulting services revenues to 49.0% from 62.2%. The dollar increase in consulting services cost of revenues was primarily due to the increase in consulting staff due to the expansion of the consulting services group. The decrease in consulting services cost of revenues as a percentage of total consulting services revenues for the six months ended June 30, 1999 principally resulted from the growth in total consulting services revenues as well as a higher utilization of consulting resources during the same period.

    DEVELOPMENT. Development expenses increased by 21.5% to $5.7 million in the six months ended June 30, 1999 from $4.7 million in the six months ended June 30, 1998. The increase in costs for the six months ended June 30, 1999 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans.

    SALES AND MARKETING. Sales and marketing expenses increased by 10.2% to $4.0 million in the six months ended June 30, 1999 from $3.7 million in the six months ended June 30, 1998. The increase for the six months ended June 30, 1999 was due to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs, including trade shows. This increase was offset in part by the reallocation during the six months ended June 30, 1998 of certain personnel and related expenses to Lightbridge Consulting Services.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 24.8% to $5.6 million in the six months ended June 30, 1999 from $4.5 million in the six months ended June 30, 1998. The increase for the six months ended June 30, 1999 was primarily due to increased professional and recruiting fees.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired workforce expense decreased by 114.1% to $0.7 million in the six months ended June 30, 1999 from $1.5 million in the six months ended June 30, 1998. The decrease in amortization of goodwill and acquired workforce was due to the goodwill impairment charge taken by the Company in the fourth quarter of 1998.

    OTHER INCOME, NET. Other income, net in the six months ended June 30, 1999 consisted of interest income, interest expense and a nonrecurring gain on the sale of investments of $415,000. Interest expense remained constant at approximately $100,000 for the six months ended June 30, 1999 and 1998. Interest income decreased to $319,000 in the six months ended June 30, 1999 from $399,000 in the six months ended June 30, 1998 due to a change in the Company's investment mix during the six months ended June 30, 1999.

    PROVISION FOR INCOME TAXES. During the six months ended June 30, 1999, the Company's effective tax rate was 49.0%. During the six months ended June 30, 1998, the Company recorded tax provisions of $329,000 despite a pre-tax loss of $552,000 due primarily to the impact of nondeductible amortization.

LIQUIDITY AND CAPITAL RESOURCES

    During the first six months of 1999 the Company generated cash flows from operating activities of $11.8 million and used cash of $3.1 million and $55,000 in investing and financing activities, respectively.

    The Company's capital expenditures totalled $2.8 million and $3.6 million, respectively, for the three and six months ended June 30, 1999 and $660,000 and $1.9 million, respectively, for the three and six months ended June 30, 1998. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure and computer equipment for development activities and additional personnel added during these periods. The Company currently estimates that its capital expenditures for the remainder of 1999 will total approximately $4.9 million to $5.9 million, although the actual amount of those expenditures may vary significantly, depending upon, among other things, the extent to which the Company determines to update the capacity of its data center and to acquire additional computer equipment. The Company leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2002.

    The Company has a $5.0 million working capital line of credit and a $3.0 million equipment line of credit with a bank. The working capital line of credit is secured by a pledge of the Company's accounts receivable, equipment and intangible assets, and borrowing availability is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit and equipment line of credit bear interest at the bank's prime rate (7.75% at June 30, 1999). The working line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1,250,000 in the aggregate. At June 30, 1999, there were no borrowings outstanding under the working capital line of credit or the equipment line of credit. The Company's agreements with the bank contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in June 2000 and the equipment line of credit expires in June 2001.

    Lightbridge considers earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be meaningful given the impact on operating income from non-cash expenses such as depreciation of property and equipment and the amortization of intangible assets. EBITDA and after-tax cash flow should not be considered in isolation from, or as a substitute for, operating income, net income or cash flow and other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles or as a measure of Lightbridges' profitability or liquidity. Although these measures of performance are not calculated in accordance with generally accepted accounting principles, Lightbridge believes they are widely used in the telecommunications industry as a measure of a company's operating performance because they assist in comparing companies on a more consistent basis without regard to depreciation and amortization which can vary significantly depending on accounting methods (particularly when acquisitions are involved). EBITDA increased by 139.8% to $5.2 million in the three months ended June 30, 1999, from $2.2 million in the three months ended June 30, 1998. For the six months ended June 30, 1999, EBITDA increased 136.1% to $10.0 million from $4.2 million for the six months ended June 30, 1998. Both the increases for the three and six months ended June 30, 1999 resulted primarily from an increase in operating income and a decrease in total depreciation and amortization expense.

    As of June 30, 1999, the Company had cash and cash equivalents of $25.1 million and working capital of $29.5 million. The Company believes that the current cash balances and funds available under existing lines of credit, together with cash flows provided by operations, will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY COSTS

    Many companies' currently installed computer systems and software products are coded to accept only two digit year entries in date coded fields, potentially with the incorrect assumption of 1900 as the century. To eliminate date ambiguity, these date coded fields need to accept four digit entries, or utilize a consistent, predictable technique to distinguish twenty-first century dates from twentieth century dates. In addition, four digit year dates must be stored in database or file fields, regardless of the entry of two digit years. As a result, in less than six months, computer systems and software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

    Lightbridge has completed an inventory and review of the Year 2000 compliance status of the software and systems considered critical to its service bureau operations and its internal business, and has been obtaining appropriate assurances of compliance from manufacturers of such software and systems and agreements to modify or replace all non-compliant products. In addition, Lightbridge is converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of Lightbridge's personnel using such systems. Based on the information available to date, Lightbridge believes it has made the necessary modifications to its service bureau systems, back office software and other systems considered critical to Lightbridge's business. Nevertheless, particularly to the extent Lightbridge is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurance that Lightbridge will not experience delays in completing the resolution of such issues. If a key system, or a significant number of systems, were to fail as a result of software products that were not Year 2000 compliant, Lightbridge could incur substantial costs and experience disruption of its business, which could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

    Lightbridge believes that it has substantially completed its Year 2000 procedures with respect to its software products, service bureau systems, and internal business software and systems. Lightbridge has not separately tracked the costs incurred for investigating and remedying issues related to Year 2000 compliance, and all of the costs have been internal. Lightbridge currently estimates that it will spend approximately $600,000 on Year 2000 testing and compliance during 1999, of which it spent approximately $500,000 in the first six months of 1999. There can be no assurance that Company resources spent on investigating and remedying Year 2000 issues will not have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

    Year 2000 issues may affect the purchasing patterns of clients and potential clients. Certain clients may elect to forego purchasing new software products until after January 1, 2000. In addition, many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may adversely affect the amount or timing of funds available to purchase software products or consulting services such as those offered by Lightbridge, which could have an adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held a Special Meeting in Lieu of Annual Meeting of Stockholders on June 9, 1999 at which Torrence C. Harder and Pamela D.A. Reeve were re-elected as Class III directors. Mr. Harder and Ms. Reeve received 14,179,559 and 14,177,884 votes for re-election, respectively, 25,700 and 27,375 votes were withheld, respectively, and there were no abstentions or broker non-votes. The other directors of the Company consist of (i) Debora J. Wilson, who is the sole Class I Director and whose term expires in 2000, and (ii) Andrew I. Fillat and
D. Quinn Mills, who are Class II Directors and whose terms expire in 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   NO.     DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------------
     10.1  Seventh Loan Modification Agreement dated June 28, 1999 between the Company and Silicon Valley Bank
     27.1  Financial Data Schedule for the three months ended June 30, 1999

(b) Reports on Form 8-K

    The Company did not file any Current Report on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LIGHTBRIDGE, INC.

                                By:  /s/ JOSEPH S. TIBBETTS, JR.
                                     -----------------------------------------
                                     Joseph S. Tibbetts, Jr.
                                     Senior Vice President, Finance &
                                       Administration and Chief Financial
                                       Officer (Principal Financial and
Date:  August 13, 1999                 Accounting Officer)