Form 10-Q
period 1999-09-30
LIGHTBRIDGE INC
filed 1999-11-15
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of November 10, 1999, there were 16,464,656 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIGHTBRIDGE, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

                         PART I. FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets as of December 31, 1998 and September 30,
           1999......................................................      3

         Income Statements for the Three Months Ended September 30,
           1998
           and September 30, 1999....................................      4

         Statements of Operations for the Nine Months Ended September
           30, 1998
           and September 30, 1999....................................      5

         Statements of Cash Flows for the Nine Months Ended September
           30, 1998
           and September 30, 1999....................................      6

         Notes to Unaudited Condensed Consolidated Financial
           Statements................................................      7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................      8

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES........     18

                          PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     18

SIGNATURE............................................................     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $16,436,995     $$25,751,574
  Accounts receivable, net..................................   18,831,962      20,771,916
  Other current assets......................................    1,399,196       1,794,221
                                                              -----------     -----------
    Total current assets....................................   36,668,153      48,317,711
Property and equipment, net.................................   13,454,070      15,177,137
Acquired intangible assets, net.............................    4,024,811       2,911,261
Goodwill, net...............................................    2,145,313       1,725,537
Other assets, net...........................................    1,484,932         548,437
                                                              -----------     -----------
        Total assets........................................  $57,777,279     $68,680,083
                                                              ===========     ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 9,507,670     $12,678,018
  Short-term borrowings and current portion of notes
    payable.................................................      652,770         500,000
  Deferred revenues.........................................    1,460,636       2,986,532
                                                              -----------     -----------
    Total current liabilities...............................   11,621,076      16,164,550
  Other long-term liabilities...............................    1,053,618         943,500
  Notes payable.............................................      655,484         307,203
                                                              -----------     -----------
    Total liabilities.......................................   13,330,178      17,415,253
                                                              -----------     -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued or outstanding at
    December 31, 1998 and September 30, 1999,
    respectively............................................           --              --
  Common stock, $.01 par value; 60,000,000 shares
    authorized; 16,841,823 and 17,201,548 shares issued and
    16,014,531 and 16,374,256 shares outstanding at
    December 31, 1998 and September 30, 1999,
    respectively............................................      168,417         172,014
  Additional paid-in capital................................   54,285,766      55,662,370
  Warrants..................................................      598,875         442,625
  Accumulated deficit.......................................   (8,980,994)     (3,387,216)
                                                              -----------     -----------
    Total...................................................   46,072,064      52,889,793
  Less:  treasury stock, at cost............................   (1,624,963)     (1,624,963)
                                                              -----------     -----------
    Total stockholders' equity..............................   44,447,101      51,264,830
                                                              -----------     -----------
        Total liabilities and stockholders' equity..........  $57,777,279     $68,680,083
                                                              ===========     ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
Revenues:
  Transaction...............................................  $10,682,320   $15,225,402
  Software licensing and maintenance........................    2,498,841     5,313,696
  Consulting services.......................................    2,422,648     3,276,846
                                                              -----------   -----------
    Total revenues..........................................   15,603,809    23,815,944
                                                              -----------   -----------
Cost of revenues:
  Transaction...............................................    5,804,219     7,060,653
  Software licensing and maintenance........................    1,160,078     1,645,720
  Consulting services.......................................    1,292,947     2,279,746
                                                              -----------   -----------
    Total cost of revenues..................................    8,257,244    10,986,119
                                                              -----------   -----------
Gross profit................................................    7,346,565    12,829,825
                                                              -----------   -----------
Operating expenses:
  Development...............................................    2,327,608     3,309,686
  Sales and marketing.......................................    1,609,761     1,703,103
  General and administrative................................    1,894,599     3,094,646
  Amortization of goodwill and acquired workforce...........      745,557       348,256
                                                              -----------   -----------
    Total operating expenses................................    6,577,525     8,455,691
                                                              -----------   -----------
Income from operations......................................      769,040     4,374,134
Other income (expense):
  Interest income...........................................      102,374       180,920
  Interest expense..........................................      (70,767)      (29,121)
  Other non-operating income................................       85,919        36,622
                                                              -----------   -----------
Income before provision for income taxes....................      886,566     4,562,555
Provision for income taxes..................................      623,000     2,236,000
                                                              -----------   -----------
Net income..................................................  $   263,566   $ 2,326,555
                                                              ===========   ===========
Basic earnings per common share.............................  $      0.02   $      0.14
                                                              ===========   ===========
Diluted earnings per common share...........................  $      0.02   $      0.13
                                                              ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
Revenues:
  Transaction...............................................  $27,667,653   $44,044,602
  Software licensing and maintenance........................   10,019,903    10,324,005
  Consulting services.......................................    6,364,551    11,030,516
                                                              -----------   -----------
      Total revenues........................................   44,052,107    65,399,123
                                                              -----------   -----------

Cost of revenues:
  Transaction...............................................   15,924,134    21,138,507
  Software licensing and maintenance........................    3,663,892     3,609,752
  Consulting services.......................................    3,743,369     6,077,366
                                                              -----------   -----------
      Total cost of revenues................................   23,331,395    30,825,625
                                                              -----------   -----------
Gross profit................................................   20,720,712    34,573,498
                                                              -----------   -----------

Operating expenses:
  Development...............................................    7,049,279     9,048,673
  Sales and marketing.......................................    5,281,003     5,746,760
  General and administrative................................    6,360,256     8,666,264
  Amortization of goodwill and acquired workforce...........    2,236,672     1,044,770
                                                              -----------   -----------
      Total operating expenses..............................   20,927,210    24,506,467
                                                              -----------   -----------
Income (loss) from operations...............................     (206,498)   10,067,031

Other income (expense):
  Interest income...........................................      501,555       500,005
  Interest expense..........................................     (170,379)     (103,181)
  Other non-operating income................................      209,252       505,923
                                                              -----------   -----------
Income before provision for income taxes....................      333,930    10,969,778
Provision for income taxes..................................      952,000     5,376,000
                                                              -----------   -----------
Net income (loss)...........................................  $  (618,070)  $ 5,593,778
                                                              ===========   ===========
Basic earnings (loss) per common share......................  $     (0.04)  $      0.35
                                                              ===========   ===========
Diluted earnings (loss) per common share....................  $     (0.04)  $      0.32
                                                              ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
Cash Flows From Operating Activities:
  Net income (loss).........................................  $  (618,070)  $ 5,593,778
  Gain on sale of investment................................           --      (414,725)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    7,728,080     6,583,868
    Changes in assets and liabilities:
      Accounts receivable and other current assets..........   (3,147,675)   (2,334,976)
      Other assets..........................................     (223,137)      375,086
      Accounts payable and accrued liabilities..............   (2,429,894)    2,678,942
      Deferred revenues.....................................      351,343     1,525,896
      Other liabilities.....................................      958,898       399,875
                                                              -----------   -----------
  Net cash provided by operating activities.................    2,619,545    14,407,744
                                                              -----------   -----------
Cash Flows From Investing Activities:
    Principal payments--note receivable from officer........       20,000        25,328
    Purchases of property and equipment.....................   (5,250,843)   (6,320,611)
    Proceeds from sale of investment........................           --       550,378
                                                              -----------   -----------
  Net cash used in investing activities.....................   (5,230,843)   (5,744,905)
                                                              -----------   -----------
Cash Flows From Financing Activities:
    Principal payments on notes payable.....................     (728,737)     (527,769)
    Principal payments under capital lease obligations......     (230,181)      (44,440)
    Proceeds from issuance of common stock..................      436,720     1,067,699
    Proceeds from exercise of warrants......................           --       156,250
                                                              -----------   -----------
  Net cash (used in) provided by financing activities.......     (522,198)      651,740
                                                              -----------   -----------
Net (decrease) increase in cash and cash equivalents........   (3,133,496)    9,314,579
Cash and cash equivalents, beginning of period..............   15,715,726    16,436,995
                                                              -----------   -----------
Cash and cash equivalents, end of period....................  $12,582,230   $25,751,574
                                                              ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

    The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries ("Lightbridge"). Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge's financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge's annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 1998.

2. SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

    Lightbridge generates revenues from processing qualification and activation transactions, licensing software and related maintenance, and rendering services (including business advisory, customization and integration, deployment, and optimization services). Historically, hardware was sold in conjunction with certain software licenses. Lightbridge's transaction processing agreements typically provide for fees, payable based on the number of transactions processed. Lightbridge's software license agreements typically provide for an initial license fee and annual maintenance, as well as, in certain cases, additional license and maintenance fees for net subscriber additions. Lightbridge's consulting agreements typically are on a time and materials basis.

    Revenues from processing of transactions generally are recognized in the period in which services are performed. Revenues from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, the fee is fixed and collectibility has been determined. To the extent that obligations exist for other services, Lightbridge allocates revenues between the license and the services based upon their relative fair value. Revenues from maintenance support agreements are deferred and recognized ratably over the term of the agreements. Revenues from consulting and other services are recognized as those services are rendered.

EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding dilutive options and warrants were exercised and resulted in the issuance of common stock.

    A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   1998         1999         1998         1999
                                                ----------   ----------   ----------   ----------
Shares for basic earnings per share...........  15,860,518   16,168,520   15,788,661   15,960,472
Effect of dilutive options and warrants.......   1,448,751    2,094,659           --    1,588,664
                                                ----------   ----------   ----------   ----------
Shares for diluted earnings per share.........  17,309,269   18,263,179   15,788,661   17,549,136
                                                ==========   ==========   ==========   ==========

    Stock options and warrants convertible into common stock were excluded from shares for diluted earnings per share for the nine months ended September 30, 1998 because they were anti-dilutive. Had such shares been included, shares for dilutive earnings per share would have increased by approximately 1,800,000 shares for the nine months ended September 30, 1998.

    No adjustments were made to net income in computing diluted earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1998, the AICPA released Statement of Position No. 98-9 ("SOP 98-9") "Modification of SOP 97-2 'Software Revenue Recognition' with Respect to Certain Transactions" which Lightbridge adopted January 1, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 did not have a material effect on its consolidated financial position or results of operations of Lightbridge.

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

    FRAUDBUSTER and LIGHTBRIDGE are registered trademarks of Lightbridge, and ALIAS, @RISK, CUSTOMER ACQUISITION SYSTEM, the Lightbridge logo, and RETAIL MANAGEMENT SYSTEM are trademarks of Lightbridge. All other trademarks or trade names appearing in this Form 10-Q are the property of their respective owners.

OVERVIEW

    Lightbridge develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition, retention and fraud prevention processes.

    Lightbridge's transaction revenues are derived primarily from the processing of applications for qualification of subscribers for wireless telecommunications services and the activation of service for those subscribers. Over time, Lightbridge has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. Lightbridge's clients are charged for these services on a per-transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers utilizing Lightbridge's services in attracting subscribers and the markets served by Lightbridge's clients. Revenues generally are recognized in the period in which the services are performed.

    Lightbridge's software licensing and maintenance revenues consist of revenues attributable to the licensing of Lightbridge's Channel Solutions and Fraud Management software. Lightbridge's Channel Solutions products are designed to assist customers in interfacing with Lightbridge's transaction processing systems as well as to provide other point-of-sale and distribution channel functionality. Lightbridge's Fraud Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. While Lightbridge's software products are licensed as packaged software products, each of these products generally requires insignificant customization and integration with other products and systems to varying degrees. Revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, the fee is fixed and collectibility has been determined. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement.

    Prior to the second quarter of 1998, Lightbridge's consulting services revenues were derived principally from providing consulting for customer acquisition and retention. During the second quarter of 1998, Lightbridge launched Lightbridge Consulting Services, which provides business advisory, customization and integration, deployment, and optimization services in the areas of customer acquisition and retention, fraud prevention and distribution management. Revenues from consulting services are generally recognized as the services are performed, using the percentage-of-completion method, measured by labor hours.

    During the first nine months of 1999, Lightbridge continued its efforts to complete development of in-process technology obtained through Lightbridge's acquisition of Coral Systems, Inc. in November 1997. Lightbridge is continuing to develop a new version of FraudBuster that is expected to contain substantial enhancements in performance, scalability and functionality and is currently scheduled to be released in the fourth quarter of 1999. Lightbridge is also continuing to develop Alias and @Risk, which will be complementary to FraudBuster and will contain new subscription fraud detection tools. These products are scheduled to be deployed in a phased introduction which began in the third quarter of 1999 and which will continue through the first quarter of 2000. If Lightbridge is unsuccessful in completing these projects on schedule, Lightbridge's business, financial condition, results of operations and cash flows could be materially adversely affected.

    Substantially all of Lightbridge's revenues historically have been derived from clients located in the United States, and Lightbridge expects that domestic sales will continue to account for more than 90% of its revenues during 1999.

RESULTS OF OPERATIONS

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -------------------------         -------------------------
                                                         1998             1999             1998             1999
                                                       --------         --------         --------         --------
Revenues:
  Transaction services...............................    68.5%            63.9%            62.8%            67.3%
  Software licensing and maintenance.................    16.0             22.3             22.7             15.8
  Consulting services................................    15.5             13.8             14.5             16.9
                                                        -----            -----            -----            -----
  Total revenues.....................................   100.0            100.0            100.0            100.0
                                                        -----            -----            -----            -----
Cost of revenues:
  Transaction services...............................    37.2             29.6             36.2             32.3
  Software licensing and maintenance.................     7.4              6.9              8.3              5.5
  Consulting services................................     8.3              9.6              8.5              9.3
                                                        -----            -----            -----            -----
  Total cost of revenues.............................    52.9             46.1             53.0             47.1
                                                        -----            -----            -----            -----
Gross profit.........................................    47.1             53.9             47.0             52.9
                                                        -----            -----            -----            -----
Operating expenses:
  Development........................................    14.9             13.9             16.0             13.8
  Sales and marketing................................    10.3              7.1             12.0              8.8
  General and administrative.........................    12.2             13.0             14.4             13.3
  Amortization of goodwill and acquired workforce....     4.8              1.5              5.1              1.6
                                                        -----            -----            -----            -----
  Total operating expenses...........................    42.2             35.5             47.5             37.5
                                                        -----            -----            -----            -----
Income (loss) from operations........................     4.9             18.4             (0.5)            15.4
Other income, net....................................     0.8              0.8              1.3              1.4
                                                        -----            -----            -----            -----
Income before provision for income taxes.............     5.7             19.2              0.8             16.8
Provision for income taxes...........................     4.0              9.4              2.2              8.2
                                                        -----            -----            -----            -----
Net income (loss)....................................     1.7%             9.8%            (1.4)%            8.6%
                                                        =====            =====            =====            =====

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED
     SEPTEMBER 30, 1998

    REVENUES. Revenues increased by 52.6% to $23.8 million in the three months ended September 30, 1999 from $15.6 million in the three months ended
September 30, 1998.

    Transaction revenues increased by 42.5% to $15.2 million in the three months ended September 30, 1999 from $10.7 million in the three months ended
September 30, 1998, while decreasing as a percentage of total revenues to 63.9% from 68.5%. The dollar increase in transaction revenues for the three months ended September 30, 1999 was primarily due to increased volume of qualification and activation transactions processed for carrier clients. Lightbridge believes that its transaction-based activities benefited directly from client promotional activities generally attributable to the current competitive market for wireless services. The decrease in transaction revenues as a percentage of total revenues for the three months ended September 30, 1999 principally resulted from the increase in consulting services and software licensing and maintenance revenues during the period.

    Lightbridge believes that its transaction revenues for the remainder of 1999 and 2000 will not increase at the same rate as they did in 1998. Lightbridge's transaction revenues will continue to reflect in large part the industry's rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will slow in upcoming years and that the rate of subscriber churn will remain fairly constant. The rate of growth in Lightbridge's transaction revenues in 1998 reflected revenues from a number of major PCS carriers that began operating in late 1997 and in 1998; Lightbridge does not expect that revenues from these PCS carriers will continue to increase at the same rate as they did in 1998.

    Software licensing and maintenance revenues increased by 112.6% to $5.3 million in the three months ended September 30, 1999 from $2.5 million in the three months ended September 30, 1998, while increasing as a percentage of total revenues to 22.3% from 16.0%. Both the dollar increase and the increase as a percentage of total revenues in software licensing and maintenance revenues were principally a result of the increase in revenues attributable to Lightbridge's Retail Management System product.

    Lightbridge currently anticipates that its software licensing and maintenance revenues in 1999 will slightly exceed those in 1998 and that these revenues will be modestly higher in 2000 compared to 1999, as Lightbridge continues to integrate its Fraud Management products with its other offerings and to build its international sales capability. See "Overview" above. Actual results for 1999 and 2000 will, however, be subject to a number of uncertainties, some of which are not within Lightbridge's control. In particular, Lightbridge believes that software licensing revenues at least through 2000 will be subject to fluctuation and will be more difficult to anticipate than Lightbridge's other types of revenues, principally due to the relatively large dollar magnitude and relatively long sales cycles of the software licenses. The sales cycles for domestic software licenses generally extend from three to six months and may extend as long as twelve months; sales cycles for software licenses sold to international clients often are longer. The predictability of software licensing revenue is further impeded because Lightbridge's licensed software is a discretionary purchase for most customers. As a result of the foregoing, a small number of licensing transactions may have a significant effect on Lightbridge's software licensing revenues in a quarter.

    Consulting services revenues increased by 35.3% to $3.3 million in the three months ended September 30, 1999 from $2.4 million in the three months ended September 30, 1998, while decreasing as a percentage of total revenues to 13.8% from 15.5%. The dollar increase in consulting services revenues for the three months ended September 30, 1999 was principally due to increased demand for the consulting services offered by Lightbridge. The decrease in consulting services revenue as a percentage of total revenues for the three months ended
September 30, 1999 principally resulted from an increase in transaction services and software licensing revenues for the same period. The consulting business continues to be less concentrated than in 1998, with consulting work being performed on approximately 65 projects for approximately 40 clients during the three months ended September 30, 1999. Lightbridge currently anticipates that its consulting services revenue will be significantly lower in the fourth quarter of 1999 as a result of clients' focus on higher seasonal demand and year 2000 requirements. Consulting services revenues are currently anticipated to grow modestly in 2000 over 1999 levels as Lightbridge continues to standardize its consulting services offerings and to build its consulting capabilities.

    In the year ended December 31, 1998, three customers each accounted for 10% or more of Lightbridge's total revenues. During the quarter ended September 30, 1999 two customers each accounted for 10% or more of total revenues. Lightbridge believes that its relationships with these customers are good and continues to make efforts to diversify its customer base.

    COST OF REVENUES. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the volume of transactions processed, the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through Lightbridge's Teleservices Group and changes in the mix of total revenues among transaction revenues, software licensing and maintenance revenues, and consulting services revenues.

    Transaction cost of revenues increased by 21.6% to $7.1 million in the three months ended September 30, 1999 from $5.8 million in the three months ended September 30, 1998, while decreasing as a percentage of total transaction revenues to 46.4% from 54.3%. The increase in transaction cost of revenues for the three months ended September 30, 1999 resulted principally from increases in transaction volume and costs attributable to expansion of Lightbridge's staff and systems capacity. The decrease in transaction cost of revenues as a percentage of total transaction revenues for the three months ended September 30, 1999 principally resulted from an increase in the number of transactions processed and a change in the mix of transaction services processed compared to the same period of the prior year.

    Software licensing and maintenance cost of revenues increased by 41.9% to $1.6 million in the three months ended September 30, 1999 from $1.2 million in the three months ended September 30, 1998, while decreasing as a percentage of total software licensing and maintenance revenues to 31.0% from 46.4%. The dollar increase in software licensing and maintenance cost of revenues was attributable primarily to the increase in software licensing revenues in the quarter. The decrease in software licensing and maintenance cost of revenues as a percentage of total software licensing and maintenance revenues for the three months ended September 30, 1999 was primarily due to a decrease in amortization expense of acquired technology and an increase in software licensing revenues during the quarter.

    Consulting services cost of revenues increased by 76.3% to $2.3 million in the three months ended September 30, 1999 from $1.3 million in the three months ended September 30, 1998, while increasing as a percentage of total consulting revenues to 69.6% from 53.4%. The dollar increase in consulting services cost of revenues was attributable primarily to the increase in consulting staff due to the expansion of the consulting services group. The increase in consulting services cost of revenues as a percentage of total consulting services revenues for the three months ended September 30, 1999 was principally from lower utilization of consulting resources during the period.

    Lightbridge expects fluctuations in future gross profit may occur primarily due to fluctuations in revenue generated from each of Lightbridge's three revenue components, particularly revenues from software licensing and consulting services.

    DEVELOPMENT. Development expenses include software development costs consisting primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

    Development expenses increased by 42.2% to $3.3 million in the three months ended September 30, 1999 from $2.3 million in the three months ended
September 30, 1998, while decreasing as a percentage of total revenues to 13.9% from 14.9%. The increase in costs for the three months ended September 30, 1999 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts were the development of an enhanced version of its Fraud Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System and development of its Fraud Management software products, Alias and @Risk. The decrease in development expenses as a percentage of total revenues for the three months ended
September 30, 1999 was principally due to total revenues increasing at a greater rate than total development expenses during the same period. Lightbridge expects to continue to increase the dollar amount of its engineering and development efforts in order to continue enhancing its existing products and services, including its Channel Solutions and Fraud Management products and services, as well as to develop new products and services. As a result, Lightbridge expects that its development expenses, as a percentage of total revenues, will be similar during the last three months of 1999 to the first nine months of 1999.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

    Sales and marketing expenses increased by 5.8% to $1.7 million in the three months ended September 30, 1999 from $1.6 million in the three months ended September 30, 1998, while decreasing as a percentage of total revenues to 7.2% from 10.3%. Sales and marketing dollars increased due to the continued investment in sales and marketing efforts, both domestically and internationally, in order to increase penetration of existing accounts and to add new clients and markets. The decrease in sales and marketing expense as a percentage of total revenues for the three months ended September 30, 1999 was principally due to the rate of growth in total revenues during the period. Lightbridge expects to continue to invest in sales and marketing efforts, both domestically and internationally, in order to increase its penetration of existing accounts and to add new clients and markets.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services.

    General and administrative expenses increased by 63.3% to $3.1 million in the three months ended September 30, 1999 from $1.9 million in the three months ended September 30, 1998, while increasing as a percentage of total revenues to 13.0% from 12.1%. Both the dollar increase and the increase as a percentage of revenue were primarily due to increases in general and administrative personnel and fees for professional services. Lightbridge expects that its general and administrative expenses will not significantly change as a percentage of revenue for the remainder of 1999.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired workforce consists of amortization expense of certain acquired intangible assets from the acquisition of Coral Systems, Inc.

    Amortization of goodwill and acquired workforce expense decreased by 53.3% to $348,000 in the three months ended September 30, 1999 from $746,000 in the three months ended September 30, 1998 and also decreased as a percentage of total revenues to 1.5% from 4.8%. Both the dollar decrease and the decrease as a percentage of total revenues were due to a decrease in goodwill amortization expense during the three months ended September 30, 1999 as a result of the goodwill impairment charge recorded in the fourth quarter of 1998.

    OTHER INCOME, NET.  Other income, net in the three months ended
September 30, 1999 consisted predominantly of interest income and expense. Interest expense consists of interest, commitment fees and other similar fees payable with respect to Lightbridge's bank lines of credit, subordinated notes and capital leases. Interest income increased by 76.7% to approximately $181,000 for the three months ended September 30, 1999 from approximately $103,000 in the three months ended September 30, 1998. The increase in interest income was due to an increase in average balance of investments during the three months ended September 30, 1999. Interest expense decreased 58.8% to approximately $29,000 for the three months ended September 30, 1999 from approximately $70,000 in the three months ended September 30, 1998. Interest expense decreased as a result of lower outstanding debt balances during the three months ended September 30, 1999. Interest income for the three months ended September 30, 1999 reflected a tax-adjusted average rate of return of approximately 5.95%.

    PROVISION FOR INCOME TAXES. Lightbridge's effective tax rate was 49.0% and 70.3% for the three months ended September 30, 1999 and 1998, respectively. The relatively high effective tax rate for both years results in part from goodwill and acquired intangible assets attributable to Lightbridge's acquisition of Coral. The amortization of this goodwill and acquired intangible assets is recognized as an expense for accounting purposes, but is not deductible for tax purposes. The substantially higher effective tax rate for the three months ended September 30, 1998 was primarily due to significantly higher amortization expense for goodwill and certain acquired intangible assets during the three months ended September 30, 1998 compared to the three months ended
September 30, 1999. This amortization expense was lower during the three months ended September 30, 1999 due to the write-down of goodwill and certain acquired intangible assets at December 31, 1998. Since the goodwill and acquired intangible assets attributable to the Coral acquisition will continue to be amortized at various rates through the quarter ending December 31, 2002, Lightbridge anticipates that its effective tax rate will continue to be relatively high during that period. The actual effective tax rate for 1999 may vary significantly from Lightbridge's estimates as the result of a number of factors, including any and all factors that cause Lightbridge's actual revenues for those years to vary from Lightbridge's internal estimates.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    REVENUES. Revenues increased by 48.5% to $65.4 million in the nine months ended September 30, 1999 from $44.1 million in the nine months ended
September 30, 1998.

    Transaction revenues increased by 59.2% to $44.0 million in the nine months ended September 30, 1999 from $27.7 million in the nine months ended
September 30, 1998. The increase in transaction revenues for the nine months ended September 30, 1999 was primarily due to increased volume of qualification and activation transactions processed for carrier clients.

    Software licensing and maintenance revenues increased by 3.0% to $10.3 million in the nine months ended September 30, 1999 from $10.0 million in the nine months ended September 30, 1998. The increase in software licensing revenues for the nine months ended September 30, 1999 was principally a result of the increase in revenues attributable to Lightbridge's Retail Management System product.

    Consulting services revenues increased by 73.3% to $11.0 million in the nine months ended September 30, 1999 from $6.4 million in the nine months ended September 30, 1998. The increase in consulting services revenues for the nine months ended September 30, 1999 was principally due to an increased demand for the consulting services offered by Lightbridge.

    COST OF REVENUES. Transaction cost of revenues increased by 32.7% to $21.1 million in the nine months ended September 30, 1999 from $15.9 million in the nine months ended September 30, 1998, while decreasing as a percentage of total transaction revenues to 48.0% from 57.6%. The increase in transaction cost of revenues for the nine months ended September 30, 1999 resulted principally from increases in transaction volume and costs attributable to expansion of Lightbridge's staff and systems capacity. The decrease in transaction cost of revenues as a percentage of total transaction revenues for the nine months ended September 30, 1999 principally resulted from an increase in the number of transactions processed and a change in the mix of transaction services processed compared to the same period in the prior year.

    Software licensing and maintenance cost of revenues decreased by 1.5% to $3.6 million in the nine months ended September 30, 1999 from $3.7 million in the nine months ended September 30, 1998, while decreasing as a percentage of total software licensing and maintenance revenues to 35.0% from 36.6%. The dollar decrease in software licensing and maintenance cost of revenues for the nine months ended September 30, 1999 was primarily due to the decreased amortization expense for certain acquired intangible assets. The decrease in software licensing and maintenance cost of revenues as a percentage of total software licensing and maintenance revenues for the nine months ended
September 30, 1999 principally resulted from a higher percentage of software licensing revenues during that period when compared to the same period in the prior year. The software licensing component of software licensing and maintenance revenues generally has higher margins than the software maintenance component.

    Consulting services cost of revenues increased by 62.4% to $6.1 million in the nine months ended September 30, 1999 from $3.7 million in the nine months ended September 30, 1998, while decreasing as a percentage of total consulting services revenues to 55.1% from 58.8%. The dollar increase in consulting services cost of revenues was primarily due to the increase in consulting staff due to the expansion of the consulting services group. The decrease in consulting services cost of revenues as a percentage of total consulting services revenues for the nine months ended September 30, 1999 principally resulted from the growth in total consulting services revenues as well as a higher utilization of consulting resources during the same period.

    DEVELOPMENT. Development expenses increased by 28.4% to $9.0 million in the nine months ended September 30, 1999 from $7.0 million in the nine months ended September 30, 1998. The increase in costs for the nine months ended
September 30, 1999 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans.

    SALES AND MARKETING. Sales and marketing expenses increased by 8.8% to $5.7 million in the nine months ended September 30, 1999 from $5.3 million in the nine months ended September 30, 1998. The increase for the nine months ended September 30, 1999 was due to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and increased use of marketing programs, including trade shows. This increase was offset in part by the reallocation during the nine months ended September 30, 1998 of certain personnel and related expenses to Lightbridge Consulting Services.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 36.3% to $8.7 million in the nine months ended September 30, 1999 from $6.4 million in the nine months ended September 30, 1998. The increase for the nine months ended September 30, 1999 was primarily due to increases in personnel and fees for professional services.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired workforce expense decreased by 53.3% to $1.0 million in the nine months ended September 30, 1999 from $2.2 million in the nine months ended September 30, 1998. The decrease in amortization of goodwill and acquired workforce was due to the goodwill impairment charge recorded in the fourth quarter of 1998.

    OTHER INCOME, NET.  Other income, net in the nine months ended
September 30, 1999 consisted of interest income and expense and a nonrecurring gain on sale of investments of approximately $415,000. Interest income remained fairly constant at approximately $500,000 for the nine months ended
September 30, 1999 and 1998. Interest expense decreased to $103,000 in the nine months ended September 30, 1999 from $170,000 in the nine months ended
September 30, 1998 due to lower outstanding debt balances during the nine months ended September 30, 1999.

    PROVISION FOR INCOME TAXES. During the nine months ended September 30, 1999, Lightbridge's effective tax rate was 49.0%. During the nine months ended September 30, 1998, Lightbridge recorded tax provisions of $952,000 despite income before provision for income taxes of $334,000, due primarily to the impact of nondeductible amortization.

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of 1999 Lightbridge generated cash flows from operating and financing activities of $14.4 million and $652,000, respectively, and used cash of $5.7 million in investing activities.

    Lightbridge's capital expenditures totalled $2.7 million and $6.3 million, respectively, for the three and nine months ended September 30, 1999 and $3.3 and $5.3 million, respectively, for the three and nine months ended
September 30, 1998. The capital expenditures during these periods consisted of purchases of fixed assets, principally for Lightbridge's services delivery infrastructure and computer equipment for development activities and additional personnel added during these periods. Lightbridge currently estimates that its capital expenditures for the remainder of 1999 will total approximately
$3.5 million to $4.5 million, although the actual amount of those expenditures may vary significantly, depending upon, among other things, the extent to which Lightbridge determines to update the capacity of its data center and to acquire additional computer equipment. Lightbridge leases its facilities and certain equipment under non-cancelable capital and operating lease agreements that expire at various dates through December 2002.

    Lightbridge has a $5.0 million working capital line of credit and a $3.0 million equipment line of credit with a bank. The working capital line of credit is secured by a pledge of Lightbridge's accounts receivable, equipment and intangible assets, and borrowing availability is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit and equipment line of credit bear interest at the bank's prime rate (8.25% at September 30, 1999). The working line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1,250,000 in the aggregate. At September 30, 1999, there were no borrowings outstanding under the working capital line of credit or the equipment line of credit. Lightbridge's agreements with the bank contain covenants that, among other things, prohibit the declaration or payment of dividends and require Lightbridge to maintain certain financial ratios which Lightbridge believes are not restrictive to its business operations. The working capital line of credit expires in June 2000 and the equipment line of credit expires in June 2001.

    Lightbridge considers earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be meaningful given the impact on operating income from non-cash expenses such as depreciation of property and equipment and the amortization of intangible assets. EBITDA and after-tax cash flow should not be considered in isolation from, or as a substitute for, operating income, net income or cash flow and other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles or as a measure of Lightbridges' profitability or liquidity. Although these measures of performance are not calculated in accordance with generally accepted accounting principles, Lightbridge believes they are widely used in the telecommunications industry as a measure of a company's operating performance because they assist in comparing companies on a more consistent basis without regard to depreciation and amortization which can vary significantly depending on accounting methods (particularly when acquisitions are involved). EBITDA increased by 102.2% to $6.6 million in the three months ended September 30, 1999, from $3.3 million in the three months ended September 30, 1998. For the nine months ended
September 30, 1999, EBITDA increased 121.3% to $16.7 million from $7.5 million for the nine months ended September 30, 1998. The increases for the three and nine months ended September 30, 1999 resulted primarily from an increase in operating income.

    As of September 30, 1999, Lightbridge had cash and cash equivalents of $25.8 million and working capital of $32.2 million. Lightbridge believes that the current cash balances and funds available under existing lines of credit, together with cash flows provided by operations, will be sufficient to finance Lightbridge's operations and capital expenditures for at least the next twelve months.

YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY COSTS

    Many companies' currently installed computer systems and software products are coded to accept only two digit year entries in date coded fields, potentially with the incorrect assumption of 1900 as the century. To eliminate date ambiguity, these date coded fields need to accept four digit entries, or utilize a consistent, predictable technique to distinguish twenty-first century dates from twentieth century dates. In addition, four digit year dates must be stored in database or file fields, regardless of the entry of two digit years. As a result, in less than three months, computer systems and software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

    Lightbridge has been actively involved in addressing Year 2000 issues since early 1997. Lightbridge believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates after January 1, 2000 will not materially affect the performance of Lightbridge's software products with respect to date dependent data, or the ability of such products to correctly create, store, process and output information related to such date data. Lightbridge is continuing its testing efforts relating to its software products. There can be no assurance that Lightbridge's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain circumstances, Lightbridge has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of Lightbridge's products with respect to date dependent data or the ability to create, store, process and output information related to such data. If any of Lightbridge's clients experience Year 2000 problems, such clients could assert claims for damages against Lightbridge. Lightbridge's agreements with clients in most cases limit liability to prevent unlimited exposure from such claims.

    Lightbridge has completed an inventory and review of the Year 2000 compliance status of the software and systems considered critical to its service bureau operations and its internal business, and has obtained appropriate assurances of compliance from manufacturers of such software and systems and agreements to modify or replace all non-compliant products. In addition, Lightbridge has converted certain of its software and systems to commercial products that are known to be Year 2000 compliant. Based on the information available to date, Lightbridge believes it has made the necessary modifications to its service bureau systems, back office software and other systems considered critical to Lightbridge's business. Nevertheless, particularly to the extent Lightbridge is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurance that Lightbridge will not experience delays in completing the resolution of such issues. If a key system, or a significant number of systems, were to fail as a result of software products that were not Year 2000 compliant, Lightbridge could incur substantial costs and experience disruption of its business, which could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

    Lightbridge believes that it has completed its Year 2000 procedures with respect to its software products, service bureau systems, and internal business software and systems. Lightbridge has not separately tracked the costs incurred for investigating and remedying issues related to Year 2000 compliance, and all of the costs have been internal. Lightbridge currently estimates that it has spent approximately $600,000 on Year 2000 testing and compliance during 1999. There can be no assurance that Lightbridge resources spent on investigating and remedying Year 2000 issues will not have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows.

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

INFLATION

    Although certain of Lightbridge's expenses increase with general inflation in the economy, inflation has not had a material impact on Lightbridge's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1998, the AICPA released Statement of Position No. 98-9 ("SOP 98-9") "Modification of SOP 97-2 'Software Revenue Recognition' with Respect to Certain Transactions" which Lightbridge adopted January 1, 1999. The adoption of SOP 98-9 did not have a material effect on its consolidated financial position or results of operations of Lightbridge.

ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

    The market risk exposure inherent in Lightbridge's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. Lightbridge is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents and the use of fixed- and variable-rate debt to fund its acquisitions of property and equipment in past years.

    Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to Lightbridge's financial position or results of operations during 1999. The effect of a similar hypothetical change in interest rates on Lightbridge's variable-rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under Lightbridge's credit arrangements.

    For additional information about Lightbridge's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         NO.            DESCRIPTION
---------------------   -----------
        27.1            Financial Data Schedule for the three months ended
                        September 30, 1999

(b) Reports on Form 8-K

    Lightbridge did not file any Current Report on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIGHTBRIDGE, INC.

                                                       By:  /s/ JOSEPH S. TIBBETTS, JR.
                                                            -----------------------------------------
                                                            Joseph S. Tibbetts, Jr.
                                                            Senior Vice President, Finance &
                                                              Administration and Chief Financial
                                                              Officer (Principal Financial and
Date: November 12, 1999                                       Accounting Officer)