Form 10-K405
period 1999-12-31
LIGHTBRIDGE INC
filed 2000-03-23
CIK 1017172

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

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 2000 was $322,022,814, based on a total of 14,551,415 shares held by nonaffiliates and on a closing price of $22.13 as reported on the Nasdaq National Market.

    The number of shares of Common Stock outstanding as of March 15, 2000 was 16,661,984.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Certain portions of such proxy statement are incorporated by reference in
Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I
Item 1.   Business....................................................     3
Item 1A.  Risk Factors................................................    12
Item 2.   Properties..................................................    18
Item 3.   Legal Proceedings...........................................    18
Item 4.   Submission of Matters to a Vote of Security Holders.........    19
Item 4A.  Executive Officers..........................................    19

PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................    21
Item 6.   Selected Financial Data.....................................    22
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    23
Item 7A.  Quantitative and Qualitative Market Risk Disclosures........    32
Item 8.   Financial Statements and Supplementary Data.................    32
Item 9.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................    32

PART III
Item 10.  Directors and Executive Officers of the Registrant..........    33
Item 11.  Executive Compensation......................................    33
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    33
Item 13.  Certain Relationships and Related Transactions..............    33

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    33

SIGNATURES............................................................    36

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

                                     PART I

ITEM 1. BUSINESS

    Lightbridge, Inc. ("Lightbridge") develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition, service provisioning, retention and fraud management processes. Historically, Lightbridge's software-based solutions have been delivered primarily on an outsourcing and service bureau basis, but with the acquisition of Coral Systems, Inc. ("Coral") in November 1997 and the development of Lightbridge Consulting Services, a significant portion of Lightbridge's revenues are now derived from software licensing transactions and consulting services. Lightbridge's transaction-based solutions combine the advantages of distributed access and workflow management, centrally managed client-specified business policies, and links to carrier and third-party systems. While its solutions historically have been delivered primarily to wireless carriers, Lightbridge began providing service to its first wireline client, a competitive local exchange carrier ("CLEC") in 1998. The open architecture underlying Lightbridge's software applications supports the development of flexible, integrated solutions, regardless of the type of wireless or wireline service provided by a client and independent of the client's computing environment. Lightbridge's depth of experience as a provider of these solutions to wireless telecommunications carriers historically, and more recently to carriers offering converged telecommunications services, positions Lightbridge to broaden its offerings to other telecommunications service providers.

    Lightbridge offers on-line, real-time transaction processing and call center services to aid telecommunications carriers in qualifying and activating applicants for service, as well as software-based point-of-sale support services for traditional distribution channels, such as dealers and agents, and emerging distribution channels, such as mass market retail stores and Internet commerce. Lightbridge develops and implements interfaces that integrate its acquisition system with carrier and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. Lightbridge also maintains and has access to databases used to pre-screen applicants for fraud and provides software used to monitor subscriber call activity for fraud. In addition, Lightbridge has a global telecommunications consulting practice that provides clients with two distinct types of services: solution development and deployment consulting and business advisory services.

    Lightbridge was incorporated in Delaware in June 1989 under the name Credit Technologies, Inc. and in November 1994 changed its name to Lightbridge, Inc. In September 1996, Lightbridge organized a wholly owned subsidiary, Lightbridge Security Corporation, as a Massachusetts securities corporation to buy, hold and sell securities. In November 1997, Lightbridge acquired all of the outstanding capital stock of Coral, a Delaware corporation based in Colorado. In
February 1998, Lightbridge organized Lightbridge Technologies Limited in England to serve clients in Europe, the Middle East and Africa. During 1999, Lightbridge organized Lightbridge Tecnologia Ltda. in Brazil to serve clients in South America. During 1999, Lightbridge also maintained an office in Malaysia to serve clients in the Asia Pacific region. Unless the context requires otherwise, references in this Form 10-K to "Lightbridge," the "Company," "We," "Us" and similar terms refer to Lightbridge, Inc. and its subsidiaries.

    ALIAS, FRAUDBUSTER, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PROFILE, and TELESTO are registered trademarks of Lightbridge, and @RISK, ALLEGRO, CUSTOMER ACQUISITION SYSTEM, CREDIT DECISION SYSTEM, FRAUD CENTURION, INSIGHT, POPS, and RETAIL MANAGEMENT SYSTEM are trademarks of Lightbridge. All other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.

BUSINESS SEGMENT DATA

    Information concerning the three distinct segments that we operate in is set forth in "Item 8. Financial Statements and Supplementary Data" on page F-10 of "Notes to Consolidated Financial Statements."

PRODUCTS AND SERVICES

    Telesto, Lightbridge's network of software-based acquisition, retention and fraud solutions permits a telecommunications carrier to select applications and functions to create an integrated, customized solution addressing the carrier's particular needs. Lightbridge's products and services are provided in four broad solutions areas:

GROUP                                                           FUNCTIONS
-----                                  ------------------------------------------------------------

CUSTOMER ACQUISITION SERVICES........  On-line, real-time transaction processing services to aid carriers in qualifying and activating applicants for
                                       service, as well as call center support services to assist carriers in acquiring and activating applicants for service.
                                       Transaction processing services include proprietary
                                       databases and processing modules to evaluate existing
                                       subscribers and detect potential subscription fraud. Call
                                       center support services include qualification and
                                       activation, analyst reviews, telemarketing to existing and new subscribers, back-up and disaster recovery for
                                       acquisition and activation services, and customer care.

FRAUD MANAGEMENT.....................  On-line, real-time inquiries into proprietary and industry databases and processing modules to pre-screen applicants
                                       for potential fraud, as well as software products for
                                       on-going monitoring of subscriber call activity from the
                                       carrier's switch to determine likely fraudulent use.

CHANNEL SOLUTIONS....................  Software products and services to support a variety of distribution channels, including software applications for in-store use, call centers and Internet commerce.

CONSULTING SERVICES..................  Two distinct types of service: 1) Solution Development and
                                       Deployment consulting and 2) Business Advisory Services.
                                       Solution Development and Deployment consulting provides
                                       systems integration, custom software development, project
                                       management and training services. Business Advisory Services provide pure management consulting services. These services are provided in the fields of customer acquisition,
                                       retention and fraud management.

CUSTOMER ACQUISITION SYSTEM

    Lightbridge's Customer Acquisition System ("CAS") includes on-line, real-time transaction processing services for the qualification and activation of applicants for telecommunications service.

    CAS accepts applicant information on-line from a variety of carrier distribution points, such as retail stores. Upon receipt of information, the system begins a series of steps required to determine the applicant's qualification for the carrier's service through inquiry into Lightbridge proprietary databases, such as ProFile, and external sources, such as credit bureaus. The complete applicant file is evaluated by the system and a determination regarding the applicant's creditworthiness is made based on centrally managed client-specified business policies. If an issue is raised regarding qualification of an applicant, the system electronically routes the application to a Lightbridge or carrier credit analyst for review and action. The point-of-sale is then notified when a determination is made. If service is to be activated at that time, the system receives, verifies and translates the information necessary to establish the billing account and activate service, transmitting data to the carrier's billing and activation systems. Throughout the process, Lightbridge's system manages the routing of the application and the flow of information, both within the system and, as necessary, to appropriate individuals for their involvement, all in a secure, controlled environment.

    Introduced in 1989 and enhanced over time, CAS typically enables carriers to qualify applicants and activate service in five to ten minutes while screening for subscriber fraud, thereby assisting the carriers to close sales at the time when the customer is ready to purchase. Although CAS typically requires no human intervention beyond the initial data entry, it permits a carrier to implement policies requiring analyst intervention in carrier-specified situations. When intervention is required, CAS facilitates the on-line handling of exceptions by, among other things, queuing exceptions to manage workflow. CAS includes the following modules, all of which are fully integrated:

    - CREDIT DECISION SYSTEM ("CDS") is an integrated qualification system for carriers to acquire qualified applicants rapidly. Using redundant, high-speed data lines to five major credit bureaus, CDS typically provides consumer and business credit decisions in under 10 seconds, based on automated analysis of credit information using a credit policy specified by the carrier. CDS can be integrated with a carrier's existing customer acquisition and billing systems and can be modified quickly to reflect changes in a carrier's credit policies.

    - INSIGHT is a proprietary database containing information about a carrier's existing accounts and previous applicants. InSight evaluates existing subscribers who apply for additional services on the basis of their payment histories. InSight can decrease costs for carriers by reducing the number of credit bureau inquiries and the number of applications requiring manual review.

    - WORKSTATION offerings present data electronically to the appropriate person for decision or action and then automatically route data to the next step in the process. Workstation offerings are as follows:

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

FRAUD MANAGEMENT

    Lightbridge's fraud solutions include real-time on-line access to proprietary and exclusive databases for pre-activation screening and software for on-going monitoring of subscriber call activity from the switch. Lightbridge's fraud solutions include:

    - FRAUD SENTINEL, a suite of subscription fraud management tools, available separately or together. Lightbridge believes that Fraud Sentinel is the most complete pre-screening tool for detection and prevention of subscription fraud available in the telecommunications industry today. The components of Fraud Sentinel are as follows:

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

       @RISK, a repository for suspect information, enables carriers to access suspect information, discovered from prior fraud investigations, during their pre-screening process.

       INSTANTID, a multifaceted verification tool provided under agreement with RiskWise, L.L.C., highlights verified information and potential data input errors, and alerts carriers to conditions that are often associated with identity theft.

    - FRAUD CENTURION, a suite of back-end fraud management tools, available separately or together, that are designed to detect fraudulent activity on provider networks. The components of Fraud Centurion are:

       FRAUDBUSTER, a fraud management profiling software product. FraudBuster is designed to identify most commonly known types of fraud, such as cloning, subscription, tumbling and cellular theft. FraudBuster collects subscriber account information and analyzes call usage data from telecommunication switches and other commonly accepted data sources to identify fraudulent activity.

       ALIAS, the industry's first subscription fraud profiler that detects suspect account activity. Alias, when used with @Risk in a pre-screening mode, represents the industry's only integrated front-end to back-end solution for combating subscription fraud. When Alias detects a change to the account information or matches against suspect information, an event is generated. Once an event is generated, an evaluation is done to determine whether a fraud investigator should take action. The statistically based scoring logic reduces the number of cases an investigator needs to work.

    Lightbridge's pre-screening fraud solutions are priced on a per inquiry basis. Monitoring solutions are priced on a licensed or outsourced basis, with annual maintenance and additional charges per subscriber. Additional fees may also be charged for consulting, implementation and support requirements of specific clients.

CHANNEL SOLUTIONS

    Lightbridge's Channel Solutions consist of products and services that support a growing range of distribution channels. The components of Channel Solutions include:

    - POPS, a browser-based application typically used in carrier-owned or dealer/agent store locations, features a graphical user interface for Internet or intranet environments that allows even inexperienced sales staff to conduct qualification and activation transactions quickly via a dial-up or network connection to CAS. POPS_XPRESS is a version of POPS requiring no customizations that can be installed quickly in a variety of sales locations.

    - RETAIL MANAGEMENT SYSTEM ("RMS") is a point-of-sale client/server application designed to help telecommunications retailers manage the sale of telecommunications products more efficiently. RMS handles credit screening, transaction and payment processing, service activation, cash drawer management, inventory and purchasing management and management reporting.

    - TELESTO PORTAL, a component-based, thin-client architecture that provides a set of building blocks that can be incorporated into standard browser architecture or third-party applications in order to allow Web-based storefronts to perform credit qualification, fraud screening, and activation functions over an intranet or extranet. In intra-company installations, Telesto Portal aids in solving data sharing issues among various applications and physical locations. The thin-client and open architecture allows sharing and distribution of information more broadly throughout provider organizations. This allows optimizing workflows without additional systems development.

    POPS, RMS and Telesto Portal are licensed to clients and require customization and integration with other products and systems to varying degrees. Pricing of these software products varies with the configurations selected, the number of locations licensed and the degree of customization required.

CONSULTING SERVICES

    Lightbridge Consulting Services is the only global telecommunications practice that delivers full-service consulting for customer acquisition, fraud management and retention. It leverages Lightbridge's in-market expertise and focus in telecommunications to help carriers bring new services to market quickly, expedite the process of obtaining and retaining low-risk subscribers and enhance customer loyalty. Carriers can utilize Lightbridge Consulting Services to supplement their staff with both domain expertise and project-based resources. The worldwide practice supports Lightbridge clients in the Asia Pacific region, Europe, Latin America and North America.

    Lightbridge Consulting Services capitalizes on Lightbridge's existing expertise with multiple carriers, across multiple geographic regions to provide clients with two distinct types of service: 1) Solution Development and Deployment consulting, and 2) Business Advisory Services. Solution Development and Deployment consulting provides systems integration, custom software development, project management and training services. Business Advisory Services provide pure management consulting services that leverage best practices in telecommunications and allied industries.

    Lightbridge charges for consulting services on a per diem basis and also undertakes smaller consulting projects on a fixed-fee basis.

TECHNOLOGY

    Lightbridge's development efforts have created a proprietary multi-layered software architecture that facilitates the development of application products. This design conforms to the three standard tiers of presentation (front-ends), business logic and database services, each independent of the others. The architecture supports the development of Lightbridge's core products and provides a discrete platform that enables the rapid creation of client-specific requirements. In addition, the architecture is open in terms of its ability to interface with third-party systems, as well as with Lightbridge and third-party Web-based front-ends. Lightbridge can therefore offer its clients the ability to use and enhance legacy systems and third-party systems (such as billing systems) while implementing the market-oriented products offered by Lightbridge.

    At the most fundamental layer of its architecture, Lightbridge has written a common, independent library of code that provides a foundation for reusability and, equally important, independence from hardware platforms and operating systems. The common library currently supports Windows NT, Unix and OpenVMS. The Lightbridge products are portable and able to run on the most suitable hardware platform for the computing needs.

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

CLIENTS

    Lightbridge historically has provided its products and services to wireless carriers in the United States. In 1998, Lightbridge began to market its products and services to a broader range of telecommunications carriers operating around the world.

    Revenues attributable to Lightbridge's 10 largest clients accounted for approximately 66%, 66% and 77% of Lightbridge's total revenues in the years ended December 31, 1997, 1998 and 1999, respectively. During the years ended December 31, 1997, 1998 and 1999, one, three and two of Lightbridge's clients accounted for more than 10% of Lightbridge's total revenues, representing an aggregate of 29%, 42% and 51% of total revenues in those years, respectively. AT&T Wireless Services, Inc. accounted for 29%, 17% and 18% of Lightbridge's total revenues for each of the years ended December 31, 1997, 1998 and 1999, respectively. Sprint Spectrum L.P. accounted for 15% and 33% of Lightbridge's total revenues for each of the years ended December 31, 1998 and 1999, respectively. Nextel Finance Company accounted for 10% of Lightbridge's total revenues for the year ended December 31, 1998.

    Lightbridge's agreements with its clients set forth the terms on which Lightbridge will provide products and services for the clients, but do not always require the clients to purchase any particular type or quantity of Lightbridge's products or services or to pay any minimum amount for products or services. Lightbridge has agreements with AT&T Wireless and Sprint Spectrum for the provision of credit decision services. The initial terms of these agreements expired on December 31, 1999, and each agreement was extended for an additional one-year term. The agreements with AT&T Wireless and Sprint Spectrum do not require the purchase of any particular type or quantity of Lightbridge's products or services, although they do contain provisions requiring payment of minimum amounts.

SALES AND MARKETING

    Lightbridge's sales strategy is to establish, maintain and foster long-term relationships with its clients. Lightbridge's sales and client services activities are led by "relationship teams," each of which includes a senior management team sponsor. Lightbridge employs a team approach to selling in order to develop a consultative relationship with existing and prospective clients. In addition to the relationship teams, Lightbridge's sales approach includes direct sales staff with expertise in particular solutions and sales through channel partners, particularly internationally. Lightbridge has expanded its sales and marketing group by hiring additional staff experienced in the telecommunications industry.

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

ENGINEERING, RESEARCH AND DEVELOPMENT

    Lightbridge believes that its future success will depend in part on its ability to continue to enhance its existing product and service offerings and to develop new products and services to allow carriers to respond to changing market requirements. Lightbridge's research and development activities consist of both long-term efforts to develop and enhance products and services and short-term projects to make modifications to respond to immediate client needs. In addition to internal research and development efforts, Lightbridge intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. Lightbridge spent approximately $6.1 million, $9.6 million and $12.7 million on engineering, research and development in the years ended December 31, 1997, 1998 and 1999, respectively.

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

GOVERNMENT REGULATION

    The FCC, under the terms of the Communications Act of 1934, regulates interstate communications and use of the radio spectrum. Although Lightbridge is not required to and does not hold any licenses or other authorizations issued by the FCC, the telecommunications carriers that constitute Lightbridge's clients are regulated at both the federal and state levels. Federal and state regulation may decrease the growth of the telecommunications industry, affect the development of the PCS or other wireless markets, limit the number of potential clients for Lightbridge's services, impede Lightbridge's ability to offer competitive services to the telecommunications market, or otherwise have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. The Telecommunications Act of 1996, which in large measure deregulated the telecommunications industry, has caused, and is likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants and the introduction of bundled wireless and wireline services. Those changes could in turn subject Lightbridge to increased pricing pressures, decrease the demand for Lightbridge's products and services, increase Lightbridge's cost of doing business or otherwise have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. The telecommunications industry outside the United States is also subject to government regulation which could have an increasing impact on Lightbridge if it is successful in increasing its penetration of international markets. See "Item 1A. Risk Factors--The Telecommunications Industry is Subject To Government Regulation and Legal Uncertainties."

PROPRIETARY RIGHTS

    Lightbridge's success is dependent upon proprietary technology. Lightbridge has traditionally relied on a combination of copyrights, the law of trademarks, trade secrets and employee and third-party non-disclosure agreements to establish and protect its rights in its software products and proprietary technology. Lightbridge protects the source code versions of its products as trade secrets and as unpublished copyrighted works, and has internal policies and systems designed to limit access to and require the confidential treatment of its trade secrets. Lightbridge operates its CDS software on an outsourcing basis for its clients. In the case of its Channel Solutions and Fraud Management products, Lightbridge provides the software either on an outsourcing basis or under license agreements that grant clients the right to use, but contain various provisions intended to protect Lightbridge's ownership of and the confidentiality of the underlying copyrights and technology. Lightbridge requires its employees and other parties with access to its confidential information to execute agreements prohibiting unauthorized use or disclosure of Lightbridge's technology. In addition, all of Lightbridge's employees are required as a condition of employment to enter into non-competition and confidentiality agreements with Lightbridge.

    Lightbridge currently has three issued U.S. patents and two applications pending in the U.S. Patent and Trademark Office, two issued foreign patents and eight applications pending for foreign patents. There can be no assurance that any of such pending patent applications will result in the issuance of any patents, or that Lightbridge's current patent or any future patents will provide meaningful protection to Lightbridge.

    There can be no assurance that the steps taken by Lightbridge to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. It may be possible for unauthorized parties to copy certain portions of Lightbridge's products or reverse engineer or obtain and use information that Lightbridge regards as proprietary. Existing copyright and trade secret laws and patents issued to Lightbridge offer only limited protection. Lightbridge's non-competition agreements with its employees may be enforceable only to a limited extent, if at all. In addition, the laws of some foreign countries do not protect Lightbridge's proprietary rights to the same extent as do the laws of the United States. Lightbridge has been and may be required from time to time to enter into source code escrow agreements with certain clients and distributors, providing for release of source code in the event Lightbridge breaches its support and maintenance obligations, files for bankruptcy or ceases to continue doing business.

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

EMPLOYEES

    As of March 22, 2000, Lightbridge had a total of 530 employees, of which 459 were full-time and 71 were part-time or seasonal. The number of personnel employed by Lightbridge varies seasonally. None of Lightbridge's employees is represented by a labor union, and Lightbridge believes that its employee relations are good.

    The future success of Lightbridge will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, particularly for sales and marketing personnel, software developers and service consultants.

ITEM 1A. RISK FACTORS

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CLIENTS

    Because we derive most of our revenues from a limited number of clients, our business could be harmed if our relationship with any significant client terminates or changes. Our 10 largest clients accounted for approximately 66%, 66% and 77% of our total revenues in 1997, 1998 and 1999. During 1997, 1998 and 1999, one, three and two of our clients, respectively, accounted for more than 10% of our total revenues. These greater-than-10% clients represented a total of 29%, 42% and 51% of our total revenues in those years. In particular, AT&T Wireless Services, Inc. accounted for 29%, 17% and 18% of our total revenues in 1997, 1998 and 1999, respectively, and Sprint Spectrum L.P. accounted for 15% and 33% of our total revenues in 1998 and 1999, respectively. Nextel Finance Company accounted for 10% of Lightbridge's total revenues for the year ended December 31, 1998.

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

    - integrate our current and future products; and

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

WE MUST RESPOND TO CHANGING BUSINESS REQUIREMENTS

    Our operations have expanded rapidly in recent years. This expansion has created significant demands on our executive, operational, development and financial personnel and other resources. Future growth in our business, if achieved either domestically or internationally, may further strain our management, financial and other resources. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to continue to improve our operational and financial control and reporting systems.

WE FACE SIGNIFICANT COMPETITION FOR A LIMITED SUPPLY OF QUALIFIED SOFTWARE
  ENGINEERS AND CONSULTANTS

    Our business depends on the services of skilled software engineers who can develop, maintain and enhance our products and consultants who can undertake complex client projects. In general, only highly qualified, highly educated personnel have the training and skills necessary to perform these tasks successfully. In order to maintain the competitiveness of our products and to meet client requirements, we need to attract, motivate and retain a significant number of software engineers and consultants. Qualified personnel such as these are in short supply and we face significant competition for these employees, from not only our competitors but also clients and other enterprises. Other employers may offer software engineers and consultants significantly greater compensation and benefits or more attractive career paths or geographic locations than we are able to offer. Any failure on our part to hire, train and retain a sufficient number of qualified personnel would seriously damage our business.

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

OUR REVENUES ARE CONCENTRATED IN THE DOMESTIC WIRELESS TELECOMMUNICATIONS
  INDUSTRY

    We derive almost all of our revenues from United States-based companies in the wireless telecommunications industry, principally cellular and PCS carriers. While we are seeking to expand our client base to other types of telecommunications providers, both domestically and internationally, we expect that U.S. wireless telecommunications companies will continue to account for a substantial majority of our revenues for the foreseeable future. Although the wireless industry has experienced significant growth in recent years, we believe that the growth rate of the domestic wireless industry may begin to slow as the industry matures. As a result, our success depends on a number of factors:

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

OUR BUSINESS COULD REQUIRE ADDITIONAL FINANCING

    It is possible that we will not maintain profitability on either a quarterly or annual basis in the future or that we will need to raise funds through public or private financings. Further expansion of our business, including the acquisition of additional computer and network equipment, the development of new or enhanced products and services and the international expansion of our business will require us to make significant capital expenditures. If our available cash resources prove to be insufficient, due to unanticipated expenses, revenue shortfalls or otherwise, we may need to seek additional financing or curtail our expansion activities. If we obtain equity financing or finance an acquisition with equity securities, our existing stockholders may experience dilution in their investments. It is possible that, if we need additional financing, we will not be able to obtain it on acceptable terms, or at all.

WE FACE COMPETITION FROM A BROAD AND INCREASING RANGE OF VENDORS

    The market for products and services provided to telecommunications carriers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in the telecommunications carrier services industry, which will result in the entrance of new competitors in the future. We face potential competition from several primary sources:

    - software vendors that provide one or more customer acquisition, retention or fraud detection solutions, including GTE Corporation's TSI division, Systems/Link, Magnum Software Systems, Onyx Software and SLP Infoware;

    - telecommunications equipment vendors that market software-based solutions to complement their hardware offerings, such as Compaq, Ericsson and Northern Telecom;

    - service providers that offer customer acquisition, retention or fraud detection services in connection with other services, including Equifax, LHS Group and Amdocs;

    - information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer; and

    - consulting firms that may offer competitive services or the ability to develop customized solutions for customer acquisition, retention or fraud detection, such as American Management, Andersen Consulting, CAP Gemini and Deloitte & Touche.

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

    In addition to our own systems, we rely on certain equipment, software, systems and services from third parties that are also subject to risks, including risks of system failure or inadequacy. For example, in order to provide our credit verification service, we need access to third-party credit information databases. Similarly, delivery of our activation services often requires the availability and performance of third-party billing systems. If, for any reason, we were unable to access any such databases or billing systems, our ability to process credit verification transactions could be impaired. In addition, our business is materially dependent on service provided by various local and long distance telecommunications providers. A significant increase in the cost of telecommunications services that we cannot recover through an increase in the price of our services, or any significant interruption in telecommunications services, could seriously harm our business.

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

OUR INTERNATIONAL EXPANSION STRATEGY INVOLVES RISKS

    As part of our business strategy, we are seeking opportunities to expand our offerings into international markets. As the United States wireless market matures, we believe that expansion into international markets is important to our ability to continue to grow and to market our products and services. We have opened offices in England, Brazil and Malaysia, but to date we have limited experience in marketing and distributing our products and services internationally. Expanding our sales efforts outside the United States will require significant management attention and financial resources. In addition, our international expansion strategy is subject to risks, including:

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

ITEM 2. PROPERTIES

    In March 1997, the Company entered into a seven-year lease for approximately 46,000 square feet in Burlington, Massachusetts. This lease was amended in October 1997 and in July 1999 to include an additional 11,000 and 8,000 square feet, respectively, at the same location. This lease, as amended, for the Burlington facility expires in 2004. In August 1997, the Company relocated its headquarters from Waltham, Massachusetts to the Burlington facility, and it currently subleases a portion of its 39,000-square foot facility in Waltham. The Company's teleservices group is located in a 16,000-square foot leased facility, also in Waltham, Massachusetts. The leases for both Waltham facilities expire between 2001 and 2003. In addition, Lightbridge's Colorado operations are located in a 30,000 square foot leased facility in Broomfield, Colorado. The lease on the Broomfield premises will expire in 2003. In October 1999, the Company entered into a five year lease for approximately 16,000 square feet of additional space in Broomfield, Colorado. This additional space is occupied by a portion of the TeleServices Group located in Colorado.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the quarter ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS

    The executive officers and directors of the Company and their ages as of March 15, 2000 are as follows:

NAME                                        AGE                   POSITION
----                                        ---  ------------------------------------------
Pamela D.A. Reeve.........................  50   President, Chief Executive Officer and
                                                 Director
Brian P. Connolly.........................  50   Senior Vice President, Sales and Marketing
Michael A. Perfit.........................  44   Senior Vice President of Technology
Richard H. Antell.........................  51   Vice President, Software Development
Douglas E. Blackwell......................  43   Vice President, Service Delivery
Carla J. Marcinowski......................  42   Vice President, Consulting Services
Torrence C. Harder(1).....................  56   Director
D. Quinn Mills(2).........................  58   Director
Debora Wilson(1)(2).......................  42   Director

------------------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

    Pamela D.A. Reeve has served as the President of the Company since
November 1989, as Chief Executive Officer of the Company since September 1993 and as a director of the Company since November 1989. From November 1989 to September 1993, Ms. Reeve also served as Chief Operating Officer of the Company. Prior to joining the Company, Ms. Reeve was employed by The Boston Consulting Group. Ms. Reeve served as President of the Massachusetts Software Council from January 1996 to January 1998. She currently serves as a director of WebLink Wireless, Inc., a provider of wireless messaging services, and Natural MicroSystems Corp., a provider of hardware and software technology for developers of high-value telecommunications solutions.

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

    Debora J. Wilson has served as a director of Lightbridge since May 1998. Ms. Wilson is currently President and Chief Executive Officer of weather.com, a position she has held since September 1999. From August 1994 to September 1999, Ms. Wilson held senior level positions at The Weather Channel, including Senior Vice President--New Media, Executive Vice President and General Manager and President--U.S. Products and Distribution. Prior to August 1994, Ms. Wilson was employed at Bell Atlantic, and held various Product Development, Marketing and Operations positions.

    The Board of Directors is divided into three classes. One class of directors is elected each year at the annual meeting of stockholders for a term of office expiring after three years. Ms. Wilson serves in the class whose term expires in 2000; Dr. Mills serves in the class whose term expires in 2001; and Mr. Harder and Ms. Reeve serve in the class whose term expires in 2002. Each director will serve until the expiration of his or her term and thereafter until his or her successor is duly elected and qualified.

    The Board of Directors has appointed a Compensation Committee, which provides recommendations concerning salaries and incentive compensation for employees of and consultants to the Company, and an Audit Committee, which reviews the scope and results of the audit and other services provided by the Company's independent auditors.

    Non-employee directors of the Company receive cash compensation for their services. Under the Company's 1998 Non-Qualified Stock Option Plan, non-employee directors of the Company are eligible to receive automatic formula grants of nonqualified options.

    Executive officers of the Company are elected annually by the Board of Directors and serve at its discretion or until their successors are duly elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Shares of the Company's Common Stock, $.01 par value per share, are quoted on the Nasdaq National Market under the symbol "LTBG." The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of the Common Stock on the Nasdaq National Market, as reported in published financial sources:

                                                                HIGH       LOW
                                                              --------   --------

1998
First Quarter...............................................   $20.25     $10.00
Second Quarter..............................................   $19.25     $ 8.41
Third Quarter...............................................   $ 9.25     $ 3.38
Fourth Quarter..............................................   $ 6.22     $ 3.13

1999
First Quarter...............................................   $ 7.25     $ 4.63
Second Quarter..............................................   $12.56     $ 4.75
Third Quarter...............................................   $19.88     $11.88
Fourth Quarter..............................................   $33.25     $15.38

    As of March 15, 2000, there were 198 holders of record of common stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

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

                                                            THREE
                                                 YEAR       MONTHS
                                                ENDED       ENDED               YEARS ENDED DEC. 31,
                                              SEPT. 30,    DEC. 31,   -----------------------------------------
                                                 1995        1995     1996(1)      1997       1998       1999
                                              ----------   --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues...................................     $19,350     $6,512    $29,545    $40,549    $63,352    $89,716
Cost of revenues...........................      12,607      3,484     15,986     19,428     33,108     42,876
                                                -------     ------    -------    -------    -------    -------
Gross profit...............................       6,743      3,028     13,559     21,121     30,244     46,840
                                                -------     ------    -------    -------    -------    -------
Operating expenses:
  Development costs........................       3,864      1,145      4,380      6,072      9,596     12,659
  Sales and marketing......................       1,902        795      3,673      6,041      6,857      7,481
  General and administrative...............       2,584        701      2,769      4,731      8,490     10,878
  Amortization of goodwill and acquired
    workforce..............................          --         --         --        497      2,982      1,342
  Intangible asset impairment..............          --         --         --         --      7,385         --
  Purchased in-process research and
    development............................          --         --         --      4,000         --         --
                                                -------     ------    -------    -------    -------    -------
Total operating expenses...................       8,350      2,641     10,822     21,341     35,310     32,360
                                                -------     ------    -------    -------    -------    -------
Income (loss) from operations..............      (1,607)       387      2,737       (220)    (5,066)    14,480
Other income (expense)(2)..................        (826)      (313)      (305)       949        682      1,233
                                                -------     ------    -------    -------    -------    -------
Income (loss) before income taxes..........      (2,433)        74      2,432        729     (4,384)    15,713
Provision for income taxes.................          --          2        160        892      2,513      5,568
                                                -------     ------    -------    -------    -------    -------
Net income (loss)..........................      (2,433)        72      2,272    $  (163)   $(6,897)   $10,145
                                                                                 =======    =======    =======
Accretion of preferred stock dividends.....        (182)       (46)      (137)
                                                -------     ------    -------
Net income (loss) available for common
  stock....................................     $(2,615)    $   26    $ 2,135
                                                =======     ======    =======
Basic earnings (loss) per common share.....     $ (0.40)    $ 0.00    $  0.33    $ (0.01)   $ (0.44)   $  0.62
                                                =======     ======    =======    =======    =======    =======
Diluted earnings (loss) per common share...     $ (0.40)    $ 0.00    $  0.17    $ (0.01)   $ (0.44)   $  0.56
                                                =======     ======    =======    =======    =======    =======

                                                                              DECEMBER 31,
                                         SEPTEMBER 30,    ----------------------------------------------------
                                              1995          1995       1996       1997       1998       1999
                                         --------------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..............     $    539      $     58   $27,901    $15,716    $16,437    $ 35,478
Working capital (deficiency)...........     $ (3,280)     $ (1,967)  $30,457    $21,186    $24,519    $ 36,771
Total assets...........................     $ 10,214      $ 11,055   $41,766    $63,565    $57,777    $ 75,857
Long-term obligations, less current
  portion..............................     $  3,796      $  4,515   $ 2,221    $ 2,221    $ 1,181    $  1,102
Redeemable convertible preferred
  stock................................     $  3,131      $  3,177   $    --    $    --    $    --    $     --
Stockholders' equity (deficit).........     $ (3,564)     $ (3,522)  $33,599    $50,716    $44,447    $ 57,292

------------------------

(1) Lightbridge changed its fiscal year end from September 30 to December 31, effective with the fiscal years ending December 31, 1996.

(2) Consists principally of interest expense for the years ended September 30, 1995 and December 31, 1996 and for the three months ended December 31, 1995. Consists principally of interest income for the years ended December 31, 1997 and 1998. For the year ended December 31, 1999, consists principally of interest income and a nonrecurring gain of approximately $415,000 on the sale of an investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Lightbridge develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition, retention and fraud prevention processes.

    Lightbridge's total revenues increased by 363.6% from $19.4 million in fiscal 1995 to $89.7 million in fiscal 1999. This revenue increase was driven primarily by increases in volume of wireless customer qualification and activation transactions processed for wireless carrier clients and in the utilization of the Company's products and services by carriers. The Company's revenues consist of transaction revenues, software licensing and maintenance, and consulting revenues. Transaction revenues account for a majority of the Company's revenues. Software licensing and maintenance revenues and consulting revenues have increased during recent periods, primarily as a result of increased consulting services associated with linking wireless carrier legacy and third-party systems to the Company's systems and the initial licensing of certain software products. Software licensing and maintenance and consulting revenues, which together represented no more than 6.0% of total revenues in fiscal 1995, increased to an aggregate of 7.0%, 25.0%, 33.7% 34.2% and 29.4% of total revenues in the three months ended December 31, 1995 and fiscal 1996, 1997, 1998 and 1999, respectively. There can be no assurance that the Company's software products or its consulting services will achieve market acceptance or that the mix of the Company's revenues will remain constant.

    Lightbridge's transaction services revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers. Over time, the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. The Company's clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers utilizing the Company's services in attracting subscribers and the markets served by the Company's clients. Transaction services revenues are recognized in the period in which the services are performed.

    The Company's software licensing and maintenance revenues consist of revenues attributable to the licensing of the Company's Channel Solutions and Fraud Management software. Lightbridge's Channel Solutions products are designed to assist customers in interfacing with the Company's transaction processing systems as well as to perform other point-of-sale and channel functionality. The Company's Fraud Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. While the Company's software products are licensed as packaged software products, each of these products generally requires insignificant customization and integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement.

    The Company's consulting services revenues historically have been derived principally from providing consulting for customer acquisition and retention. During the second quarter of 1998, the Company launched Lightbridge Consulting Services, which provides Solution Development and Deployment consulting and Business Advisory Services in the areas of customer acquisition, retention and fraud management. Revenues from consulting services are generally recognized as the services are performed, using the percentage-of-completion method, measured by labor hours.

    In November 1997, the Company acquired all of the outstanding stock of Coral in exchange for 892,053 shares of the Company's common stock. The Company also assumed the obligations under Coral's outstanding stock options and warrants. The acquisition was accounted for as a purchase and, accordingly, the results of Coral are included with those of the Company from the date of acquisition.

    During 1999, Lightbridge continued its efforts to complete development of in-process technology obtained through the acquisition of Coral. Lightbridge is continuing to develop a new version of FraudBuster that is expected to contain substantial enhancements in performance, scalability and functionality and is currently scheduled to be released in the second quarter of 2000. Lightbridge is also continuing to develop Alias and @Risk, which will be complimentary to FraudBuster and will contain new subscription fraud detection tools. These products are being deployed in a phased introduction that began in the third quarter of 1999 and is expected to continue through the second quarter of 2000. If the Company is unsuccessful in completing these projects, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

    During fiscal 1997, 1998 and 1999, one, three and two of the Company's clients, respectively, accounted for more than 10% of the Company's total revenues. Revenues from the one client in fiscal 1997 aggregated 29% of total revenues. Revenues from the three clients in fiscal 1998 aggregated 17%, 15% and 10% of total revenues. Revenues from the two clients in fiscal 1999 aggregated 18% and 33% of total revenues. See "Item 1A. Risk Factors--Our Business Depends on a Limited Number of Clients."

    Substantially all of the Company's revenues historically have been derived from clients located in the United States, and the Company expects that domestic sales will continue to account for a substantial portion of its revenues in 2000.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                              YEAR           YEAR           YEAR
                                                             ENDED          ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1997           1998           1999
                                                          ------------   ------------   ------------
Revenues:
  Transaction...........................................       66.3%          65.8%          70.6%
  Software licensing and maintenance....................       15.6           18.8           14.9
  Consulting services...................................       18.1           15.4           14.5
                                                              -----          -----          -----
                                                              100.0          100.0          100.0
                                                              -----          -----          -----
Cost of revenues:
  Transaction...........................................       38.3           36.8           33.7
  Software licensing and maintenance....................        5.0            7.2            5.6
  Consulting services...................................        4.6            8.3            8.5
                                                              -----          -----          -----
                                                               47.9           52.3           47.8
                                                              -----          -----          -----
Gross profit............................................       52.1           47.7           52.2
                                                              -----          -----          -----
Operating expenses:
  Development costs.....................................       15.0           15.1           14.1
  Sales and marketing...................................       14.9           10.8            8.3
  General and administrative............................       11.7           13.4           12.1
  Amortization of goodwill and acquired workforce.......        1.2            4.7            1.5
  Intangible asset impairment...........................         --           11.7             --
  Purchased in-process research and development.........        9.8             --             --
                                                              -----          -----          -----
    Total operating expenses............................       52.6           55.7           36.0
                                                              -----          -----          -----
Income (loss) from operations...........................       (0.5)          (8.0)          16.2
Other income (expense), net.............................        2.3            1.1            1.4
                                                              -----          -----          -----
Income (loss) before income taxes.......................        1.8           (6.9)          17.6
Provision for income taxes..............................        2.2            4.0            6.2
                                                              -----          -----          -----
Net income (loss).......................................       (0.4)%        (10.9)%         11.4%
                                                              =====          =====          =====

    YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    REVENUES. Revenues increased by 41.6% to $89.7 million in the year ended December 31, 1999 from $63.4 million in the year ended December 31, 1998.

    Transaction revenues increased by 52.0% to $63.3 million in the year ended December 31, 1999 from $41.7 million in the year ended December 31, 1998, while increasing as a percentage of total revenues to 70.6% from 65.8%. The increase in transaction revenues for the year ended December 31, 1999 was primarily due to increased volume of qualification and activation transactions processed for carrier clients.

    The Company believes that its transaction revenues in 2000 will not increase at the same rate as they did in 1999. The Company's transaction revenues will continue to reflect in large part the industry's rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will slow in upcoming years and that the rate of subscriber churn will remain fairly constant.

    Software licensing and maintenance revenues increased by 11.7% to $13.3 million in the year ended December 31, 1999 from $11.9 million in the year ended December 31, 1998, while decreasing as a percentage of total revenues to 14.9% from 18.8%. The increase in software licensing and maintenance revenues for the year ended December 31, 1999 was principally a result of the increase in revenues attributable to Lightbridge's Retail Management System product.

    The Company currently anticipates that its software licensing and maintenance revenues in 2000 will increase modestly over those in 1999, as the Company continues to integrate its Fraud Management products with its other offerings and to build its international sales capability. Actual results for 2000 will, however, be subject to a number of uncertainties, some of which are not within the Company's control. In particular, the Company believes that software licensing revenues at least through 2000 will be subject to fluctuation and will be more difficult to anticipate than the Company's other types of revenues, principally due to the relatively long sales cycles and relatively large dollar size of its software licenses. The sales cycles for domestic software licenses generally extend from three to six months and may extend as long as twelve months; sales cycles for software licenses sold to international clients often are longer. The predictability of software licensing revenues is further impeded because the Company's licensed software is a discretionary purchase for most customers. As a result of the foregoing, a small number of licensing transactions may have a significant effect on the Company's software licensing revenues in a quarter.

    Consulting services revenues increased by 34.0% to $13.1 million in the year ended December 31, 1999 from $9.7 million in the year ended December 31, 1998, while decreasing as a percentage of total revenues to 14.5% from 15.4%. The increase in consulting services revenues for the year ended December 31, 1999 was principally due to increased demand for the consulting services, principally custom software development and systems integration offered by the Company. The consulting business was less concentrated in 1999 than 1998, with consulting work being performed for fifty-eight clients during the year ended December 31, 1999. Lightbridge currently anticipates that its consulting services revenue will grow modestly in 2000 over 1999 levels as Lightbridge continues to standardize its consulting services offerings and to build its consulting capabilities.

    COST OF REVENUES. Cost of revenues consists primarily of personnel costs, costs of purchasing and maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the volume of transactions processed, in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's TeleServices Group and changes in the mix of total revenues among transaction revenues, software licensing revenues and consulting services revenues.

    Transaction cost of revenues increased by 29.9% to $30.3 million in the year ended December 31, 1999 from $23.3 million in the year ended December 31, 1998, while decreasing as a percentage of total transaction revenues to 47.8% from 55.9%. The increase in transaction cost of revenues for the year ended December 31, 1999 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in transaction cost of revenues as a percentage of total transaction revenues for the year ended December 31, 1999 principally resulted from an increase in the number of transactions processed and a change in the mix of transaction services processed compared to the same period of the prior year.

    Software licensing and maintenance cost of revenues increased by 9.9% to $5.0 million in the year ended December 31, 1999 from $4.6 million in the year ended December 31, 1998, while decreasing as a percentage of total software licensing and maintenance revenues to 37.8% from 38.4%. The dollar increase in software licensing and maintenance cost of revenues for the year ended
December 31, 1999 was primarily due to the additional costs associated with the increase in software licensing and maintenance revenues during the year. The decrease in software licensing and maintenance cost of revenues as a percentage of total software licensing and maintenance cost of revenues for the year ended December 31, 1999 principally resulted from a decrease in amortization expense of acquired technology offset in part by the increase in costs associated with the increase in software licensing revenues during the year. The software licensing component of software licensing and maintenance revenues generally has higher margins than the software maintenance component.

    Consulting services cost of revenues increased by 45.1% to $7.6 million in the year ended December 31, 1999 from $5.2 million in the year ended
December 31, 1998, while increasing as a percentage of total consulting services revenues to 58.1% from 53.6%. The dollar increase in consulting services cost of revenues was attributable primarily to the increase in consulting staff due to the expansion of the consulting services group. The increase in consulting services cost of revenues as a percentage of total consulting revenues for the year ended December 31, 1999 was principally due to the lower utilization of consulting resources as compared to the prior year.

    The Company expects fluctuations in gross profit may occur primarily due to fluctuations in revenue generated from the Company's three revenue components, particularly revenues from software licensing and consulting services.

    DEVELOPMENT COSTS. Development expenses include software development costs consisting primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

    Development expenses increased by 31.9% to $12.7 million in the year ended December 31, 1999 from $9.6 million in the year ended December 31, 1998, while decreasing as a percentage of total revenues to 14.1% from 15.1%. The increase in costs for the year ended December 31, 1999 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts were the development of an enhanced version of its Fraud Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System and development of its Fraud Management software products, Alias and @Risk. Lightbridge expects to continue to increase the dollar amount of its engineering and development efforts in order to continue enhancing its existing products and services, including its Channel Solutions and Fraud Management products and services, as well as to develop new products and services. As a result, Lightbridge expects that its development expenses, as a percentage of total revenues, for 2000 will be higher than in 1999.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

    Sales and marketing expenses increased by 9.1% to $7.5 million in the year ended December 31, 1999 from $6.9 million in the year ended December 31, 1998, while decreasing as a percentage of total revenue to 8.3% from 10.8%. The increase for the year ended December 31, 1999 was due to the continued investment in sales and marketing efforts, both domestically and internationally, in order to increase penetration of existing accounts and to add new clients and markets. The Company expects to continue to invest in sales and marketing efforts, both domestically and internationally, in order to increase its penetration of existing accounts and to add new clients and markets.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services.

    General and administrative expenses increased by 28.1% to $10.9 million in the year ended December 31, 1999 from $8.5 million in the year ended
December 31, 1998, while decreasing as a percentage of total revenue to 12.1% from 13.4%. The increase for the year ended December 31, 1999 was primarily due to increases in general and administrative personnel and fees for professional services. The Company expects that its general and administrative costs will not materially change during the year ending December 31, 2000.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired workforce consists of amortization expense of certain acquired intangible assets from the acquisition of Coral.

    Amortization of goodwill and acquired workforce expense decreased by 55.0% to $1.3 million in the year ended December 31, 1999 from $3.0 million in the year ended December 31, 1998 and also decreased as a percentage of total revenues to 1.5% from 4.7%. Both the dollar decrease and the decrease as a percentage of total revenues were the result of the goodwill impairment charge recorded in the fourth quarter of 1998. During the fourth quarter of 1999, Lightbridge wrote off the remainder of the net goodwill balance and a portion of the acquired workforce asset to reflect the return of a portion of the shares escrowed at the time of the Coral acquisition in November 1997 in settlement of claims made by Lightbridge. As a result, Lightbridge expects that acquired workforce amortization expense will be approximately $0.6 million in 2000.

    INTANGIBLE ASSET IMPAIRMENT. During the year ended December 31, 1998, Lightbridge expensed approximately $7.4 million of intangible assets recorded in connection with the acquisition of Coral. No such impairment charge to earnings was recorded in the year ended December 31, 1999.

    OTHER INCOME, NET. Other income, net for the year ended December 31, 1999 consisted predominantly of interest income and expense and a nonrecurring gain on sale of investments of approximately $0.4 million. Interest expense consists of interest, commitment fees and other similar fees payable with respect to the Company's bank lines of credit, subordinated notes and capital leases. Interest expense decreased to $0.1 million in the year ended December 31, 1999 from $0.2 million in the year ended December 31, 1998 due to lower outstanding debt balances during the year ended December 31, 1999. Interest income increased to $0.7 million in the year ended December 31, 1999 from $0.6 million in the year ended December 31, 1998 as a result of higher average cash balances during the year.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 35.4% and 57.3% for the years ended December 31, 1999 and 1998, respectively. The relatively high effective tax rate for 1998 resulted from the amortization of goodwill related to the Company's acquisition of Coral, which is recognized as an expense for accounting purposes, but is not deductible for tax purposes. Lightbridge anticipates that its effective tax rate will be lower in the future and estimates that its effective tax rate for the year ending December 31, 2000 will be approximately 40%. The actual effective tax rate for 2000 may vary significantly from the Company's estimates as the result of a number of factors, including any and all factors that cause the Company's actual pretax book income for those years to vary from the Company's internal estimates. The Company has net operating loss carryforwards for federal income tax purposes which were acquired with Coral. These net operating loss carryforwards are limited in use and therefore a valuation allowance was established against a portion of the deferred tax assets as their full realization is not assured.

    YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    REVENUES. Revenues increased by 56.2% to $63.4 million in the year ended December 31, 1998 from $40.5 million in the year ended December 31, 1997.

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

    Software licensing and maintenance revenues increased by 88.4% to $11.9 million in the year ended December 31, 1998 from $6.3 million in the year ended December 31, 1997, while increasing as a percentage of total revenues to 18.8% from 15.6%. Both the dollar increase and the increase as a percentage of total revenues in software licensing and maintenance revenues for the year ended December 31, 1998 were principally a result of the increase in revenues attributable to the Company's Channel Solutions and Fraud Management products and services.

    Consulting services revenues increased by 32.8% to $9.7 million in the year ended December 31, 1998 from $7.3 million in the year ended December 31, 1997, while decreasing as a percentage of total revenues to 15.4% from 18.1%. The dollar increase in consulting services revenues for the year ended December 31, 1998 was principally due to increased demand for the consulting services offered by the Company. The decrease in consulting services revenue as a percentage of total revenues for the year ended December 31, 1998 principally resulted from a greater increase in software licensing and maintenance revenues than consulting services revenues for the same period. Lightbridge's consulting business became less concentrated in 1998, with consulting work being performed for more than 35 clients during the year ended December 31, 1998.

    COST OF REVENUES. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's TeleServices Group and changes in the mix of total revenues among transaction revenues, software licensing and maintenance revenues and consulting services revenues.

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

    Software licensing and maintenance cost of revenues increased by 125.3% to $4.6 million in the year ended December 31, 1998 from $2.0 million in the year ended December 31, 1997, while increasing as a percentage of total revenues to 7.2% from 5.0%. Both the dollar increase and the increase as a percentage of total revenues in software licensing and maintenance cost of revenues for the year ended December 31, 1998 were primarily due to the increased cost of revenues for Fraud Management products.

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

    DEVELOPMENT COSTS. Development expenses increased by 58.0% to $9.6 million in the year ended December 31, 1998 from $6.1 million in the year ended
December 31, 1997. The increase in costs for the year ended December 31, 1998 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans in connection with the development and deployment of enhanced versions of its Fraud Management software product, FraudBuster.

    SALES AND MARKETING. Sales and marketing expenses increased by 13.5% to $6.9 million in the year ended December 31, 1998 from $6.0 million in the year ended December 31, 1997. The increase for the year ended December 31, 1998 was due principally to the addition of direct sales and product marketing personnel, increased commissions resulting from the higher level of revenues and an increase in marketing programs. This increase was offset in part by the reallocation of certain personnel to Lightbridge Consulting Services as well as the allocation of certain related expenses to consulting services cost of revenues.

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

    OTHER INCOME, NET. Other income, net in the year ended December 31, 1998 consisted predominantly of interest income and expense. Interest expense decreased to $0.2 million in the year ended December 31, 1998 from $0.4 million in the year ended December 31, 1997 as a result of lower outstanding debt balances. Interest income decreased to $0.6 million in the year ended
December 31, 1998 from $1.2 million in the year ended December 31, 1997 as a result of lower average cash balances during the year.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 57.3% and 122.4% for the years ended December 31, 1998 and 1997, respectively. The relatively high effective tax rate for 1998 and 1997 resulted from goodwill attributable to the Company's acquisition of Coral, which is recognized as an expense for accounting purposes, but is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to its initial public offering, the Company funded its operations primarily through private placements of equity and debt securities, cash generated from operations, bank borrowings and equipment financings. In
October 1996, the Company consummated an initial public offering in which the proceeds to the Company, net of underwriters' discount and associated costs, were approximately $27.1 million. These proceeds were used to repay certain debt obligations of the Company, to repurchase certain shares of the common stock of the Company and to fund working capital and other general corporate purposes. During 1999, the Company funded its operations primarily through cash flows from operations.

    The Company has a $5.0 million working capital line of credit and a $3.0 million equipment line of credit with a bank. The lines of credit are secured by all of the Company's assets. Borrowing availability on the working capital line of credit is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit and equipment line of credit bear interest at the bank's prime rate (8.5% at December 31, 1999). The working line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1,250,000 in the aggregate. At December 31, 1999, there were no borrowings outstanding under the working capital line of credit or the equipment line of credit. Borrowing availability at December 31, 1999 was $4.0 million and $3.0 million for the working capital line of credit and equipment line of credit, respectively. The Company's agreements with the bank contain covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in June 2000 and the equipment line of credit expires in June 2001.

    The Company's capital expenditures totaled $10.4 million and $6.9 million, respectively, for the years ended December 31, 1999 and 1998. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure and computer equipment for development activities. Capital expenditures during the year ended December 31, 1998 also included leasehold improvements and other costs attributable to the relocation of Coral's facilities to Broomfield, Colorado. The Company currently estimates that its capital expenditures for 2000 will total approximately $12.0 million to $14.0 million, although the actual amount of those expenditures may vary significantly, depending upon, among other things, the extent to which the Company determines to update the capacity of its data center and to acquire additional computer equipment. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through December 2005.

    Lightbridge considers earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be meaningful given the impact on operating income from non-cash expenses such as depreciation of property and equipment and the amortization of intangible assets. EBITDA and after-tax cash flow should not be considered in isolation from, or as a substitute for, operating income, net income or cash flow and other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles or as a measure of Lightbridge's profitability or liquidity. Although these measures of performance are not calculated in accordance with generally accepted accounting principles, Lightbridge believes they are widely used in the telecommunications industry as a measure of a company's operating performance because they assist in comparing companies on a more consistent basis without regard to depreciation and amortization which can vary significantly depending on accounting methods (particularly when acquisitions are involved). EBITDA increased by 83.0% to $24.1 million in the year ended December 31, 1999 from $13.2 million in the year ended December 31, 1998. The increase for the year ended December 31, 1999 resulted primarily from an increase in operating income.

    As of December 31, 1999, the Company had cash and cash equivalents of $35.5 million and working capital of $36.8 million. The Company believes that the current cash balances and funds available under existing lines of credit will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY COSTS

    Lightbridge has designed its software to be Year 2000 compliant, and to date Lightbridge has experienced only minor Year 2000 problems related to these products. The majority of the computer software and hardware Lightbridge currently uses in its own internal operations did not require replacement or modification as a result of any Year 2000 problems experienced.

    Lightbridge believes that its significant vendors and service providers are Year 2000 compliant and has not, to date, been made aware that any of its significant vendors or service providers have suffered Year 2000 disruptions in their systems.

    Accordingly, Lightbridge does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems. Lightbridge spent approximately $0.6 million on Year 2000 testing and compliance during the year ended December 31, 1999.

INFLATION

    Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes standards applicable to the manner in which Lightbridge accounts for derivative instruments in its annual financial statements commencing with the quarter beginning after June 15, 2000. The Company has not yet determined the effect that adoption will have on its consolidated financial statements.

    In December 1998, the AICPA released Statement of Position No. 98-9,
("SOP 98-9") "Modification of SOP 97-2, "Software Revenue Recognition, "with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple elements arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company has not yet determined the effect that adoption will have on its consolidated financial statements.

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

    Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been signifcant to the Company's financial position or results of operations during 1999. The effect of a similar hypothetical change in interest rates on the Company's variable-rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    Certain of the information concerning the Directors of the Company required under this item is contained in "Item 4A. Executive Officers," and the remainder of such information is incorporated herein by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2000.

EXECUTIVE OFFICERS

    Certain of the information concerning the executive officers of the Company required under this item is contained in "Item 4A. Executive Officers," and the remainder of such information is incorporated herein by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    Information under the heading "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2000 is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information under the heading "Share Ownership of Principal Stockholders and Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2000 is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information under the heading "Certain Relationships and Other Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2000 is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

(1)  Financial Statements
     Independent Auditors' Report................................  F-1
     Consolidated Balance Sheets as of December 31, 1998 and       F-2
       1999......................................................
     Consolidated Statements of Operations for the years ended     F-3
       December 31, 1997, 1998 and 1999..........................
     Consolidated Statements of Stockholders' Equity for the       F-4
       years ended December 31, 1997, 1998 and 1999..............
     Consolidated Statements of Cash Flows for the years ended     F-5
       December 31, 1997, 1998 and 1999..........................
     Notes to Consolidated Financial Statements..................  F-6
(2)  Consolidated financial statement schedules
     All schedules have been omitted because the required
       information either is not applicable or is shown in the
       financial statements or notes thereto.

    (3) Exhibits

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
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

     10.12* Office Lease dated September 30, 1994, as amended, between the Company and Hobbs Brook Office Park

     10.13***           Office Lease dated March 5, 1997, between the Company and
                        Sumitomo Life Realty (N.Y.), Inc.

     10.14****          First and Second Amendments dated July 22, 1997 and October
                        6, 1997, respectively, to the Office Lease included as Item
                        10.15

     10.15+             Office Building Lease, dated March 12, 1998, between 8900
                        Grantline Road Investors and the Company

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
     10.16++++          1998 Non-Statutory Stock Option Plan

     10.17^             Loan Modification Agreement dated June 28, 1999; amending
                        the Amended and Restated Credit Agreement included as Item
                        10.4

     10.18              Third and Fourth Amendments dated March 15, 1999 and July
                        16, 1999, respectively, to the office lease included as Item
                        10.13

     10.19              Office Lease dated October 4, 1999, between the Company and
                        New Alliance Properties, Inc.

     10.20              First Amendment dated September 20, 1999 to the Office Lease included as Item 10.12

     23.1               Independent Auditors' Consent--Deloitte & Touche LLP

     27.1               Financial Data Schedule for fiscal year ended December 31,
                        1999

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

^ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(b) Reports on Form 8-K filed in the fourth quarter of 1999

    No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the twenty-third day of March, 2000.

                                                       LIGHTBRIDGE, INC.

                                                       By:            /s/ PAMELA D.A. REEVE
                                                            -----------------------------------------
                                                              President and Chief Executive Officer

    Each person whose signature appears below hereby appoints Pamela D.A. Reeve and Joseph A. Pignato, and each of them severally, acting alone and without the other, his or her true and lawful attorney-in-fact with the authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary or advisable to enable Lightbridge, Inc., to comply with the rules, regulations, and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the twenty-third day of March, 2000.


                                                       President, Chief Executive
                                                         Officer and Director
                /s/ PAMELA D.A. REEVE                    (Principal Executive,
     -------------------------------------------         Financial and Accounting
                                                         Officer)

               /s/ TORRENCE C. HARDER                  Director
     -------------------------------------------

                 /s/ D. QUINN MILLS                    Director
     -------------------------------------------

                /s/ DEBORA J. WILSON                   Director
     -------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lightbridge, Inc.
Burlington, Massachusetts

    We have audited the accompanying consolidated balance sheets of Lightbridge, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lightbridge, Inc. and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 25, 2000

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $16,436,995   $35,477,909
  Accounts receivable, net..................................   18,803,230    16,785,873
  Accounts receivable from related parties..................       28,732            --
  Deferred tax assets, net..................................      335,348       843,582
  Other current assets......................................    1,063,848     1,126,811
                                                              -----------   -----------
    Total current assets....................................   36,668,153    54,234,175
Property and equipment, net.................................   13,454,070    17,367,173
Notes receivable from related parties.......................       67,113        20,329
Deferred tax assets, net....................................      453,038     1,719,885
Other assets, net...........................................      425,542        99,524
Goodwill, net...............................................    2,145,313            --
Acquired intangible assets, net.............................    4,024,811     2,347,217
Other intangible assets, net................................      539,239        68,427
                                                              -----------   -----------
        Total assets........................................  $57,777,279   $75,856,730
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of subordinated
    notes payable...........................................  $   652,770   $   500,000
  Current portion of obligations under capital leases.......       44,440            --
  Accounts payable..........................................    5,774,975     7,392,201
  Accrued compensation......................................    1,648,459     4,227,637
  Other accrued liabilities.................................    2,401,414     2,262,495
  Deferred revenues.........................................    1,460,636     2,914,155
  Other current liabilities.................................      166,876       166,876
                                                              -----------   -----------
    Total current liabilities...............................   12,149,570    17,463,364
Subordinated notes payable..................................      655,484       191,109
Other long-term liabilities.................................      525,124       910,463
                                                              -----------   -----------
    Total liabilities.......................................   13,330,178    18,564,936
                                                              -----------   -----------
Commitments and contingencies (Note 5)
Stockholders' equity:
  Preferred stock; $0.01 par value, 5,000,000 shares
    authorized; no shares issued or outstanding at December
    31, 1998 and 1999.......................................           --            --
  Common stock, $.01 par value; 60,000,000 shares
    authorized; 16,841,823 and 17,510,661 shares issued;
    16,014,531 and 16,618,756 shares outstanding at December
    31, 1998 and 1999, respectively.........................      168,417       175,105
  Additional paid-in capital................................   54,285,766    58,297,842
  Warrants..................................................      598,875       398,875
  Retained earnings (accumulated deficit)...................   (8,980,994)    1,164,355
                                                              -----------   -----------
    Total...................................................   46,072,064    60,036,177
  Less treasury stock; 827,292 and 891,905 shares at cost at
    December 31, 1998 and 1999, respectively................   (1,624,963)   (2,744,383)
                                                              -----------   -----------
    Total stockholders' equity..............................   44,447,101    57,291,794
                                                              -----------   -----------
        Total liabilities and stockholders' equity..........  $57,777,279   $75,856,730
                                                              ===========   ===========

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1997          1998          1999
                                                        -----------   -----------   -----------
Revenues:
  Transaction.........................................  $26,881,516   $41,683,290   $63,340,868
  Software licensing and maintenance..................    6,331,769    11,927,082    13,323,659
  Consulting services.................................    7,336,037     9,741,124    13,051,620
                                                        -----------   -----------   -----------
    Total revenues....................................   40,549,322    63,351,496    89,716,147
                                                        -----------   -----------   -----------
Cost of revenues:
  Transaction.........................................   15,535,143    23,300,910    30,259,147
  Software licensing and maintenance..................    2,034,453     4,583,494     5,038,489
  Consulting services.................................    1,858,039     5,223,259     7,578,744
                                                        -----------   -----------   -----------
Total cost of revenues................................   19,427,635    33,107,663    42,876,380
                                                        -----------   -----------   -----------
Gross profit..........................................   21,121,687    30,243,833    46,839,767
                                                        -----------   -----------   -----------
Operating expenses:
  Development costs...................................    6,072,468     9,596,423    12,659,258
  Sales and marketing.................................    6,040,846     6,856,522     7,481,415
  General and administrative..........................    4,731,763     8,489,862    10,877,131
  Amortization of goodwill and acquired workforce.....      497,038     2,982,228     1,342,080
  Intangible asset impairment.........................           --     7,384,506            --
  Purchased in-process research and development.......    4,000,000            --            --
                                                        -----------   -----------   -----------
Total operating expenses..............................   21,342,115    35,309,541    32,359,884
                                                        -----------   -----------   -----------
Income (loss) from operations.........................     (220,428)   (5,065,708)   14,479,883
                                                        -----------   -----------   -----------
Other income (expense):
  Interest income:
    Related parties...................................       18,675         6,945         2,763
    Other.............................................    1,163,775       638,834       728,150
  Interest expense:
    Related parties...................................      (18,984)           --            --
    Other.............................................     (351,763)     (241,594)     (129,588)
  Other non-operating income (expense)................      137,756       277,573       632,141
                                                        -----------   -----------   -----------
Total other income (expense)..........................      949,459       681,758     1,233,466
                                                        -----------   -----------   -----------
Income (loss) before provision for income taxes.......      729,031    (4,383,950)   15,713,349
Provision for income taxes............................      892,000     2,513,000     5,568,000
                                                        -----------   -----------   -----------
Net income (loss).....................................  $  (162,969)  $(6,896,950)  $10,145,349
                                                        ===========   ===========   ===========
  Basic earnings (loss) per share (Note 10)...........  $     (0.01)  $     (0.44)  $      0.62
                                                        ===========   ===========   ===========
  Diluted earnings (loss) per share (Note 10).........  $     (0.01)  $     (0.44)  $      0.56
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         RETAINED
                                      COMMON STOCK                                       EARNINGS         TREASURY STOCK
                                  ---------------------     ADDITIONAL                 (ACCUMULATED   ----------------------
                                    SHARES      AMOUNT    PAID-IN CAPITAL   WARRANTS     DEFICIT)      SHARES      AMOUNT
                                  ----------   --------   ---------------   --------   ------------   --------   -----------
Balance, January 1, 1997........  15,369,697   $153,698     $36,296,969     $605,125   $(1,921,075)   801,148    $(1,536,074)
Issuance of common stock for
  cash..........................     193,704      1,935         266,904           --            --         --             --
Issuance of common stock for
  technology acquisition........      25,000        250         312,250           --            --         --             --
Repurchase of common stock from
  related parties...............          --         --              --           --            --     26,144        (88,889)
Exercise of common stock
  warrants......................      12,500        125          31,125       (6,250)           --         --             --
Issuance of common stock for
  acquisition...................     892,053      8,921      16,511,057           --            --         --             --
Tax benefit from disqualifying
  dispositions of incentive
  stock options and
  non-qualified stock options...          --         --         242,686           --            --         --             --
Net loss........................          --         --              --           --      (162,969)        --             --
                                  ----------   --------     -----------     --------   -----------    -------    -----------
Balance, December 31, 1997......  16,492,954    164,929      53,660,991      598,875    (2,084,044)   827,292     (1,624,963)
Issuance of common stock for
  cash..........................      18,573        185         143,872           --            --         --             --
Exercise of common stock
  options.......................     330,296      3,303         312,903           --            --         --             --
Tax benefit from disqualifying
  dispositions of incentive
  stock options and
  non-qualified stock options...          --         --         168,000           --            --         --             --
Net loss........................          --         --              --           --    (6,896,950)        --             --
                                  ----------   --------     -----------     --------   -----------    -------    -----------
Balance, December 31, 1998......  16,841,823    168,417      54,285,766      598,875    (8,980,994)   827,292     (1,624,963)
Issuance of common stock for
  cash..........................      38,886        388         181,309           --            --         --             --
Exercise of common stock
  options.......................     417,452      4,175       2,120,996           --            --         --             --
Exercise of common stock
  warrants (Note 4).............     212,500      2,125         622,771     (200,000)           --         --             --
Return of escrowed shares.......          --         --              --           --            --     64,613     (1,119,420)
Tax benefit from disqualifying
  dispositions of incentive
  stock options and
  non-qualified stock options...          --         --       1,087,000           --            --         --             --
Net income......................          --         --              --           --    10,145,349         --             --
                                  ----------   --------     -----------     --------   -----------    -------    -----------
Balance, December 31, 1999......  17,510,661   $175,105     $58,297,842     $398,875   $ 1,164,355    891,905    $(2,744,383)
                                  ==========   ========     ===========     ========   ===========    =======    ===========


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                  -------------
Balance, January 1, 1997........   $33,598,643
Issuance of common stock for
  cash..........................       268,839
Issuance of common stock for
  technology acquisition........       312,500
Repurchase of common stock from
  related parties...............       (88,889)
Exercise of common stock
  warrants......................        25,000
Issuance of common stock for
  acquisition...................    16,519,978
Tax benefit from disqualifying
  dispositions of incentive
  stock options and
  non-qualified stock options...       242,686
Net loss........................      (162,969)
                                   -----------
Balance, December 31, 1997......    50,715,788
Issuance of common stock for
  cash..........................       144,057
Exercise of common stock
  options.......................       316,206
Tax benefit from disqualifying
  dispositions of incentive
  stock options and
  non-qualified stock options...       168,000
Net loss........................    (6,896,950)
                                   -----------
Balance, December 31, 1998......    44,447,101
Issuance of common stock for
  cash..........................       181,697
Exercise of common stock
  options.......................     2,125,171
Exercise of common stock
  warrants (Note 4).............       424,896
Return of escrowed shares.......    (1,119,420)
Tax benefit from disqualifying
  dispositions of incentive
  stock options and
  non-qualified stock options...     1,087,000
Net income......................    10,145,349
                                   -----------
Balance, December 31, 1999......   $57,291,794
                                   ===========

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997          1998          1999
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  (162,969)  $(6,896,950)  $10,145,349
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities (net of effect
  of acquisition):
  Purchased in-process research and development.............    4,000,000            --            --
  Asset impairment..........................................           --     7,384,506            --
  Deferred income taxes.....................................     (695,000)     (266,390)   (1,775,537)
  Depreciation and amortization.............................    5,595,151    10,597,194     9,033,071
  (Gain) loss on disposal of equipment......................      (43,007)       18,978            --
  Gain on sale of investment................................           --            --      (414,725)
Changes in assets and liabilities:
  Accounts receivable.......................................   (4,727,562)   (5,618,910)    2,046,089
  Other assets..............................................     (751,258)    1,331,809        88,620
  Accounts payable and accrued liabilities..................       99,814     1,998,165     4,767,942
  Other liabilities.........................................       79,452      (177,833)      385,339
  Deferred revenues.........................................   (1,545,582)     (197,770)    1,453,519
                                                              -----------   -----------   -----------
    Net cash provided by operating activities...............    1,849,039     8,172,799    25,729,667
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................  (10,388,992)   (6,928,692)  (10,386,118)
Capitalization of software development costs................     (963,499)     (155,092)           --
Proceeds from sale of equipment.............................      245,996            --            --
Sales of investments........................................    2,069,323            --       550,378
Purchase of investments.....................................   (2,069,323)           --            --
Notes receivable--to related parties........................      (87,000)           --            --
Repayments of notes receivable--related parties.............       14,083        61,014        25,328
Cost associated with the acquisition of Coral, net of cash
  received of $332,750......................................     (443,504)           --            --
                                                              -----------   -----------   -----------
    Net cash used in investing activities...................  (11,622,916)   (7,022,770)   (9,810,412)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement of leasehold improvements.....................      254,410            --            --
Payments on notes payable...................................   (1,270,028)     (930,205)     (402,769)
Payments under capital lease obligations....................   (1,578,107)     (294,818)      (44,440)
Proceeds from issuance of common stock......................      268,839       628,263     2,306,868
Disqualifying dispositions..................................      242,686       168,000     1,087,000
Stock issuance expenditures.................................     (353,999)           --            --
Proceeds from exercise of warrants..........................       25,000            --       175,000
                                                              -----------   -----------   -----------
    Net cash provided by (used in) financing activities.....   (2,411,199)     (428,760)    3,121,659
                                                              -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........  (12,185,076)      721,269    19,040,914
Cash and cash equivalents, beginning of year................   27,900,802    15,715,726    16,436,995
                                                              -----------   -----------   -----------
Cash and cash equivalents, end of year......................  $15,715,726   $16,436,995   $35,477,909
                                                              ===========   ===========   ===========
Cash paid for interest......................................  $   353,990   $   232,239   $   138,943
                                                              ===========   ===========   ===========
Cash paid for income taxes..................................  $ 1,778,026   $   641,703   $ 8,273,670
                                                              ===========   ===========   ===========

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND RECENT ACQUISITIONS

    BUSINESS--Lightbridge, Inc. (formerly Credit Technologies, Inc.) (the "Company") was incorporated in June 1989 under the laws of the state of Delaware. Effective November 1, 1994, the Company changed its name to Lightbridge, Inc. The Company develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition, retention and fraud prevention processes.

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

    REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK--The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and certain hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for wireless telecommunications carriers are recognized in the period when services are performed. The Company's software license agreements have typically provided for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions. The Company has entered into license agreements that provide for either a one-time license fee or a monthly license fee with no additional fees based on incremental subscriber growth.

    Prior to 1998, revenue from software license sales was recognized upon shipment of the product. To the extent that insignificant obligations remained after delivery, costs associated with those obligations were accrued at the time that revenue was recognized. Effective January 1, 1998, the Company adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). Since that

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) date, revenue from software license sales continued to be recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined; to the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from consulting and training services is recognized as those services are rendered. Hardware is sold in conjunction with software licenses only when required by the customer and such revenue is deferred until the related license revenue is recognized.

    Substantially all of the Company's customers are providers of wireless telecommunications service and are generally granted credit without collateral. The Company's revenues vary throughout the year with the period of highest revenue generally occurring during the period October 1 through December 31. The allowance for doubtful accounts at December 31, 1997, 1998 and 1999 was approximately $219,000, $496,000 and $1,200,000, respectively. The Company recorded bad debt expense of $151,000, $793,000 and $980,000 and had write-offs, net of recoveries associated with accounts receivable of $0, $516,000 and $276,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    Customers exceeding 10% of the Company's revenues during the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                                   PERCENT OF REVENUE
                                                             ------------------------------
                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
CUSTOMER                                                     1997       1998       1999
-----------------------------------------------------------  --------   --------   --------
A..........................................................     29%        17%        18%
B..........................................................      *         15         33
C..........................................................      *         10          *
                                                                --         --         --
                                                                29%        42%        51%
                                                                ==         ==         ==

------------------------

* For years in which a customer represented less than 10% of revenues, such customer's percent of revenue for that year is not presented.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EXPORT SALES--The Company had export sales to the following countries during fiscal 1997, 1998 and 1999:

                                              1997         1998         1999
                                           ----------   ----------   ----------
Brazil...................................  $       --   $  149,200   $1,135,400
Canada...................................   1,301,000           --      505,100
Chile....................................      30,000      452,100      471,500
Malaysia.................................          --      676,900      123,200
Netherlands..............................      84,900      243,100      522,600
Philippines..............................          --      156,600       42,000
Bolivia..................................          --           --        7,700
Thailand.................................          --           --       49,000
Taiwan...................................     257,000      757,500      129,000
United Kingdom...........................     410,000       25,300      205,700
                                           ----------   ----------   ----------
Total....................................  $2,082,900   $2,460,700   $3,191,200
                                           ==========   ==========   ==========

    ACQUIRED INTANGIBLE ASSETS--Acquired intangible assets, primarily related to the Coral acquisition, consist of acquired existing technology and workforce. These assets are being amortized on a straight-line basis over their estimated useful lives, ranging from five months to five years. Acquired intangible assets are recorded net of accumulated amortization of approximately $3,088,000 and $4,556,000 at December 31, 1998 and 1999, respectively.

    GOODWILL--Goodwill, representing the excess of the purchase price of the acquisition of Coral over the fair value of the net assets acquired, was being amortized on a straight-line basis over five years. Goodwill is recorded net of accumulated amortization of $2,507,000 and $3,033,000 at December 31, 1998 and 1999, respectively. During the fourth quarter of 1999, Lightbridge wrote off the remainder of the net goodwill balance and a portion of the acquired workforce asset to reflect the return of a portion of the shares escrowed at the time of the Coral acquisition in November 1997. As a result, Lightbridge expects that acquired workforce amortization expense will be approximately $600,000 in 2000.

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

    DEVELOPMENT COSTS--Development costs, which consist of research and development of new products and services, are expensed as incurred, except for software development costs. Software development costs are capitalized after establishment of technological feasibility which the Company defines as the point that a "working model" of the software application has achieved all design specifications and is available for "beta testing."

    During the year ended December 31, 1998, the Company capitalized approximately $155,000 of software development costs associated with the development of three new products, including the costs of purchasing certain technology. Amortization is provided proportionately to anticipated revenues or over

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the specific release's estimated life, generally two years. The unamortized balance of capitalized software development costs was approximately $540,000 and $69,000 at December 31, 1998 and 1999, respectively. Accumulated amortization was approximately $1,875,000 and $2,346,000 at December 31, 1998 and 1999, respectively.

    SUPPLEMENTAL CASH FLOW INFORMATION--The Company entered into the following noncash transactions:

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 1997        1998         1999
                                                              -----------    ------    ----------
Stock issued for the acquisition of the technology for a
  point-of-sale software product............................  $   312,500    $   --    $       --
                                                              ===========    ======    ==========
Reduction of goodwill due to return of shares from and
  settlement of Coral escrow arrangements...................  $        --    $   --    $1,119,420
                                                              ===========    ======    ==========
Stock issued and options and warrants assumed in connection
  with the acquisition of Coral Systems, Inc. (1)...........  $16,873,977    $   --    $       --
                                                              ===========    ======    ==========
Application of note to exercise warrants (See Note 4).......  $        --    $   --    $  250,000
                                                              ===========    ======    ==========

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

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    COMPREHENSIVE INCOME--The Company currently has no items of comprehensive income other than net income (loss).

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION--Based upon the way management and the Board of Directors monitor the operations, the Company operates in three distinct segments including the transaction business, the software license and maintenance business, and the consulting business. Within these three segments, performance is measured based on gross profit realized from each segment. Information about costs and expenses other than costs of revenues and assets and cash flows is not reported by segment. Information about revenues and cost of revenues of each segment is shown separately on the statement of operations. Amortization expense of acquired intangible assets related to the Coral acquisition recorded in software licensing and maintenance cost of revenues for the years ended December 31, 1997, 1998 and 1999 was approximately $550,000, $1,566,000 and $621,000, respectively. There are no transactions between segments.

    RECENT ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133"). SFAS No. 133 establishes standards applicable to the manner in which the Company accounts for derivative instruments in its annual financial statements commencing with the quarter beginning after June 15, 2000. The Company has not yet determined the effect that adoption will have on its consolidated financial statements.

    The Company has adopted Statement of Position No. 98-9 ("SOP 98-9") "Modification of SOP 97-2," Software Revenue Recognition," with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for my means of long-term contract accounting, (d) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15,1999. Retroactive application is prohibited. The Company does not expect the adoption of SOP 98-9 to have a material effect on the consolidated financial position or results of operations.

    RECLASSIFICATIONS--Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform with the 1999 presentation.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

                                                                 1998           1999
                                                              -----------   ------------
Furniture and fixtures......................................  $ 1,327,251   $  1,806,314
Leasehold improvements......................................    5,466,177      6,868,756
Computer equipment..........................................   12,187,777     19,296,817
Computer software and equipment and furniture and fixtures
  under capital leases......................................      310,575             --
Computer software...........................................    3,467,298      5,173,306
                                                              -----------   ------------
                                                               22,759,078     33,145,193
Less accumulated depreciation and amortization..............   (9,305,008)   (15,778,020)
                                                              -----------   ------------
Property and equipment--net.................................  $13,454,070   $ 17,367,173
                                                              ===========   ============

    Accumulated amortization of computer software and equipment and furniture and fixtures under capital leases was $265,454 at December 31, 1998.

4. NOTES PAYABLE

    Notes payable consisted of the following at December 31:

                                                                 1998           1999
                                                              -----------   ------------
        Equipment line borrowings...........................  $   152,770   $         --
        8% subordinated notes...............................    1,155,484        691,109
                                                              -----------   ------------
        Total...............................................    1,308,254        691,109
        Less current portion................................     (652,770)      (500,000)
                                                              -----------   ------------
        Long-term portion...................................  $   655,484   $    191,109
                                                              ===========   ============

    LINES OF CREDIT--The Company has a $5,000,000 working capital line of credit and a $3,000,000 equipment line of credit with a bank. The lines of credit are collateralized by all of the Company's assets. Borrowing availability on the working capital line is based upon the amount of qualifying accounts receivable. Advances under the lines of credit bear interest at the bank's prime rate (8.5% at December 31, 1999). The working capital line of credit expires in June 2000 and the equipment line of credit expires in June 2001.

    The working capital line of credit also provides for issuance of letters of credit of up to $1,250,000. Letters of credit reduce availability under the line. At December 31, 1998 and 1999, there were no borrowings outstanding under the working capital line of credit and approximately $153,000 and $0, respectively, of loans were outstanding under the equipment line of credit. The entire amount outstanding under the equipment line of credit at December 31, 1998 was paid in 1999. At December 31, 1999, the Company had an outstanding letter of credit in the amount of $1,000,000 which expires in March 2000. Borrowing availability at December 31, 1999 was $4,000,000 and $3,000,000 for the working capital line of credit and equipment line of credit, respectively.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

4. NOTES PAYABLE (CONTINUED)
    The Company's agreements with the bank contain covenants that, among other things, prohibit the declaration of payments of dividends and require the Company to maintain certain financial ratios, principally related to tangible net worth and leverage.

    8% SUBORDINATED NOTES--In August 1994, the Company issued $2,100,000 of subordinated notes to certain holders of the Company's common and mandatory redeemable preferred stock, with immediately exercisable warrants for the purchase of 525,000 shares of the Company's common stock. The warrants are exercisable through June 30, 2001 at a price of $2 per share and were appraised and recorded at an aggregate market value of $262,500. The related discount on the subordinated notes ($262,500 at time of issuance) is being accreted over the term of the notes. Interest expense for the years ended December 31, 1997, 1998 and 1999 included accretion related to these notes of approximately $43,700, $43,700 and $35,600, respectively. During 1997, the Company repaid one of the two notes in the amount of $100,000. Interest on the remaining note is payable quarterly at an annual rate of 8%. Principal became payable in quarterly installments of $125,000 on September 30, 1997 through maturity (2001) on the remaining note. The remaining note is redeemable at the Company's option at par plus declining premiums at various dates. During the year ended December 31, 1999, the holder of the remaining note elected to apply two principal payments due of $125,000 each to partially exercise warrants associated with the note.

5. COMMITMENTS AND CONTINGENCIES

    LEASES--The Company has noncancelable operating lease agreements for office space and certain equipment.

    Future minimum payments under operating leases and subrental income relating to certain operating leases consisted of the following at December 31, 1999:

                                                               OPERATING    SUBRENTAL
                                                                LEASES        INCOME
                                                              -----------   ----------
2000........................................................  $ 3,756,400   $1,174,000
2001........................................................    3,560,300      298,100
2002........................................................    2,723,400           --
2003........................................................    2,338,300           --
2004........................................................      843,900           --
Thereafter..................................................       26,700           --
                                                              -----------   ----------
Total minimum lease payments................................  $13,249,000   $1,472,100
                                                              ===========   ==========

    Rent expense for operating leases was approximately $2,291,000, $2,773,000 and $3,062,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    LITIGATION--On September 10, 1997, an action was brought against the Company and another defendant, United States Cellular Corp., in the Superior Court of New Jersey, Law Division, Mercer County by National Information Bureau Ltd. ("NIB"), a Delaware corporation based in New Jersey. The complaint asserts counts against the Company alleging misappropriation of trade secrets, interference with contractual relations, civil conspiracy and breach of contract. Three other counts of the complaint assert claims only against United States Cellular Corp. In the complaint, NIB seeks damages, attorneys' fees, costs and unspecified other relief. The complaint does not identify or specify the amount, if any, of

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES (CONTINUED) damages NIB claims to have incurred as a result of any alleged conduct by the Company. The Company believes that the claims asserted against it by NIB are without merit. The Company intends to defend the action vigorously, and does not believe that this claim will have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

6. COMMON STOCK OPTION PLANS, WARRANTS, STOCKHOLDER RIGHTS PLAN

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

    1996 EMPLOYEE STOCK PLANS--On June 14, 1996, the Board authorized and the stockholders approved the adoption of the 1996 Incentive and Nonqualified Stock Option Plan and the 1996 Employee Stock Purchase Plan for the issuance of options or sale of shares to employees. Both plans became effective immediately after the closing of the Company's IPO:

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

    --1996 EMPLOYEE STOCK PURCHASE PLAN--The 1996 Employee Stock Purchase Plan provides for the sale of up to 100,000 shares of the Company's common stock to employees. Employees will be allowed to purchase shares at a discount from the lower of fair value at the beginning or end of the purchase periods through payroll deductions. At December 31, 1999, 18,904 shares were available for purchase under the 1996 Stock Purchase Plan.

    1998 NON-STATUTORY STOCK OPTION PLAN--The 1998 Non-Statutory Stock Option Plan provides for the issuance of up to 1,000,000 options to purchase shares of the Company's common stock. Options are granted with an exercise price no less than the common stock's market value at the date of the grant, as determined by the Board.

    On July 31, 1998, the Board determined that, because certain stock options held by employees of the Company had exercise prices significantly higher than the fair market value of the Company's common stock, those stock options were not providing the desired incentive to employees. Accordingly the Board provided employees with an opportunity to receive new options in replacement of any existing options that had exercise prices of more than $7.63 per share (the fair market value of the Company's common stock at the close of the market on July 31, 1998). All of the Company's executive officers except the chief executive officer were eligible to participate in the stock option repricing. The new options are exercisable for the same number of shares as the options they replace, but they have exercise prices of $7.63 per share and vesting schedules commencing as of July 31, 1998. As a result of this stock option repricing, new options were granted to purchase 843,100 shares of common stock and the average exercise price of such options was reduced from $12.44 per share to $7.63 per share. During the execution of the stock option repricing,

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

6. COMMON STOCK OPTION PLANS, WARRANTS, STOCKHOLDER RIGHTS PLAN (CONTINUED) the fair market value of the Company's common stock fell below $7.63 per share and therefore no compensation charge was recorded as a result of the repricing.

    The following table presents activity under all stock option plans:

                                                            WEIGHTED-   WEIGHTED-
                                                 NUMBER      AVERAGE     AVERAGE
                                                   OF       EXERCISE    GRANT DATE
                                                OPTIONS       PRICE     FAIR VALUE
                                               ----------   ---------   ----------
Outstanding at January 1, 1997...............   1,731,300    $ 2.74
  Granted....................................     447,000     12.10       $ 3.94
  Assumed....................................      58,576      6.72
  Exercised..................................    (176,775)     1,20
  Forfeited..................................     (63,780)     2.46
                                               ----------
Outstanding at December 31, 1997.............   1,996,321      4.96
  Granted....................................   2,084,349      9.89       $ 4.06
  Exercised..................................    (325,908)     8.07
  Forfeited(1)...............................  (1,259,413)    12.18
                                               ----------
Outstanding at December 31, 1998.............   2,495,349      6.11
  Granted....................................     337,450     10.46       $10.46
  Exercised..................................    (417,452)     5.37
  Forfeited..................................    (250,171)     8.28
                                               ----------
Outstanding at December 31, 1999.............   2,165,176      6.67
                                               ==========

(1) Includes options cancelled and regranted in connection with the repricing described above.

    The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

                                                                        WEIGHTED-
                                                                         AVERAGE
                                                            OPTIONS     EXERCISE
                                                          EXERCISABLE     PRICE
                                                          -----------   ---------
December 31, 1997.......................................     941,975       2.69
December 31, 1998.......................................   1,014,703       3.97
December 31, 1999.......................................   1,132,368       5.11

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

6. COMMON STOCK OPTION PLANS, WARRANTS, STOCKHOLDER RIGHTS PLAN (CONTINUED) The fair value of options on their grant date was measured using the
Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                    -------------------------------------
                                                       1997         1998         1999
                                                    -----------  -----------  -----------
Risk-free interest rate...........................  5.80%-6.76%  4.18%-5.63%  4.60%-6.19%
Expected life of options grants...................   1-6 years    1-5 years    1-5 years
Expected volatility of underlying stock...........      82%          90%          94%
Expected dividend payment rate, as a percentage of
  the stock price on the date of grant............      --           --           --

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

    The following table sets forth information regarding options outstanding at December 31, 1999:

                                                                    WEIGHTED      WEIGHTED
                                                                     AVERAGE       AVERAGE
                                                        WEIGHTED    REMAINING     EXERCISE
                                            NUMBER      AVERAGE    CONTRACTUAL    PRICE FOR
      NUMBER OF            RANGE OF        CURRENTLY    EXERCISE      LIFE        CURRENTLY
       OPTIONS          EXERCISE PRICES   EXERCISABLE    PRICE       (YEARS)     EXERCISABLE
      ---------         ---------------   -----------   --------   -----------   -----------
       313,092            $.05-$0.38        313,092      $ 0.25        3.46         $ 0.25
       331,133            $0.46-$2.00       230,670      $ 1.45        6.03         $ 1.40
       218,958            $3.44-$7.50        32,231      $ 5.18        8.94         $ 5.01
       574,125               $7.63          216,967      $ 7.63        8.58         $ 7.63
       236,278           $7.75-$9.813       116,322      $ 8.70         7.6         $ 8.47
        16,262          $10.25-$11.625       12,204      $10.49        8.31         $10.51
       320,000              $12.13          156,666      $12.13        8.39         $12.13
       136,725          $12.375-$17.875      51,198      $14.65         8.8         $13.09
         2,853              $25.76            1,443      $25.76        7.85         $25.76
        15,750              $28.13            1,575      $28.13        9.96         $28.13

    The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure such

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

6. COMMON STOCK OPTION PLANS, WARRANTS, STOCKHOLDER RIGHTS PLAN (CONTINUED) compensation, reported net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                                YEARS ENDED DECEMBER 31
                                                       -----------------------------------------
                                                           1997           1998          1999
                                                       ------------   ------------   -----------
Income (loss) before provision for income taxes......  $    (83,555)  $(10,378,058)  $13,264,486
Provision for income taxes...........................         7,000        475,000     4,642,570
                                                       ------------   ------------   -----------
Net income (loss)....................................  $    (90,555)  $(10,853,058)  $ 8,621,916
                                                       ============   ============   ===========
Basic earnings (loss) per share......................  $      (0.01)  $      (0.73)  $      0.53
                                                       ============   ============   ===========
Diluted earnings (loss) per share....................  $      (0.01)  $      (0.73)  $      0.48
                                                       ============   ============   ===========

    COMMON STOCK WARRANTS--The Company has issued warrants to purchase 1,270,038 shares of the Company's common stock at exercise prices ranging from $0.793 to $2.00 per share. At December 31, 1999, outstanding warrants to purchase shares of common stock aggregated 622,016 (522,016 shares at an exercise price of $2.00 and 100,000 shares at an exercise price of $10.00). Such shares are subject to certain antidilution provisions. Pursuant to the acquisition of Coral, all warrants to purchase shares of Coral's common stock became exercisable, when vested, to purchase shares of Lightbridge common stock. Warrants converted to purchase Lightbridge common stock aggregated 38,373 at exercise prices ranging from $0.05 to $34.35 at December 31, 1999.

    RESERVED SHARES--The Company has reserved 3,577,016 shares of common stock for issuance for the stock purchase plan and the exercise of stock options and warrants.

    STOCKHOLDER RIGHTS PLAN--In November 1997, the Board of Directors of Lightbridge declared a dividend of one right (each a "Right" and collectively the "Rights") for each outstanding share of common stock. The Rights will be issued to the holders of record of common stock outstanding on November 14, 1997, and with respect to common stock issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to shares of common stock issued after the Distribution Date. Each Right, when it becomes exercisable will entitle the registered holder to purchase from Lightbridge one one-hundredth (1/100(th)) of a share of Series A participating cumulative preferred stock, par value $0.01 per share, of Lightbridge at a price of $75.00. The Rights will be issued upon the earlier of the date which Lightbridge learns that a person or group acquired, or obtained the right to acquire, beneficial ownership of fifteen percent or more of the outstanding shares of common stock or such date designated by the Board following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of the Company's common stock that could result in the offeror becoming the beneficial owner of fifteen percent or more of the outstanding shares of the Company's common stock (the earlier of such dates being called the "Distribution Date").

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

7. INCOME TAXES

    The income tax provision for the years ended December 31 consisted of the following:

                                                       DECEMBER 31
                                          --------------------------------------
                                             1997          1998         1999
                                          -----------   ----------   -----------
Current:
  Federal...............................  $ 1,333,000   $2,105,000   $ 5,153,000
  State.................................      254,000      554,000     2,190,000
Deferred:
  Federal...............................     (530,000)       2,000    (1,389,000)
  State.................................     (165,000)    (148,000)     (386,000)
                                          -----------   ----------   -----------
  Income tax provision..................  $   892,000   $2,513,000   $ 5,568,000
                                          ===========   ==========   ===========

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

                                                            DECEMBER 31
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Current Items:
Assets:
  Allowance for doubtful accounts..................  $   198,400   $   480,000
  Accrued expenses.................................      115,478       337,163
  Tax credits......................................      200,970        26,876
  Valuation allowance..............................     (179,500)           --
Liabilities:
  Accrued expenses.................................           --          (457)
                                                     -----------   -----------
Net current deferred tax assets....................  $   335,348   $   843,582
                                                     ===========   ===========
Long-Term Items:
Assets:
  Depreciation and amortization....................  $   202,932   $   697,797
  Accrued expenses.................................      267,439       484,906
  Acquired loss carryforwards......................    5,555,431     4,878,481
  Valuation allowance..............................   (3,508,466)   (2,702,113)
Liabilities:
  Acquired intangible assets.......................   (2,046,965)   (1,623,594)
  Other............................................      (17,333)      (15,592)
                                                     -----------   -----------
Net long-term deferred tax assets..................  $   453,038   $ 1,719,885
                                                     ===========   ===========

    The net change in the valuation allowance for the years ended December 31, 1997, 1998 and 1999 was an increase (decrease) of approximately $2,002,000, $960,000 and ($986,000), respectively. Pursuant to the acquisition of Coral, the Company acquired net operating loss carryforwards for federal income tax purposes. At December 31, 1999, the Company had $11,800,000 of net operating loss carryforwards which expire, if unused, in years 2010 through 2012.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

7. INCOME TAXES (Continued)
    During the year ended December 31, 1999, the Company reduced the valuation allowance related to acquired net operating loss carryforwards as it was determined to be more likely than not that the credits could be utilized due to improved profitability and a change in the tax law relating to the usage of acquired net operating loss carryforwards. The amount of the valuation allowance reversed was $986,000.

    The following is a reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate:

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                           1997           1998           1999
                                                             ---            ---             --
Statutory federal income tax rate...................         (34)%          (34)%           35%
In-process research and development.................         186             --             --
Non-deductible goodwill, including goodwill written
  off as impaired...................................          --             74              1
State taxes, net of federal benefit.................          36              7              8
Change in valuation allowance.......................         (37)            20             (6)
Other, net..........................................         (29)           (10)            (3)
                                                             ---            ---             --
Effective tax rate..................................         122%            57%            35%
                                                             ===            ===             ==

8. EMPLOYEE PROFIT SHARING PLAN

    The Company has a 401(k) Employee Profit Sharing Plan (the "Plan"). Under the Plan, the Company, at its discretion, may make contributions to match employee contributions. All employees of the Company are eligible to participate, subject to employment eligibility requirements. Vesting of employer contributions occurs at the end of each year over a three-year period. Employer contributions amounted to approximately $129,000, $142,000 and $175,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    The Company's 401(k) expense was approximately $133,000, $235,000 and $382,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    During October 1999, the Company's Board of Directors voted to approve enhancements to the Company's 401(k) plan. The enhancements included making the Company's matching payments non-discretionary and increasing the amounts to be paid by the Company to participating employees from 25% of the first 6% of contributions to 50% of the first 6% of contributions.

9. RELATED-PARTY TRANSACTIONS

    Under an agreement dated February 28, 1990, the Company granted an exclusive license to RentGrow, Inc. ("RentGrow"), a company having certain common investors with the Company, to use the Company's Credit Decision System in the rental real estate market. Under the terms of the agreement, the Company was to receive $250,000, comprised of five installments in varying amounts through August 1996. The final payment was not made in August 1996. In 1997, the Company received from RentGrow a three-year 11.25% promissory note in the principal amount of $75,584, representing the final payment and other amounts owed to the Company. In addition, this agreement provides for the Company to maintain the

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

9. RELATED-PARTY TRANSACTIONS (CONTINUED) licensed software, at RentGrow's option, at an annual amount equal to 15% of the license amount, which the Company believes exceeds the cost of providing such maintenance.

    During 1997, the Company entered into notes receivable agreements with two officers totaling $87,000. Interest on the notes accrues monthly at the prime rate. One of the notes which aggregated $12,000 was repaid during 1997. The second note which aggregated $75,000 was repaid during 1999.

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

    A reconciliation of the items used to compute basic income (loss) per share to those used for diluted income (loss) per share is as follows for the years ended December 31:

                                                              1997         1998         1999
                                                           ----------   ----------   ----------
Shares for basic computation.............................  14,802,012   15,833,635   16,234,822
Options and warrants (treasury stock method).............          --           --    1,756,298
                                                           ----------   ----------   ----------
Shares for diluted computation...........................  14,802,012   15,833,635   17,991,120
                                                           ==========   ==========   ==========

    Stock options and warrants convertible into common stock have been excluded from the diluted computation, in 1997 and 1998 as they are anti-dilutive. Had such shares been included, shares for diluted computation would have increased by approximately 1,900,000 and 1,632,000 for the years ended December 31, 1997 and 1998, respectively.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           FIRST      SECOND     THIRD      FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Revenues................................................  $13,303    $15,145    $15,604    $19,299
Income (loss) from operations...........................  $  (867)   $  (108)   $   769    $(4,859)
Net income (loss).......................................  $  (722)   $  (159)   $   264    $(6,279)
Basic earnings (loss) per share.........................  $ (0.05)   $ (0.01)   $  0.02    $ (0.39)
Diluted earnings (loss) per share.......................  $ (0.05)   $ (0.01)   $  0.02    $ (0.39)
1999
Revenues................................................  $19,343    $22,240    $23,816    $24,317
Income from operations..................................  $ 2,682    $ 3,011    $ 4,374    $ 4,413
Net income..............................................  $ 1,429    $ 1,838    $ 2,327    $ 4,552
Basic earnings per share................................  $  0.09    $  0.11    $  0.14    $  0.28
Diluted earnings per share..............................  $  0.08    $  0.10    $  0.13    $  0.24