Form 10-Q
period 2000-03-31
LIGHTBRIDGE INC
filed 2000-05-11
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of May 5, 2000, there were 16,980,703 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIGHTBRIDGE, INC.
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

                         PART I. FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets as of March 31, 2000 and December 31, 1999...      3

         Income Statements for the three months ended March 31, 2000
           and March 31, 1999........................................      4

         Statements of Cash Flows for the three months ended March
           31, 2000
           and March 31, 1999........................................      5

         Notes to Unaudited Condensed Consolidated Financial
           Statements................................................      6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................      8

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES........     14

                          PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     15

SIGNATURE............................................................     16

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $35,980,811   $35,477,909
  Accounts receivable, net..................................   22,592,947    16,785,873
  Other current assets......................................    2,035,943     1,970,393
                                                              -----------   -----------
    Total current assets....................................   60,609,701    54,234,175
Property and equipment, net.................................   18,164,510    17,367,173
Acquired intangible assets, net.............................    1,993,500     2,347,217
Other assets, net...........................................    1,854,746     1,908,165
                                                              -----------   -----------
        Total assets........................................  $82,622,457   $75,856,730
                                                              ===========   ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $16,159,046   $14,049,209
  Short-term borrowings and current portion of notes
    payable.................................................      500,000       500,000
  Deferred revenues.........................................    3,550,542     2,914,155
                                                              -----------   -----------
    Total current liabilities...............................   20,209,588    17,463,364
  Other long-term liabilities...............................      936,972       910,463
  Notes payable.............................................       75,016       191,109
                                                              -----------   -----------
    Total liabilities.......................................   21,221,576    18,564,936
                                                              -----------   -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued or outstanding at
    March 31, 2000 or December 31, 1999.....................           --            --
  Common stock, $.01 par value; 60,000,000 shares
    authorized; 17,751,141 and 17,510,661 shares issued and
    16,859,236 and 16,618,756 shares outstanding at
    March 31, 2000 and December 31, 1999, respectively......      177,510       175,105
  Additional paid-in capital................................   59,599,957    58,297,842
  Warrants..................................................      362,625       398,875
  Retained earnings.........................................    4,005,172     1,164,355
                                                              -----------   -----------
    Total...................................................   64,145,264    60,036,177
  Less:  treasury stock, at cost............................   (2,744,383)   (2,744,383)
                                                              -----------   -----------
    Total stockholders' equity..............................   61,400,881    57,291,794
                                                              -----------   -----------
        Total liabilities and stockholders' equity..........  $82,622,457   $75,856,730
                                                              ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues:
  Transaction...............................................  $20,427,347   $14,080,360
  Software licensing and maintenance........................    3,150,469     1,850,301
  Consulting services.......................................    2,700,557     3,412,475
                                                              -----------   -----------
    Total revenues..........................................   26,278,373    19,343,136
                                                              -----------   -----------
Cost of revenues:
  Transaction...............................................    9,063,211     6,617,030
  Software licensing and maintenance........................    1,705,407       950,548
  Consulting services.......................................    1,651,382     1,634,925
                                                              -----------   -----------
    Total cost of revenues..................................   12,420,000     9,202,503
                                                              -----------   -----------
Gross profit................................................   13,858,373    10,140,633
                                                              -----------   -----------
Operating expenses:
  Development costs.........................................    4,086,272     2,496,389
  Sales and marketing.......................................    2,235,442     2,003,726
  General and administrative................................    2,924,217     2,610,084
  Amortization of goodwill and acquired workforce...........      190,868       348,258
                                                              -----------   -----------
    Total operating expenses................................    9,436,799     7,458,457
                                                              -----------   -----------
Income from operations......................................    4,421,574     2,682,176
Other income (expense):
  Interest income...........................................      270,098       154,678
  Interest expense..........................................      (24,740)      (41,721)
  Other non-operating income................................       68,885         8,076
                                                              -----------   -----------
Income before provision for income taxes....................    4,735,817     2,803,209
Provision for income taxes..................................    1,895,000     1,374,000
                                                              -----------   -----------
Net income..................................................  $ 2,840,817   $ 1,429,209
                                                              ===========   ===========
Basic earnings per common share.............................  $      0.17   $      0.09
                                                              ===========   ===========
Diluted earnings per common share...........................  $      0.15   $      0.08
                                                              ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
Cash Flows From Operating Activities:
  Net income................................................   $ 2,840,817     $ 1,429,209
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     2,442,574       2,149,002
    Changes in assets and liabilities:
      Accounts receivable and other current assets..........    (5,872,624)       (638,955)
      Other assets..........................................       (19,000)        227,497
      Accounts payable and accrued liabilities..............     2,109,837        (252,105)
      Deferred revenues.....................................       636,387       1,321,111
      Other liabilities.....................................        26,508          21,723
                                                               -----------     -----------
  Net cash provided by operating activities.................     2,164,499       4,257,482
                                                               -----------     -----------
Cash Flows From Investing Activities:
    Principal payment--note receivable from officer.........            --           5,328
    Purchases of property and equipment.....................    (2,804,868)       (820,847)
                                                               -----------     -----------
  Net cash used in investing activities.....................    (2,804,868)       (815,519)
                                                               -----------     -----------
Cash Flows From Financing Activities:
    Principal payments on notes payable.....................            --        (201,301)
    Principal payments under capital lease obligations......            --         (32,093)
    Proceeds from issuance of common stock..................     1,133,271          47,426
    Proceeds from exercise of warrants......................        10,000         125,000
                                                               -----------     -----------
  Net cash provided by (used in) financing activities.......     1,143,271         (60,968)
                                                               -----------     -----------
Net increase in cash and cash equivalents...................       502,902       3,380,995
Cash and cash equivalents, beginning of period..............    35,477,909      16,436,995
                                                               -----------     -----------
Cash and cash equivalents, end of period....................   $35,980,811     $19,817,990
                                                               ===========     ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

    The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries ("Lightbridge"). Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge's financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge's annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 1999.

2. SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

    Lightbridge generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and certain hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for wireless telecommunications carriers are recognized in the period when services are performed. Lightbridge's software license agreements have typically provided for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions. Lightbridge has entered into license agreements that provide for either a one-time license fee or a monthly license fee with no additional fees based on incremental subscriber growth.

    Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined; to the extent that obligations exist for other services, Lightbridge allocates revenue between the license and the services based upon their relative fair value. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from consulting and training services is recognized as those services are rendered. Hardware is sold in conjunction with software licenses only when required by the customer and such revenue is deferred until the related license revenue is recognized.

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

    A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Shares for basic earnings per share..................  16,593,483   16,054,778
Effect of dilutive options and warrants..............   2,031,718    1,202,084
                                                       ----------   ----------
Shares for diluted earnings per share................  18,625,201   17,256,862
                                                       ==========   ==========

    No adjustments were made to net income in computing diluted earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards applicable to the manner in which Lightbridge accounts for derivative instruments in its annual financial statements commencing with the quarter beginning after June 15, 2000. Lightbridge has not yet determined the effect that adoption will have on its consolidated financial statements.

    Lightbridge has adopted Statement of Position No. 98-9 ("SOP 98-9") "Modification of SOP 97-2," Software Revenue Recognition," with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 did not have a material effect on the consolidated financial position or results of operations.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

3. COMMITMENTS AND CONTINGENCIES

    LEASES--Lightbridge has noncancelable operating lease agreements for office space and certain equipment.

    Future minimum payments under operating leases and subrental income relating to certain operating leases consisted of the following at March 31, 2000:

                                                       OPERATING    SUBRENTAL
                                                        LEASES        INCOME
                                                      -----------   ----------
2000................................................  $ 4,242,824   $1,174,000
2001................................................    4,132,239      298,100
2002................................................    3,294,029           --
2003................................................    2,908,924           --
2004................................................    1,224,317           --
Thereafter..........................................      230,453           --
                                                      -----------   ----------
Total minimum lease payments........................  $16,032,786   $1,472,100
                                                      ===========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH UNDER "ITEM 1A. RISK FACTORS" IN THE ANNUAL REPORT ON FORM 10-K OF LIGHTBRIDGE, INC. FOR THE YEAR ENDED
DECEMBER 31, 1999, THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS.

Information set forth under the heading "ITEM 1A. Risk Factors" in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 1999 is incorporated as an exhibit to this Form 10-Q. Unless the context otherwise requires, "Lightbridge" and the "Company" refer collectively to Lightbridge and its subsidiaries.

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

    Lightbridge's transaction services revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers. Lightbridge's offerings include credit evaluation services, screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. Lightbridge's clients are charged for these services on a per pransaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on industry, seasonal and retail trends, the success of the carriers utilizing Lightbridge's services in attracting subscribers and the markets served by Lightbridge's clients. Transaction services revenues are recognized in the period in which the services are performed.

    Lightbridge's software licensing and maintenance revenues consist of revenues attributable to the licensing of Lightbridge's Channel Solutions and Fraud Management software. Lightbridge's Channel Solutions products are designed to assist customers in interfacing with Lightbridge's transaction processing systems as well as to perform other point-of-sale and channel functionality. Lightbridge's Fraud Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. While Lightbridge's software products are licensed as packaged software products, each of these products generally requires insignificant customization and integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement.

    Lightbridge's consulting services revenues are derived from solution development and deployment consulting and business advisory services in the areas of customer acquisition, retention and fraud management. Revenues from consulting services are generally recognized as the services are performed, using the percentage-of-completion method, measured by labor hours.

    During the first quarter of 2000, Lightbridge continued its efforts to complete development of in-process technology obtained through the acquisition of Coral Systems Inc. ("Coral") in November 1997. Lightbridge commenced beta testing of FraudBuster 5.0, which contains enhancements in performance, scalability and functionality and is currently scheduled to generally be released in the second quarter of 2000. Lightbridge is also continuing to develop Alias and @Risk, which are complimentary to FraudBuster and contain new subscription fraud detection tools. These products are being deployed in a phased introduction that began in the third quarter of 1999 and is expected to continue through the second quarter of 2000. If Lightbridge is unsuccessful in completing these projects, Lightbridge's business, financial condition, results of operations and cash flows could be materially adversely affected.

    Substantially all of Lightbridge's revenues historically have been derived from clients located in the United States, and Lightbridge expects that domestic sales will continue to account for a substantial portion of its revenues for the remainder of 2000.

RESULTS OF OPERATIONS

                                                                     THREE MONTHS
                                                                         ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
Revenues:
  Transaction...............................................        77.7%      72.8%
  Software licensing and maintenance........................        12.0        9.6
  Consulting services.......................................        10.3       17.6
                                                                   -----      -----
    Total revenues..........................................       100.0      100.0
                                                                   -----      -----
Cost of revenues:
  Transaction...............................................        34.5       34.2
  Software licensing and maintenance........................         6.5        4.9
  Consulting services.......................................         6.3        8.5
                                                                   -----      -----
  Total cost of revenues....................................        47.3       47.6
                                                                   -----      -----
Gross profit................................................        52.7       52.4
                                                                   -----      -----
Operating expenses:
  Development costs.........................................        15.6       12.9
  Sales and marketing.......................................         8.5       10.3
  General and administrative................................        11.1       13.5
  Amortization of goodwill and acquired workforce...........         0.7        1.8
                                                                   -----      -----
    Total operating expenses................................        35.9       38.5
                                                                   -----      -----
Income from operations......................................        16.8       13.9
Other income, net...........................................         1.2        0.6
                                                                   -----      -----
Income before provision for income taxes....................        18.0       14.5
Provision for income taxes..................................         7.2        7.1
                                                                   -----      -----
Net income..................................................        10.8%       7.4%
                                                                   =====      =====

    THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
     1999

    REVENUES. Revenues increased by 35.9% to $26.3 million in the three months ended March 31, 2000 from $19.3 million in the three months ended March 31, 1999.

    Transaction revenues increased by 45.1% to $20.4 million in the three months ended March 31, 2000 from $14.1 million in the three months ended March 31, 1999, while increasing as a percentage of total revenues to 77.7% from 72.8%. The increase in transaction revenues for the three months ended March 31, 2000 was primarily due to increased volume of qualification and activation transactions processed for carrier clients and an increase in special program efforts through Lightbridge's TeleServices Call Center, which are generally not provided under a long-term contract. Lightbridge believes that its transaction-based activities benefited directly from client promotional activities generally attributable to the current competitive market for wireless services.

    Lightbridge anticipates that the volume of transaction-based activities during the quarters ended June 30, 2000 and September 30, 2000 will be consistent with the level of activity for the three months ended March 31, 2000. However, the volume of transaction-based activities may vary based on special program efforts through Lightbridge's TeleServices Call Center or other factors. Lightbridge's transaction revenues will continue to reflect in large part the industry's rate of growth of new subscribers and seasonal trends as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will slow in upcoming years and that the rate of subscriber churn will remain fairly constant.

    Software licensing and maintenance revenues increased by 70.3% to $3.2 million in the three months ended March 31, 2000 from $1.9 million in the three months ended March 31, 1999, while increasing as a percentage of total revenues to 12.0% from 9.6%. The increase in software licensing and maintenance revenues for the three months ended March 31, 2000 resulted from increases in both licensing and maintenance revenues.

    Lightbridge currently anticipates that its software licensing and maintenance revenues will experience modest growth for the remainder of 2000 when compared to 1999, as Lightbridge continues to integrate its Fraud Management products with its other offerings and to build its international sales capability. Actual results for 2000 will, however, be subject to a number of uncertainties, some of which are not within Lightbridge's control. In particular, Lightbridge believes that software licensing revenues at least through 2000 will be subject to fluctuation and will be more difficult to anticipate than Lightbridge's other types of revenues, principally due to the relatively large dollar magnitude and relatively long sales cycles of the software licenses. The sales cycles for domestic software licenses generally extend from three to six months and may extend as long as twelve months; sales cycles for software licenses sold to international clients often are longer. The predictability of software licensing revenue is further impeded because Lightbridge's licensed software is a discretionary purchase for most customers. As a result of the foregoing, a small number of licensing transactions may have a significant effect on Lightbridge's software licensing revenues within a given quarter.

    Consulting services revenues decreased by 20.9% to $2.7 million in the three months ended March 31, 2000 from $3.4 million in the three months ended March 31, 1999, while decreasing as a percentage of total revenues to 10.3% from 17.6%. The decrease in consulting services revenues for the three months ended March 31, 2000 was principally due to a decrease in backlog from the fourth quarter of the year ended December 31, 1999, as a result of Year 2000 concerns. Lightbridge currently anticipates that its consulting services revenue will grow at a slower rate in 2000 when compared to 1999 levels as Lightbridge continues to standardize its consulting services offerings and to build its consulting capabilities.

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

    Transaction cost of revenues increased by 37.0% to $9.1 million in the three months ended March 31, 2000 from $6.6 million in the three months ended
March 31, 1999, while decreasing as a percentage of total transaction revenues to 44.4% from 47.0%. The increase in transaction cost of revenues for the three months ended March 31, 2000 resulted principally from increases in transaction volume and costs attributable to expansion of Lightbridge's staff and systems capacity.

    Software licensing and maintenance cost of revenues increased by 79.4% to $1.7 million in the three months ended March 31, 2000 from $1.0 million in the three months ended March 31, 1999, while increasing as a percentage of total software licensing and maintenance revenues to 54.1% from 51.4%. The increase in software licensing and maintenance cost of revenues for the three months ended March 31, 2000 were primarily due to an increase in personnel in connection with beta testing of Fraudbuster 5.0.

    Consulting services cost of revenues increased by 1.0% to $1.7 million in the three months ended March 31, 2000 from $1.6 million in the three months ended March 31, 1999, while increasing as a percentage of total consulting services revenues to 61.1% from 47.9%. The increase in consulting services cost of revenues was attributable primarily to the increase in consulting staff due to the expansion of the consulting services group.

    Lightbridge expects fluctuations in gross profit may occur primarily due to fluctuations in revenue generated from Lightbridge's three revenue components, particularly revenues from software licensing and consulting services.

    DEVELOPMENT. Development expenses include software development costs consisting primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

    Development expenses increased by 63.7% to $4.1 million in the three months ended March 31, 2000 from $2.5 million in the three months ended March 31, 1999, while increasing as a percentage of total revenues to 15.6% from 12.9%. The increase in costs for the three months ended March 31, 2000 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts was the development of enhanced versions of its Fraud Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System and development of its Fraud Management software products, Alias and @Risk. Lightbridge expects to continue to increase the dollar amount of its engineering and development efforts in order to continue enhancing its existing products and services, including its Channel Solutions and Fraud Management products and services, as well as to develop new products and services. As a result, Lightbridge expects that its development expenses, as a percentage of total revenues, will be higher during the last nine months of 2000 than in the last nine months of 1999.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

    Sales and marketing expenses increased by 11.6% to $2.2 million for the three months ended March 31, 2000 from $2.0 million in the three months ended March 31, 1999, while decreasing as a percentage of total revenues to 8.5% from 10.3%. The increase in sales and marketing expenses for the three months ended March 31, 2000 was primarily due to various trade shows in which Lightbridge participated during the quarter. Lightbridge expects to continue to invest in sales and marketing efforts, both domestically and internationally, in order to increase its penetration of existing accounts and to add new clients and markets.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services.

    General and administrative expenses increased by 12.0% to $2.9 million in the three months ended March 31, 2000 from $2.6 million in the three months ended March 31, 1999, while decreasing as a percentage of total revenues to 11.1% from 13.5%. The increase was primarily due to increases in general and administrative personnel and fees for professional services. Lightbridge expects that its general and administrative expenses as a percentage of total revenues will not significantly change for the remainder of 2000.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired workforce consists of amortization expense of certain acquired intangible assets from the acquisition of Coral Systems, Inc.

    Amortization of goodwill and acquired workforce expense decreased by 45.2% to $0.2 million in the three months ended March 31, 2000 from $0.3 million in the three months ended March 31, 1999 and also decreased as a percentage of total revenues to 0.7% from 1.8%. The decrease was due to the write-off during the fourth quarter of 1999 of the remainder of the net goodwill balance and a portion of the acquired workforce asset to reflect the return of a portion of the shares escrowed at the time of the Coral acquisition in settlement of claims made by Lightbridge. As a result, Lightbridge expects that acquired workforce amortization expense will be approximately $0.1 million for the remainder of 2000.

    OTHER INCOME, NET. Other income, net in the three months ended March 31, 2000 consisted predominantly of interest income and expense. Interest expense consists of interest payable with respect to Lightbridge's subordinated notes. Interest income increased to $0.3 million in the quarter ended March 31, 2000 from $0.2 million in the quarter ended March 31, 1999 as a result of higher average cash balances during the quarter.

    PROVISION FOR INCOME TAXES. Lightbridge's effective tax rate was 40% and 49% for the three months ended March 31, 2000 and 1999, respectively. The relatively high effective tax rate for 1999 resulted from the amortization of goodwill related to Lightbridge's acquisition of Coral, which is recognized as an expense for accounting purposes, but is not deductible for tax purposes. Lightbridge anticipates that its effective tax rate for the year ending
December 31, 2000 will be approximately 40%. The actual effective tax rate for 2000 may vary significantly from Lightbridge's estimates as the result of a number of factors, including any and all factors that cause Lightbridge's actual pretax book income for the year to vary from Lightbridge's internal estimates. Lightbridge has net operating loss carryforwards for federal income tax purposes which were acquired from Coral. These net operating loss carryforwards are limited in use and therefore a valuation allowance has been established against a portion of the deferred tax assets as their full realization is not assured.

LIQUIDITY AND CAPITAL RESOURCES

    During the first three months of 2000 Lightbridge generated positive cash flows from operating and financing activities of $2.2 million and $1.1 million, respectively, and used cash of $2.8 million in investing activities.

    Lightbridge's capital expenditures in the three months ended March 31, 2000 and 1999 aggregated $2.8 million and $0.8 million, respectively. The capital expenditures during these periods consisted of an increase in purchases of fixed assets, principally for Lightbridge's services delivery infrastructure and computer equipment for development activities. Lightbridge currently estimates that its capital expenditures for the remainder of 2000 will total approximately $13.0 million to $15.0 million, although the actual amount of those expenditures may vary significantly, depending upon, among other things, the extent to which Lightbridge determines to update the capacity of its data center and to acquire additional computer equipment. Lightbridge leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through December 2005.

    Lightbridge has a $5.0 million working capital line of credit and a $3.0 million equipment line of credit with a bank. The lines of credit are secured by all of Lightbridge's assets. Borrowing availability on the working capital line of credit is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit and equipment line of credit bear interest at the bank's prime rate (9.0% at March 31, 2000). The working line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1,250,000 in the aggregate. At March 31, 2000, there were no borrowings outstanding under the working capital line of credit or the equipment line of credit. Borrowing availability at March 31, 2000 was $4.0 million and $3.0 million for the working capital line of credit and equipment line of credit, respectively. Lightbridge's agreements with the bank contain covenants that, among other things, prohibit the declaration or payment of dividends and require Lightbridge to maintain certain financial ratios which Lightbridge believes are not restrictive to its business operations. The working capital line of credit expires in June 2000 and the equipment line of credit expires in June 2001.

    Lightbridge considers earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be meaningful given the impact on operating income from non-cash expenses such as depreciation of property and equipment and the amortization of intangible assets. EBITDA and after-tax cash flow should not be considered in isolation from, or as a substitute for, operating income, net income or cash flow and other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles or as a measure of Lightbridge's profitability or liquidity. Although these measures of performance are not calculated in accordance with generally accepted accounting principles, Lightbridge believes they are widely used in the telecommunications industry as a measure of a company's operating performance because they assist in comparing companies on a more consistent basis without regard to depreciation and amortization which can vary significantly depending on accounting methods (particularly when acquisitions are involved). EBITDA increased by 75.9% to $7.2 million in the three months ended March 31, 2000, from $4.1 million in the three months ended March 31, 1999. The increase for the three months ended
March 31, 2000 resulted primarily from an increase in operating income.

    As of March 31, 2000, Lightbridge had cash and cash equivalents of $36.0 million and working capital of $40.4 million. Lightbridge believes that the current cash balances and funds available under existing lines of credit, together with cash flows provided by operations, will be sufficient to finance Lightbridge's operations and capital expenditures for at least the next twelve months.

INFLATION

    Although certain of Lightbridge's expenses increase with general inflation in the economy, inflation has not had a material impact on Lightbridge's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards applicable to the manner in which Lightbridge accounts for derivative instruments in its annual financial statements commencing with the quarter beginning after June 15, 2000. Lightbridge has not yet determined the effect that adoption will have on its consolidated financial statements.

    Lightbridge has adopted Statement of Position No. 98-9 ("SOP 98-9") "Modification of SOP 97-2," Software Revenue Recognition," with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 did not have a material effect on the consolidated financial position or results of operations.

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

    Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to Lightbridge's financial position or results of operations during 2000. The effect of a similar hypothetical change in interest rates on Lightbridge's variable-rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under Lightbridge's credit arrangements.

    For additional information about Lightbridge's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         NO.            DESCRIPTION
---------------------   -----------
        10.1            Fifth and Sixth Amendments dated March 10, 2000 to the
                        office lease included as item 10.13 in the Annual Report on
                        Form 10-K of the Company for the year ended December 31,
                        1999.
        27.1            Financial Data Schedule for the three months ended
                        March 31, 2000
        99.1            Information set forth under the heading "ITEM 1A. Risk
                        Factors" in the Annual Report on Form 10-K of the Company
                        for the year ended December 31, 1999 is incorporated herein by reference

(b) Reports on Form 8-K

    Lightbridge did not file any Current Report on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIGHTBRIDGE, INC.
                                                       BY:  /S/ PAMELA D.A. REEVE
                                                            -----------------------------------------
                                                            Pamela D.A. Reeve
                                                            President and Chief Executive Officer
                                                              (Principal Financial and Accounting
                                                              Officer)
Date:  May 11, 2000