Form 10-Q
period 2000-06-30
LIGHTBRIDGE INC
filed 2000-08-14
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of August 7, 2000, there were 17,077,324 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIGHTBRIDGE, INC.
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

                         PART I. FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets as of June 30, 2000 and December 31, 1999....      3

         Income Statements for the three months ended June 30, 2000
           and June 30, 1999.........................................      4

         Income Statements for the six months ended June 30, 2000 and
           June 30, 1999.............................................      5

         Statements of Cash Flows for the six months ended June 30,
           2000 and June 30, 1999....................................      6

         Notes to Unaudited Condensed Consolidated Financial
           Statements................................................      7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................      9

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES........     16

                          PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     17

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     17

SIGNATURE............................................................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $37,602,727   $35,477,909
  Accounts receivable, net..................................   21,187,381    16,785,873
  Other current assets......................................    1,860,136     1,970,393
                                                              -----------   -----------
    Total current assets....................................   60,650,244    54,234,175
Property and equipment, net.................................   18,968,865    17,367,173
Acquired intangible assets, net.............................    1,847,635     2,347,217
Other assets, net...........................................    1,639,782     1,908,165
                                                              -----------   -----------
        Total assets........................................  $83,106,526   $75,856,730
                                                              ===========   ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $13,409,004   $14,049,209
  Short-term borrowings and current portion of notes
    payable.................................................      458,922       500,000
  Deferred revenues.........................................    3,360,009     2,914,155
                                                              -----------   -----------
    Total current liabilities...............................   17,227,935    17,463,364
  Other long-term liabilities...............................      900,498       910,463
  Notes payable.............................................           --       191,109
                                                              -----------   -----------
    Total liabilities.......................................   18,128,433    18,564,936
                                                              -----------   -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued or outstanding at June 30,
    2000 or December 31, 1999...............................           --            --
  Common stock, $.01 par value; 60,000,000 shares
    authorized; 17,957,372 and 17,510,661 shares issued and
    17,065,467 and 16,618,756 shares outstanding at
    June 30, 2000 and December 31, 1999, respectively.......      179,572       175,105
  Additional paid-in capital................................   60,242,511    58,297,842
  Warrants..................................................      331,375       398,875
  Retained earnings.........................................    6,969,018     1,164,355
                                                              -----------   -----------
    Total...................................................   67,722,476    60,036,177
  Less:  treasury stock, at cost............................   (2,744,383)   (2,744,383)
                                                              -----------   -----------
    Total stockholders' equity..............................   64,978,093    57,291,794
                                                              -----------   -----------
        Total liabilities and stockholders' equity..........  $83,106,526   $75,856,730
                                                              ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues:
  Transaction...............................................  $21,680,002   $14,738,840
  Software licensing and maintenance........................    3,612,082     3,160,008
  Consulting services.......................................    2,930,402     4,341,195
                                                              -----------   -----------
    Total revenues..........................................   28,222,486    22,240,043
                                                              -----------   -----------
Cost of revenues:
  Transaction...............................................   11,909,150     7,460,824
  Software licensing and maintenance........................    1,570,527     1,013,484
  Consulting services.......................................    1,734,002     2,162,695
                                                              -----------   -----------
    Total cost of revenues..................................   15,213,679    10,637,003
                                                              -----------   -----------
Gross profit................................................   13,008,807    11,603,040
                                                              -----------   -----------
Operating expenses:
  Development costs.........................................    3,942,600     3,242,598
  Sales and marketing.......................................    1,933,750     2,039,931
  General and administrative................................    2,433,535     2,961,534
  Amortization of goodwill and acquired workforce...........      190,868       348,256
                                                              -----------   -----------
    Total operating expenses................................    8,500,753     8,592,319
                                                              -----------   -----------
Income from operations......................................    4,508,054     3,010,721
Other income (expense):
  Interest income...........................................      398,804       164,408
  Interest expense..........................................      (21,406)      (32,341)
  Other non-operating income................................      120,394       461,226
                                                              -----------   -----------
Income before provision for income taxes....................    5,005,846     3,604,014
Provision for income taxes..................................    2,042,000     1,766,000
                                                              -----------   -----------
Net income..................................................  $ 2,963,846   $ 1,838,014
                                                              ===========   ===========
Basic earnings per common share.............................  $      0.18   $      0.11
                                                              ===========   ===========
Diluted earnings per common share...........................  $      0.16   $      0.10
                                                              ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues:
  Transaction...............................................  $42,107,349   $28,819,200
  Software licensing and maintenance........................    6,762,551     5,010,309
  Consulting services.......................................    5,630,959     7,753,670
                                                              -----------   -----------
    Total revenues..........................................   54,500,859    41,583,179
                                                              -----------   -----------
Cost of revenues:
  Transaction...............................................   20,972,361    14,077,854
  Software licensing and maintenance........................    3,275,934     1,964,032
  Consulting services.......................................    3,385,384     3,797,620
                                                              -----------   -----------
    Total cost of revenues..................................   27,633,679    19,839,506
                                                              -----------   -----------
Gross profit................................................   26,867,180    21,743,673
                                                              -----------   -----------
Operating expenses:
  Development...............................................    8,028,872     5,738,987
  Sales and marketing.......................................    4,169,192     4,043,657
  General and administrative................................    5,357,752     5,571,618
  Amortization of goodwill and acquired workforce...........      381,736       696,514
                                                              -----------   -----------
    Total operating expenses................................   17,937,552    16,050,776
                                                              -----------   -----------
Income from operations......................................    8,929,628     5,692,897
Other income (expense):
  Interest income...........................................      668,902       319,086
  Interest expense..........................................      (46,146)      (74,062)
  Other non-operating income................................      189,279       469,302
                                                              -----------   -----------
Income before provision for income taxes....................    9,741,663     6,407,223
Provision for income taxes..................................    3,937,000     3,140,000
                                                              -----------   -----------
Net income..................................................  $ 5,804,663   $ 3,267,223
                                                              ===========   ===========
Basic earnings per common share.............................  $      0.35   $      0.20
                                                              ===========   ===========
Diluted earnings per common share...........................  $      0.31   $      0.19
                                                              ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Cash Flows From Operating Activities:
  Net income................................................  $ 5,804,663    $ 3,267,223
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    4,955,070      4,337,383
    Gain on sale of investment..............................           --       (414,725)
    Changes in assets and liabilities:
      Accounts receivable and other current assets..........   (4,401,508)     1,964,040
      Other assets..........................................       94,378        344,216
      Accounts payable and accrued liabilities..............     (640,204)     1,776,831
      Deferred revenues.....................................      445,854        549,525
      Other liabilities.....................................       (9,966)       (55,067)
                                                              -----------    -----------
  Net cash provided by operating activities.................    6,248,287     11,769,426
                                                              -----------    -----------
Cash Flows From Investing Activities:
    Principal payment--note receivable from officer.........           --         15,328
    Proceeds from sale of investment........................           --        550,378
    Purchases of property and equipment.....................   (5,764,012)    (3,629,603)
                                                              -----------    -----------
  Net cash used in investing activities.....................   (5,764,012)    (3,063,897)
                                                              -----------    -----------
Cash Flows From Financing Activities:
    Principal payments on notes payable.....................           --       (377,508)
    Principal payments under capital lease obligations......           --        (37,636)
    Proceeds from issuance of common stock..................    1,630,543        235,147
    Proceeds from exercise of warrants......................       10,000        125,000
                                                              -----------    -----------
  Net cash provided by (used in) financing activities.......    1,640,543        (54,997)
                                                              -----------    -----------
Net increase in cash and cash equivalents...................    2,124,818      8,650,532
Cash and cash equivalents, beginning of period..............   35,477,909     16,436,995
                                                              -----------    -----------
Cash and cash equivalents, end of period....................  $37,602,727    $25,087,527
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

2. SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

    Lightbridge generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and certain hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for wireless telecommunications carriers are recognized in the period in which services are performed. Lightbridge's software license agreements have typically provided for an initial license fee and annual maintenance fees based on a defined number of subscribers or users, as well as additional license and maintenance fees for net subscriber or user additions. Lightbridge has also entered into license agreements that provide for either a one-time license fee or a monthly license fee with no additional fees based on incremental subscriber or user growth.

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

    A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                                -----------------------   -----------------------
                                   2000         1999         2000         1999
                                ----------   ----------   ----------   ----------
Shares for basic earnings per
  share.......................  16,949,638   16,115,364   16,787,043   16,037,421
Effect of dilutive options and
  warrants....................   1,525,407    1,469,221    1,700,737    1,334,152
                                ----------   ----------   ----------   ----------
Shares for diluted earnings
  per share...................  18,475,045   17,584,585   18,487,780   17,371,573
                                ==========   ==========   ==========   ==========

    No adjustments were made to net income in computing diluted earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards applicable to the manner in which Lightbridge accounts for derivative instruments in its annual financial statements commencing with the first quarter of 2001. Lightbridge has not yet determined the effect that adoption will have on its consolidated financial statements.

    Staff Accounting Bulletin No. 101 ("SAB 101") was released on December 3, 1999 and provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Lightbridge believes that its revenue recognition practices are substantially in compliance with SAB 101 and does not expect that SAB 101 will have a material effect on the consolidated financial position or results of operations.

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

    Lightbridge's transaction services revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers. Lightbridge's offerings include credit evaluation services, screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. Lightbridge's clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on industry, seasonal and retail trends, the success of the carriers utilizing Lightbridge's services in attracting subscribers and the markets served by Lightbridge's clients. Transaction services revenues are recognized in the period in which the services are performed.

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

    During the first six months of 2000, Lightbridge continued its efforts to complete development of in-process technology obtained through the acquisition of Coral Systems Inc. ("Coral") in November 1997. Lightbridge completed beta testing of FraudBuster 5.0, which contains enhancements in performance, scalability and functionality during the second quarter of 2000. Lightbridge commenced Beta testing of Alias 2.0 and @Risk, which are complimentary to FraudBuster and contain new subscription fraud detection tools. Both products are currently scheduled to be generally released in the third quarter of 2000. If Lightbridge is unsuccessful in completing these projects, Lightbridge's business, financial condition, results of operations and cash flows could be materially adversely affected.

    Substantially all of Lightbridge's revenues historically have been derived from clients located in the United States, and Lightbridge expects that domestic sales will continue to account for a substantial portion of its revenues for the remainder of 2000.

RESULTS OF OPERATIONS

                                                                     THREE MONTHS              SIX MONTHS
                                                                    ENDED JUNE 30,           ENDED JUNE 30,
                                                                  -------------------      -------------------
                                                                    2000       1999          2000       1999
                                                                  --------   --------      --------   --------
Revenues:
  Transaction services......................................        76.8%      66.3%         77.3%      69.3%
  Software licensing and maintenance........................        12.8       14.2          12.4       12.1
  Consulting services.......................................        10.4       19.5          10.3       18.6
                                                                   -----      -----         -----      -----
    Total revenues..........................................       100.0      100.0         100.0      100.0
                                                                   -----      -----         -----      -----
Cost of revenues:
  Transaction services......................................        42.2       33.5          38.5       33.9
  Software licensing and maintenance........................         5.6        4.6           6.0        4.7
  Consulting services.......................................         6.1        9.7           6.2        9.1
                                                                   -----      -----         -----      -----
  Total cost of revenues....................................        53.9       47.8          50.7       47.7
                                                                   -----      -----         -----      -----
Gross profit................................................        46.1       52.2          49.3       52.3
                                                                   -----      -----         -----      -----
Operating expenses:
  Development...............................................        14.0       14.6          14.7       13.8
  Sales and marketing.......................................         6.9        9.2           7.7        9.7
  General and administrative................................         8.5       13.3           9.8       13.4
  Amortization of goodwill and acquired workforce...........         0.7        1.6           0.7        1.7
                                                                   -----      -----         -----      -----
    Total operating expenses................................        30.1       38.7          32.9       38.6
                                                                   -----      -----         -----      -----
Income from operations......................................        16.0       13.5          16.4       13.7
Other income, net...........................................         1.7        2.7           1.5        1.7
                                                                   -----      -----         -----      -----
Income before provision for income taxes....................        17.7       16.2          17.9       15.4
Provision for income taxes..................................         7.2        7.9           7.2        7.6
                                                                   -----      -----         -----      -----
Net income..................................................        10.5%       8.3%         10.7%       7.8%
                                                                   =====      =====         =====      =====

    THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30,
     1999

    REVENUES. Revenues increased by 26.9% to $28.2 million in the three months ended June 30, 2000 from $22.2 million in the three months ended June 30, 1999.

    Transaction revenues increased by 47.1% to $21.7 million in the three months ended June 30, 2000 from $14.7 million in the three months ended June 30, 1999, while increasing as a percentage of total revenues to 76.8% from 66.3%. The increase in transaction revenues for the three months ended June 30, 2000 was primarily due to increased volume of qualification and activation transactions processed for carrier clients, including new clients, and an increase in special program efforts through Lightbridge's TeleServices Call Center, which are generally not provided under a long-term contract. Lightbridge believes that its transaction revenues also benefited directly from client promotional activities generally attributable to the current competitive market for wireless services.

    Lightbridge anticipates that the volume of transaction-based activities during the quarter ended September 30, 2000 will be consistent with the level of activity for the three months ended June 30, 2000 and that the volume of transaction-based activities will increase in the quarter ending December 31, 2000. However, the volume of transaction-based activities may vary based on special program efforts through Lightbridge's TeleServices Call Center or other factors. Lightbridge's transaction revenues will continue to reflect in large part the industry's rate of growth of new subscribers and seasonal trends as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will slow in upcoming years while the rate of subscriber churn will remain fairly constant.

    Software licensing and maintenance revenues increased by 14.3% to $3.6 million in the three months ended June 30, 2000 from $3.2 million in the three months ended June 30, 1999, while decreasing as a percentage of total revenues to 12.8% from 14.2%. The increase in software licensing and maintenance revenues for the three months ended June 30, 2000 resulted from increases in both licensing and maintenance revenues.

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

    Consulting services revenues decreased by 32.5% to $2.9 million in the three months ended June 30, 2000 from $4.3 million in the three months ended June 30, 1999, while decreasing as a percentage of total revenues to 10.4% from 19.5%. The decrease in consulting services revenues for the three months ended
June 30, 2000 was principally due to a decrease in demand for the Company's consulting services. In addition, consulting services revenues for the three months ended June 30, 1999 were higher than expected principally as a result of one large engagement during the quarter. Lightbridge currently anticipates that its consulting services revenue for the year 2000 as a whole will be approximately $1.0 million less than the level achieved in 1999 as Lightbridge continues to standardize its consulting services offerings and to build its consulting capabilities.

    COST OF REVENUES. Cost of revenues consists primarily of personnel costs, costs of purchasing and maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through Lightbridge's TeleServices Group and changes in the mix of total revenues among transaction revenues, software licensing revenues and consulting services revenues.

    Transaction cost of revenues increased by 59.6% to $11.9 million in the three months ended June 30, 2000 from $7.5 million in the three months ended June 30, 1999, while increasing as a percentage of total transaction revenues to 54.9% from 50.6%. The increase in transaction cost of revenues for the three months ended June 30, 2000 resulted principally from increases in transaction volume and costs attributable to expansion of Lightbridge's staff and systems capacity and an increase in the level of temporary labor used, particularly for Lightbridge's TeleServices Call Center. Transaction cost of revenues was also affected by a shift in the mix of services provided during the quarter. Lightbridge anticipates that transaction cost of revenues will decline as a percentage of transaction revenues during each of the quarters ending
September 30, 2000 and December 31, 2000.

    Software licensing and maintenance cost of revenues increased by 55.0% to $1.6 million in the three months ended June 30, 2000 from $1.0 million in the three months ended June 30, 1999, while increasing as a percentage of total software licensing and maintenance revenues to 43.5% from 32.1%. The increase in software licensing and maintenance cost of revenues for the three months ended June 30, 2000 was primarily due to an increase in personnel in connection with ongoing maintenance in support of our software products.

    Consulting services cost of revenues decreased by 19.8% to $1.7 million in the three months ended June 30, 2000 from $2.2 million in the three months ended June 30, 1999, while increasing as a percentage of total consulting services revenues to 59.2% from 49.8%. The decrease in consulting services cost of revenues was attributable primarily to the allocation of consulting resources to other areas of the Company due to a decrease in utilization of the consulting services group.

    DEVELOPMENT. Development expenses include software development costs, which consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

    Development expenses increased by 21.6% to $3.9 million in the three months ended June 30, 2000 from $3.2 million in the three months ended June 30, 1999, while decreasing as a percentage of total revenues to 14.0% from 14.6%. The increase in costs for the three months ended June 30, 2000 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts were the development of enhanced versions of its Fraud Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System and development of its Fraud Management software products, Alias and @Risk. In addition, Lightbridge continued deployment of its Customer Acquisition System for its first international client in Brazil, which is scheduled to be generally completed in the first half of 2001. Lightbridge expects to continue to increase the dollar amount of its engineering and development efforts in order to continue enhancing its existing products and services, including its Channel Solutions and Fraud Management products and services, as well as to develop new products and services. As a result, Lightbridge expects that its development expenses, as a percentage of total revenues, will be higher during the last six months of 2000 than in the last six months of 1999.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

    Sales and marketing expenses decreased slightly by 5.2% to $1.9 million for the three months ended June 30, 2000 from $2.0 million in the three months ended June 30, 1999, while decreasing as a percentage of total revenues to 6.9% from 9.2%. Lightbridge expects to further invest in sales and marketing efforts, both domestically and internationally, in order to increase its penetration of existing accounts and to add new clients and markets. As a result, Lightbridge expects that its sales and marketing expenses as a percentage of total revenues will be slightly higher for the remainder of 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services.

    General and administrative expenses decreased by 17.8% to $2.4 million in the three months ended June 30, 2000 from $3.0 million in the three months ended June 30, 1999, while decreasing as a percentage of total revenues to 8.5% from 13.3%. The decrease was primarily due to a decrease in fees for professional services and recruiting fees. Lightbridge expects that its general and administrative expenses as a percentage of total revenues will not significantly change for the remainder of 2000.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired workforce consists of amortization expense of certain acquired intangible assets from the acquisition of Coral Systems, Inc.

    Amortization of goodwill and acquired workforce expense decreased by 45.2% to $0.2 million in the three months ended June 30, 2000 from $0.3 million in the three months ended June 30, 1999 and also decreased as a percentage of total revenues to 0.7% from 1.6%. The decrease was due to the write-off during the fourth quarter of 1999 of the remainder of the net goodwill balance and a portion of the acquired workforce asset to reflect the return of a portion of the shares escrowed at the time of the Coral acquisition in settlement of claims made by Lightbridge. As a result, Lightbridge expects that acquired workforce amortization expense will be approximately $0.2 million for the remainder of 2000.

    OTHER INCOME, NET. Other income, net for the three months ended June 30, 2000 consisted predominately of interest income and interest expense. Interest expense remained constant at approximately $0.05 million for the three months ended June 30, 2000 and 1999. Interest income increased to $0.4 million in the three months ended June 30, 2000 from $0.2 million in the three months ended June 30, 1999 due to higher average cash balances during this period of time. Other non-operating income decreased to $0.1 million in the three months ended June 30, 2000 from $0.5 million in the three months ended June 30, 1999 due to a nonrecurring gain on the sale of investments of approximately $0.4 million during the three months ended June 30, 1999.

    PROVISION FOR INCOME TAXES. Lightbridge's effective tax rate was 40.0% and 49.0% for the three months ended June 30, 2000 and 1999, respectively. The relatively high effective tax rate for 1999 resulted from the amortization of goodwill related to Lightbridge's acquisition of Coral, which is recognized as an expense for accounting purposes, but is not deductible for tax purposes. Lightbridge anticipates that its effective tax rate for the year ending
December 31, 2000 will be approximately 40%. The actual effective tax rate for 2000 may vary significantly from Lightbridge's estimates as the result of a number of factors, including any and all factors that cause Lightbridge's actual pretax book income for the year to vary from Lightbridge's internal estimates. Lightbridge has net operating loss carryforwards for federal income tax purposes which were acquired from Coral. These net operating loss carryforwards are limited in use and therefore a valuation allowance has been established against a portion of the deferred tax assets as their full realization is not assured.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

    REVENUES. Revenues increased by 31.1% to $54.5 million in the six months ended June 30, 2000 from $41.6 million in the six months ended June 30, 1999.

    Transaction revenues increased by 46.1% to $42.1 million in the six months ended June 30, 2000 from $28.8 million in the six months ended June 30, 1999. The increase in transaction revenues for the six months ended June 30, 2000 was primarily due to increased volume of qualification and activation transactions processed for carrier clients, including new clients, and an increase in special program efforts through Lightbridge's TeleServices Call Center, which are generally not provided under a long-term contract.

    Software licensing and maintenance revenues increased by 35.0% to $6.8 million in the six months ended June 30, 2000 from $5.0 million in the six months ended June 30, 1999. The increase in software licensing revenues for the six months ended June 30, 2000 resulted from increases in both licensing and maintenance revenues.

    Consulting services revenues decreased by 27.4% to $5.6 million in the six months ended June 30, 2000 from $7.8 million in the six months ended June 30, 1999. The decrease in consulting services revenues for the six months ended June 30, 2000 was principally due to a decrease in demand for the Company's consulting services. In addition, consulting services revenues for the six months ended June 30, 1999 were higher than expected principally as a result of one large engagement during the second quarter of 1999.

    COST OF REVENUES. Transaction cost of revenues increased by 49.0% to $21.0 million in the six months ended June 30, 2000 from $14.1 million in the six months ended June 30, 1999, while increasing as a percentage of total transaction revenues to 49.8% from 48.8%. The increase in transaction cost of revenues for the six months ended June 30, 2000 resulted principally from increase in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The increase in transaction cost of revenues as a percentage of total transaction revenues for the six months ended June 30, 2000 principally resulted from increases in transaction volume and costs attributable to expansion of Lightbridge's staff and systems capacity, particularly for Lightbridge's TeleServices Call Center. Transaction cost of revenues was also affected by an increase in the level of temporary labor used and a shift in the mix of services provided during the six months ended June 30, 2000.

    Software licensing and maintenance cost of revenues increased by 66.8% to $3.3 million in the six months ended June 30, 2000 from $2.0 million in the six months ended June 30, 1999, while increasing as a percentage of total software licensing and maintenance revenues to 48.4% from 39.2%. The dollar increase in software licensing and maintenance cost of revenues for the six months ended June 30, 2000 was primarily due to an increase in personnel in connection with beta testing of FraudBuster 5.0., Alias 2.0 and @Risk. The increase in software licensing and maintenance cost of revenues as a percentage of total software licensing and maintenance revenues for the six months ended June 30, 2000 principally resulted from a higher percentage of software maintenance revenues during that period when compared to the same period in the prior year. The software maintenance component of software licensing and maintenance revenues generally has lower margins than the software licensing component.

    Consulting services cost of revenues decreased by 10.9% to $3.4 million in the six months ended June 30, 2000 from $3.8 million in the six months ended June 30, 1999, while increasing as a percentage of total consulting services revenues to 60.1% from 49.0%. The dollar decrease in consulting services cost of revenues was primarily due to the decrease in consulting services revenue from the prior year and the allocation of resources to other departments in the Company. The increase in consulting services cost of revenues as a percentage of consulting revenues for the six months ended June 30, 2000 principally resulted from a decrease in consulting revenue and a lower utilization of consulting resources during the same period.

    DEVELOPMENT. Development expenses increased by 39.9% to $8.0 million in the six months ended June 30, 2000 from $5.7 million in the six months ended
June 30, 1999. The increase in costs for the six months ended June 30, 2000 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans.

    SALES AND MARKETING. Sales and marketing expenses increased by 3.1% to $4.2 million in the six months ended June 30, 2000 from $4.0 million in the six months ended June 30, 1999. The increase for the six months ended June 30, 2000 was due to the increased use of marketing programs, including trade shows.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by 3.8% to $5.4 million in the six months ended June 30, 2000 from $5.6 million in the six months ended June 30, 1999. The decrease for the six months ended June 30, 2000 was primarily due to a decrease in professional fees and recruiting fees.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired work force expense decreased by 45.2% to $0.4 million in the six months ended June 30, 2000 from $0.7 million in the six months ended June 30, 1999. The decrease in amortization of goodwill and acquired workforce was due to the write-off during the fourth quarter of 1999 of the remainder of the net goodwill balance and a portion of the acquired workforce asset to reflect the return of a portion of the shares escrowed at the time of the Coral acquisition in settlement of claims made by Lightbridge.

    OTHER INCOME, NET. Other income, net in the six months ended June 30, 2000 consisted predominantly of interest income and interest expense. Interest expense remained fairly constant at approximately $0.1 million for the six months ended June 30, 2000 and 1999. Interest income increased to $0.7 million in the six months ended June 30, 2000 from $0.3 million in the six months ended June 30, 1999 due to higher average cash balances during this period of time. Other non-operating income decreased to

$0.2 million in the six months ended June 30, 2000 from approximately $0.5 million in the six months ended June 30, 1999 due to a nonrecurring gain on the sale of investments of $0.4 million during the six months ended June 30, 1999.

    PROVISION FOR INCOME TAXES. During the six months ended June 30, 2000 and 1999, the Company's effective tax rate was 40.0% and 49.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    During the first six months of 2000 the Company generated cash flows from operating and financing activities of $6.2 million and $1.6 million, respectively, and used $5.8 million in investing activities.

    The Company's capital expenditures totalled $3.0 million and $5.8 million, respectively, for the three and six months ended June 30, 2000 and $2.8 million and $3.6 million, respectively, for the three and six months ended June 30, 1999. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure and computer equipment for development activities and additional personnel added during these periods. The Company currently estimates that its capital expenditures for the remainder of 2000 will total approximately $9.0 million to $11.0 million, reflecting the cost of building out new office space, continued system improvements and the construction of a third call center, but the actual amount of those expenditures may vary significantly, depending upon, among other things, the extent to which the Company determines to update the capacity of its data center and to acquire additional computer equipment. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through December 2005.

    The Company has a $15.0 million unsecured working capital line of credit with a bank. Borrowing availability on the working capital line of credit is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit bear interest at the bank's prime rate (9.5% at June 30, 2000). The working capital line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1,250,000 in the aggregate. At
June 30, 2000, there were no borrowings outstanding under the working capital line of credit. Borrowing availability at June 30, 2000 was $14.0 million for the working capital line of credit. The Company's agreement with the bank contains covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in August 2001.

    Lightbridge considers earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be meaningful given the impact on operating income from non-cash expenses such as depreciation of property and equipment and the amortization of intangible assets. EBITDA and after-tax cash flow should not be considered in isolation from, or as a substitute for, operating income, net income or cash flow and other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles or as a measure of Lightbridge's profitability or liquidity. Although these measures of performance are not calculated in accordance with generally accepted accounting principles, Lightbridge believes they are widely used in the telecommunications industry as a measure of a company's operating performance because they assist in comparing companies on a more consistent basis without regard to depreciation and amortization which can vary significantly depending on accounting methods (particularly when acquisitions are involved). EBITDA increased by 44.4% to $7.5 million in the three months ended June 30, 2000, from $5.2 million in the three months ended June 30, 1999. For the six months ended June 30, 2000 EBITDA increased 38.4% to $13.9 million from $10.0 million for the six months ended June 30, 1999. The increase for the three and six months ended June 30, 2000 resulted primarily from an increase in operating income.

    As of June 30, 2000, Lightbridge had cash and cash equivalents of $37.6 million and working capital of $43.4 million. Lightbridge believes that the current cash balances and funds available under the existing line of credit, together with cash flows provided by operations, will be sufficient to finance Lightbridge's operations and capital expenditures for at least the next twelve months.

INFLATION

    Although certain of Lightbridge's expenses increase with general inflation in the economy, inflation has not had a material impact on Lightbridge's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards applicable to the manner in which Lightbridge accounts for derivative instruments in its annual financial statements commencing with the first quarter of 2001. Lightbridge has not yet determined the effect that adoption will have on its consolidated financial statements.

    Staff Accounting Bulletin No. 101 ("SAB 101") was released on December 3, 1999 and provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Lightbridge believes that its revenue recognition practices are substantially in compliance with SAB 101 and does not expect that SAB 101 will have a material effect on its consolidated financial position or results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held a Special Meeting in Lieu of Annual Meeting of Stockholders on May 25, 2000 at which Debora J. Wilson was re-elected at Class I director. Ms. Wilson received 14,557,919 votes for re-election and 165,074 votes were withheld. The other directors of the Company consist of D. Quinn Mills and Andrew G. Mills who are Class II Directors and whose terms expire in 2001 and Pamela D.A. Reeve and Torrence C. Harder, who are Class III Directors and whose terms expire in 2002.

    In addition, separate proposals to amend the Company's 1996 Incentive and Nonqualified Stock Option Plan and 1996 Employee Stock Purchase Plan were approved. The proposal to increase the number of shares available for the grant of options under the 1996 Incentive and Nonqualified Stock Option Plan from 1,000,000 shares to 2,350,000 shares received 7,601,058 votes for, 3,445,673 votes against and 37,906 votes abstained. The proposal to increase the number of shares available under the 1996 Employee Stock

Purchase Plan from 100,000 shares to 200,000 shares, received 10,591,952 votes for, 463,995 votes against and 28,690 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         NO.            DESCRIPTION
---------------------   -----------
10.1                    Employment Agreement dated as of May 25, 2000 between the
                        Company and Harlan Plumley.
10.2                    Loan Agreement dated August 11, 2000 between the Company and
                        Silicon Valley Bank
10.3*                   1996 Incentive and Non-Qualified Stock Option Plan (as
                        amended)
10.4**                  1996 Employee Stock Purchase Plan (as amended)
10.5                    1998 Non-Statutory Stock Option Plan (as amended)
27.1                    Financial Data Schedule for the three months ended June 30,
                        2000
99.1                    Information set forth under the heading "ITEM 1A. Risk
                        Factors" in the Annual Report on Form 10-K of the Company
                        for the year ended December 31, 1999 is incorporated herein by reference

* Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration number 333-43588), as filed with the Securities and Exchange Commission on August 11, 2000.

** Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration number 333-43586), as filed with the Securities and Exchange Commission on August 11, 2000.

(b) Reports on Form 8-K

    Lightbridge did not file any Current Report on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIGHTBRIDGE, INC.
                                                       BY:  /S/ HARLAN PLUMLEY
                                                            -----------------------------------------
                                                            Harlan Plumley
                                                            Vice President, Chief Financial Officer
                                                              and Treasurer
                                                              (Principal Financial and Accounting
                                                              Officer)
Date:  August 14, 2000