Form 10-Q
period 2000-09-30
LIGHTBRIDGE INC
filed 2000-11-08
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of November 7, 2000, there were 17,489,238 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIGHTBRIDGE, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

                         PART I. FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets as of September 30, 2000 and December 31,
           1999......................................................      3

         Income Statements for the three months ended September 30,
           2000
           and September 30, 1999....................................      4

         Income Statements for the nine months ended September 30,
           2000 and September 30, 1999...............................      5

         Statements of Cash Flows for the nine months ended
           September 30, 2000 and September 30, 1999.................      6

         Notes to Unaudited Condensed Consolidated Financial
           Statements................................................      7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................      9

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES........     17

                          PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     18

SIGNATURE............................................................     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $38,935,879    $35,477,909
  Accounts receivable, net..................................    25,239,855     16,785,873
  Other current assets......................................     1,518,196      1,970,393
                                                               -----------    -----------
    Total current assets....................................    65,693,930     54,234,175
Property and equipment, net.................................    22,226,201     17,367,173
Acquired intangible assets, net.............................     1,357,083      2,347,217
Other assets, net...........................................     1,884,059      1,908,165
                                                               -----------    -----------
        Total assets........................................   $91,161,273    $75,856,730
                                                               ===========    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $18,041,074    $14,049,209
  Short-term borrowings and current portion of notes
    payable.................................................            --        500,000
  Deferred revenues.........................................     2,746,290      2,914,155
                                                               -----------    -----------
    Total current liabilities...............................    20,787,364     17,463,364
  Other long-term liabilities...............................       848,858        910,463
  Notes payable.............................................            --        191,109
                                                               -----------    -----------
    Total liabilities.......................................    21,636,222     18,564,936
                                                               -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued or outstanding at
    September 30, 2000 or December 31, 1999.................            --             --
  Common stock, $.01 par value; 60,000,000 shares
    authorized; 18,363,253 and 17,510,661 shares issued and
    17,453,510 and 16,618,756 shares outstanding at
    September 30, 2000 and December 31, 1999,
    respectively............................................       183,631        175,105
  Additional paid-in capital................................    61,342,103     58,297,842
  Warrants..................................................       206,375        398,875
  Retained earnings.........................................    10,537,325      1,164,355
                                                               -----------    -----------
    Total...................................................    72,269,434     60,036,177
  Less:  treasury stock, at cost............................    (2,744,383)    (2,744,383)
                                                               -----------    -----------
    Total stockholders' equity..............................    69,525,051     57,291,794
                                                               -----------    -----------
        Total liabilities and stockholders' equity..........   $91,161,273    $75,856,730
                                                               ===========    ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues:
  Transaction...............................................  $23,413,727   $15,225,402
  Software licensing and maintenance........................    3,703,272     5,313,696
  Consulting services.......................................    4,032,752     3,276,846
                                                              -----------   -----------
    Total revenues..........................................   31,149,751    23,815,944
                                                              -----------   -----------
Cost of revenues:
  Transaction...............................................   12,285,402     7,060,653
  Software licensing and maintenance........................    1,482,676     1,645,720
  Consulting services.......................................    1,733,166     2,279,746
                                                              -----------   -----------
    Total cost of revenues..................................   15,501,244    10,986,119
                                                              -----------   -----------
Gross profit................................................   15,648,507    12,829,825
                                                              -----------   -----------
Operating expenses:
  Development costs.........................................    3,955,195     3,309,686
  Sales and marketing.......................................    2,205,421     1,703,103
  General and administrative................................    3,717,686     3,094,646
  Amortization of goodwill and acquired workforce...........      119,849       348,256
                                                              -----------   -----------
    Total operating expenses................................    9,998,151     8,455,691
                                                              -----------   -----------
Income from operations......................................    5,650,356     4,374,134
Other income (expense):
  Interest income...........................................      367,871       180,920
  Interest expense..........................................      (45,508)      (29,121)
  Other non-operating (expense) income......................      (25,542)       36,622
                                                              -----------   -----------
Income before provision for income taxes....................    5,947,177     4,562,555
Provision for income taxes..................................    2,378,870     2,236,000
                                                              -----------   -----------
Net income..................................................  $ 3,568,307   $ 2,326,555
                                                              ===========   ===========
Basic earnings per common share.............................  $      0.21   $      0.14
                                                              ===========   ===========
Diluted earnings per common share...........................  $      0.19   $      0.13
                                                              ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues:
  Transaction...............................................  $65,522,576   $44,044,602
  Software licensing and maintenance........................   10,465,822    10,324,005
  Consulting services.......................................    9,662,211    11,030,516
                                                              -----------   -----------
      Total revenues........................................   85,650,609    65,399,123
                                                              -----------   -----------

Cost of revenues:
  Transaction...............................................   33,382,193    21,138,507
  Software licensing and maintenance........................    4,636,203     3,609,752
  Consulting services.......................................    5,118,992     6,077,366
                                                              -----------   -----------
      Total cost of revenues................................   43,137,388    30,825,625
                                                              -----------   -----------
Gross profit................................................   42,513,221    34,573,498
                                                              -----------   -----------

Operating expenses:
  Development...............................................   11,997,229     9,048,673
  Sales and marketing.......................................    6,361,402     5,746,760
  General and administrative................................    9,073,020     8,666,264
  Amortization of goodwill and acquired workforce...........      501,584     1,044,770
                                                              -----------   -----------
      Total operating expenses..............................   27,933,235    24,506,467
                                                              -----------   -----------
Income from operations......................................   14,579,986    10,067,031

Other income (expense):
  Interest income...........................................    1,036,772       500,005
  Interest expense..........................................      (53,545)     (103,181)
  Other non-operating income................................      125,627       505,923
                                                              -----------   -----------
Income before provision for income taxes....................   15,688,840    10,969,778
Provision for income taxes..................................    6,315,870     5,376,000
                                                              -----------   -----------
Net income..................................................  $ 9,372,970   $ 5,593,778
                                                              ===========   ===========
Basic earnings per common share.............................  $      0.55   $      0.35
                                                              ===========   ===========
Diluted earnings per common share...........................  $      0.51   $      0.32
                                                              ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Cash Flows From Operating Activities:
  Net income................................................  $ 9,372,970   $ 5,593,778
  Gain on sale of investment................................           --      (414,725)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    7,497,692     6,583,868
    Changes in assets and liabilities:
      Accounts receivable...................................   (8,453,982)   (2,334,976)
      Other assets..........................................      398,743       375,086
      Accounts payable and accrued liabilities..............    3,991,866     2,678,942
      Deferred revenues.....................................     (167,865)    1,525,896
      Other liabilities.....................................      (61,606)      399,875
                                                              -----------   -----------
  Net cash provided by operating activities.................   12,577,818    14,407,744
                                                              -----------   -----------
Cash Flows From Investing Activities:
    Principal payments--note receivable from officer........           --        25,328
    Purchases of property and equipment.....................  (11,268,251)   (6,320,611)
    Proceeds from sale of investment........................           --       550,378
                                                              -----------   -----------
  Net cash used in investing activities.....................  (11,268,251)   (5,744,905)
                                                              -----------   -----------
Cash Flows From Financing Activities:
    Principal payments on notes payable.....................           --      (527,769)
    Principal payments under capital lease obligations......           --       (44,440)
    Proceeds from issuance of common stock..................    1,931,193     1,067,699
    Proceeds from exercise of warrants......................      217,210       156,250
                                                              -----------   -----------
  Net cash provided by financing activities.................    2,148,403       651,740
                                                              -----------   -----------
Net increase in cash and cash equivalents...................    3,457,970     9,314,579
Cash and cash equivalents, beginning of period..............   35,477,909    16,436,995
                                                              -----------   -----------
Cash and cash equivalents, end of period....................  $38,935,879   $25,751,574
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

2. SIGNIFICANT ACCOUNTING POLICIES:

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    Based upon the manner in which management and the Board of Directors monitor its operations, Lightbridge operates in three distinct segments consisting of the transaction business, the software licensing and maintenance business, and the consulting services business. Within these three segments, performance is measured based on gross profit realized from each segment. Information about costs and expenses, other than costs of revenues, and assets and cash flows is not reported by segment. Information about revenues and cost of revenues of each segment is shown separately on the statement of operations. There are no transactions between segments.

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

    A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                -----------------------   -----------------------
                                   2000         1999         2000         1999
                                ----------   ----------   ----------   ----------
Shares for basic earnings per
  share.......................  17,224,323   16,168,520   16,934,510   15,960,472
Effect of dilutive options and
  warrants....................   1,259,009    2,094,659    1,566,672    1,588,664
                                ----------   ----------   ----------   ----------
Shares for diluted earnings
  per share...................  18,483,332   18,263,179   18,501,182   17,549,136
                                ==========   ==========   ==========   ==========

    No adjustments were made to net income in computing diluted earnings per share.

SUPPLEMENTAL CASH FLOW INFORMATION

    The Company entered into the following noncash transactions:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Application of note to exercise warrants................  $691,109   $     --
                                                          ========   ========

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Lightbridge will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on Lightbridge's consolidated results of operations, financial position or cash flows.

    Staff Accounting Bulletin No. 101 ("SAB 101") was released on December 3, 1999 and provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Lightbridge believes that its revenue recognition practices are in compliance with SAB 101 and does not expect that SAB 101 will have a material effect on its consolidated financial position or results of operations.

3.  COMMITMENTS AND CONTINGENCIES

    LEASES--Lightbridge has noncancelable operating lease agreements for office space and certain equipment.

    Future minimum payments under operating leases consisted of the following at September 30, 2000:

                                                               OPERATING
                                                                LEASES
                                                              -----------
2000........................................................  $ 1,064,853
2001........................................................    4,577,189
2002........................................................    3,740,299
2003........................................................    3,355,194
2004........................................................    1,543,673
Thereafter..................................................      499,907
                                                              -----------
Total minimum lease payments................................  $14,781,115
                                                              ===========

4. SUBSEQUENT EVENT

    On October 26, 2000, Lightbridge announced that it had signed a definitive merger agreement with Corsair Communications, Inc. ("Corsair"). Under the terms of the agreement Corsair will become a wholly owned subsidiary of Lightbridge and each share of Corsair's outstanding common stock will be exchanged for
0.5978 shares of Lightbridge's common stock. Total shares issued by Lightbridge will be approximately 10.5 million. The transaction is anticipated to close in the first calendar quarter of 2001, and is expected to be accounted for as a pooling of interest.

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

    Lightbridge's transaction revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers. Lightbridge's offerings include credit evaluation services, screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing call center services. These services are provided pursuant to contracts with carriers which specify the services to be utilized and the markets to be served. Lightbridge's clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on industry, seasonal and retail trends, the success of the carriers utilizing Lightbridge's services in attracting subscribers and the markets served by Lightbridge's clients. Transaction revenues are recognized in the period in which the services are performed.

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

    During the first nine months of 2000, Lightbridge continued its efforts to complete development of in-process technology obtained through the acquisition of Coral Systems Inc. ("Coral") in November 1997. Lightbridge completed beta testing of FraudBuster 5.0, which contains enhancements in performance, scalability and functionality, during the second quarter of 2000. Lightbridge deployed FraudBuster 5.0 for two clients during the quarter ended September 30, 2000. Lightbridge commenced Beta testing of Alias 2.0 and @Risk, which are complimentary to FraudBuster and contain new subscription fraud detection tools. Both products are currently scheduled to be generally released in the first quarter of 2001. If Lightbridge is unsuccessful in completing these projects, Lightbridge's business, financial condition, results of operations and cash flows could be materially adversely affected.

    Substantially all of Lightbridge's revenues historically have been derived from clients located in the United States, and Lightbridge expects that domestic sales will continue to account for a substantial portion of its revenues for the remainder of 2000.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                            THREE MONTHS           NINE MONTHS ENDED
                                                         ENDED SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------      -------------------
                                                           2000       1999          2000       1999
                                                         --------   --------      --------   --------
Revenues:
  Transaction......................................        75.2%      63.9%         76.5%      67.3%
  Software licensing and maintenance...............        11.9       22.3          12.2       15.8
  Consulting services..............................        12.9       13.8          11.3       16.9
                                                          -----      -----         -----      -----
    Total revenues.................................       100.0      100.0         100.0      100.0
                                                          -----      -----         -----      -----
Cost of revenues:
  Transaction......................................        39.4       29.6          39.0       32.3
  Software licensing and maintenance...............         4.8        6.9           5.4        5.5
  Consulting services..............................         5.6        9.6           6.0        9.3
                                                          -----      -----         -----      -----
  Total cost of revenues...........................        49.8       46.1          50.4       47.1
                                                          -----      -----         -----      -----
Gross profit.......................................        50.2       53.9          49.6       52.9
                                                          -----      -----         -----      -----
Operating expenses:
  Development......................................        12.7       13.9          14.0       13.8
  Sales and marketing..............................         7.1        7.1           7.5        8.8
  General and administrative.......................        11.9       13.0          10.6       13.3
  Amortization of goodwill and acquired
    workforce......................................         0.4        1.5           0.5        1.6
                                                          -----      -----         -----      -----
    Total operating expenses.......................        32.1       35.5          32.6       37.5
                                                          -----      -----         -----      -----
Income from operations.............................        18.1       18.4          17.0       15.4
Other income, net..................................         1.0        0.8           1.3        1.4
                                                          -----      -----         -----      -----
Income before provision for income taxes...........        19.1       19.2          18.3       16.8
Provision for income taxes.........................         7.6        9.4           7.4        8.2
                                                          -----      -----         -----      -----
Net income.........................................        11.5%       9.8%         10.9%       8.6%
                                                          =====      =====         =====      =====

    THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED
     SEPTEMBER 30, 1999

    REVENUES. Revenues increased by 30.8% to $31.1 million in the three months ended September 30, 2000 from $23.8 million in the three months ended
September 30, 1999.

    Transaction revenues increased by 53.8% to $23.4 million in the three months ended September 30, 2000 from $15.2 million in the three months ended
September 30, 1999, while increasing as a percentage of total revenues to 75.2% from 63.9%. The increase in transaction revenues for the three months ended September 30, 2000 was due to increased volume of qualification and activation transactions processed for carrier clients, including new clients, and an increase in special program efforts through Lightbridge's TeleServices Call Center, which are generally not provided under a long-term contract. Lightbridge believes that its transaction revenues also benefited directly from client promotional activities generally attributable to the current competitive market for wireless services.

    Lightbridge anticipates that the volume of transaction-based activities will increase in the quarter ending December 31, 2000. However, the volume of transaction-based activities may vary based on special program efforts through Lightbridge's TeleServices Call Center or other factors. Lightbridge's transaction revenues will continue to reflect in large part the industry's rate of growth of new subscribers and seasonal trends as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will slow in upcoming years while the rate of subscriber churn will remain fairly constant.

    Software licensing and maintenance revenues decreased by 30.3% to $3.7 million in the three months ended September 30, 2000 from $5.3 million in the three months ended September 30, 1999, while decreasing as a percentage of total revenues to 11.9% from 22.3%. The decrease in software licensing and maintenance revenues for the three months ended September 30, 2000 was primarily due to a major deployment of Lightbridge's Retail Management System product during the third quarter of 1999.

    Lightbridge currently anticipates a slight decrease in demand for its software licensing and maintenance revenues for the remainder of 2000 as its customers are focused on the upcoming retail season and typically do not commence projects in this period. Lightbridge believes that its software licensing and maintenance revenues for 2000 will approximate software licensing and maintenance revenues recorded for the year ended December 31, 1999. Actual results for 2000 will, however, be subject to a number of uncertainties, some of which are not within Lightbridge's control. In particular, Lightbridge believes that software licensing revenues are subject to fluctuation and are more difficult to anticipate than Lightbridge's other types of revenues. This is due to the relatively large dollar magnitude and long sales cycles for software licenses. The sales cycles for domestic software licenses generally extend from three to six months and may extend as long as twelve months; sales cycles for software licenses sold to international clients often are longer. The predictability of software licensing revenue is further impeded because Lightbridge's licensed software is a discretionary purchase for most customers. As a result of the foregoing, a small number of licensing transactions may have a significant effect on Lightbridge's software licensing revenues within a given quarter.

    Consulting services revenues increased by 23.1% to $4.0 million in the three months ended September 30, 2000 from $3.3 million in the three months ended September 30, 1999, while decreasing as a percentage of total revenues to 12.9% from 13.8%. The increase in consulting services revenues for the three months ended September 30, 2000 was due to an increase in demand for the Company's consulting services. Lightbridge currently anticipates that its consulting services revenue for the year 2000 as a whole will approximate the level achieved in 1999 as Lightbridge continues to standardize its consulting services offerings and to build its consulting capabilities.

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

    Transaction cost of revenues increased by 74.0% to $12.3 million in the three months ended September 30, 2000 from $7.1 million in the three months ended September 30, 1999, while increasing as a percentage of total transaction revenues to 52.5% from 46.4%. The increase in transaction cost of revenues for the three months ended September 30, 2000 resulted from increases in transaction volume and costs attributable to expansion of Lightbridge's staff and systems capacity and an increase in the level of temporary labor used, particularly for Lightbridge's TeleServices Call Centers. Transaction cost of revenues was also affected by a shift in the mix of services provided during the quarter. Lightbridge anticipates that transaction cost of revenues will decline slightly as a percentage of transaction revenues during the quarter ending December 31, 2000.

    Software licensing and maintenance cost of revenues decreased by 9.9% to $1.5 million in the three months ended September 30, 2000 from $1.6 million in the three months ended September 30, 1999, while increasing as a percentage of total software licensing and maintenance revenues to 40.0% from 31.0%. The increase in software licensing and maintenance cost of revenues as a percentage of total software licensing and maintenance revenues for the three months ended September 30, 2000 was primarily due to a high proportion of licensing revenue in the third quarter of 1999 attributable to a major deployment of Lightbridge's Retail Management System product. The licensing component of software licensing and maintenance revenues generally has higher margins than the maintenance component.

    Consulting services cost of revenues decreased by 24.0% to $1.7 million in the three months ended September 30, 2000 from $2.3 million in the three months ended September 30, 1999, while decreasing as a percentage of total consulting services revenues to 43.0% from 69.6%. The decrease in consulting services cost of revenues was attributable primarily to the allocation of consulting resources to other areas of the Company. The decrease in consulting services cost of revenue as a percentage of consulting revenues during the three months ended September 30, 2000 was due to increased utilization of the consulting resources.

    DEVELOPMENT. Development expenses include software development costs, which consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

    Development expenses increased by 19.5% to $4.0 million in the three months ended September 30, 2000 from $3.3 million in the three months ended
September 30, 1999, while decreasing as a percentage of total revenues to 12.7% from 13.9%. The increase in costs for the three months ended September 30, 2000 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts were the development of enhanced versions of its Fraud Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System and development of its Fraud Management software products, Alias and @Risk. In addition, Lightbridge continued deployment of its Customer Acquisition System for its first international client in Brazil, which is scheduled to be generally completed in the first half of 2001. Lightbridge expects to continue to increase the dollar amount of its engineering and development efforts in order to continue enhancing its existing products and services, including its Channel Solutions and Fraud Management products and services, as well as to develop new products and services. As a result, Lightbridge expects that its development expenses will be slightly higher during the last three months of 2000 than during the three months ended September 30, 2000.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

    Sales and marketing expenses increased by 29.5% to $2.2 million for the three months ended September 30, 2000 from $1.7 million in the three months ended September 30, 1999, while remaining at 7.1% of total revenues. The increase in sales and marketing expense was due to the addition of direct sales and product marketing personnel, increased customer events and marketing spending during the quarter ended September 30, 2000. Lightbridge expects to further invest in sales and marketing efforts, both domestically and internationally, in order to increase its penetration of existing accounts and to add new clients and markets. As a result, Lightbridge expects that its sales and marketing expenses as a percentage of total revenues will be slightly higher for the remainder of 2000 than during the three months ended September 30, 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services.

    General and administrative expenses increased by 20.1% to $3.7 million in the three months ended September 30, 2000 from $3.1 million in the three months ended September 30, 1999, while decreasing as a percentage of total revenues to 11.9% from 13.0%. The increase was primarily due to higher usage of external consulting for strategic reviews and recruiting fees for additional hires. Lightbridge expects that its general and administrative expenses during the last three months of 2000 will decrease slightly from the quarter ended September 30, 2000.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired workforce consists of amortization expense of certain acquired intangible assets from the acquisition of Coral Systems, Inc.

    Amortization of goodwill and acquired workforce expense decreased by 65.6% to $0.1 million in the three months ended September 30, 2000 from $0.3 million in the three months ended September 30, 1999 and also decreased as a percentage of total revenues to 0.4% from 1.5%. The decrease was due to the write-off during the fourth quarter of 1999 of the remainder of the net goodwill balance and a portion of the acquired workforce asset to reflect the return of a portion of the shares escrowed at the time of the Coral acquisition in settlement of claims made by Lightbridge. Goodwill and acquired workforce are fully amortized at September 30, 2000.

    OTHER INCOME, NET.  Other income, net in the three months ended
September 30, 2000 consisted predominantly of interest income and interest expense. Other income, net increased by 57.5% to $0.3 million in the three months ended September 30, 2000 from $0.2 million in the three months ended September 30, 1999. This was primarily due to a $0.2 million increase in interest income as a result of higher average cash balances during the three months ended September 30, 2000. The increase in interest income was partially offset by a decrease in other income and expenses of approximately $0.1 million due to a decrease in sublease income from the termination of a subrental agreement during the quarter ended September 30, 2000.

    PROVISION FOR INCOME TAXES. Lightbridge's effective tax rate was 40.0% and 49.0% for the three months ended September 30, 2000 and 1999, respectively. The relatively high effective tax rate for 1999 resulted from the amortization of goodwill related to Lightbridge's acquisition of Coral, which was recognized as an expense for accounting purposes, but was not deductible for tax purposes. Lightbridge anticipates that its effective tax rate for the year ending December 31, 2000 will be approximately 40%. The actual effective tax rate for 2000 may vary from Lightbridge's estimates due to factors that may cause Lightbridge's actual pretax book income for the year to differ from Lightbridge's internal estimates. Lightbridge has net operating loss carryforwards for federal income tax purposes which were acquired from Coral. These net operating loss carryforwards are limited in use and therefore a valuation allowance has been established against a portion of the deferred tax assets as their full realization is not assured.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    REVENUES. Revenues increased by 31.0% to $85.7 million in the nine months ended September 30, 2000 from $65.4 million in the nine months ended
September 30, 1999.

    Transaction revenues increased by 48.8% to $65.5 million in the nine months ended September 30, 2000 from $44.0 million in the nine months ended
September 30, 1999. The increase in transaction revenues for the nine months ended September 30, 2000 was due to increased volume of qualification and activation transactions processed for carrier clients, including new clients, and an increase in special program efforts through Lightbridge's TeleServices Call Centers, which are generally not provided under a long-term contract.

    Software licensing and maintenance revenues increased by 1.4% to $10.5 million in the nine months ended September 30, 2000 from $10.3 million in the nine months ended September 30, 1999. The increase in software licensing and maintenance revenues for the nine months ended September 30, 2000 resulted from an increase in maintenance revenues.

    Consulting services revenues decreased by 12.4% to $9.7 million in the nine months ended September 30, 2000 from $11.0 million in the nine months ended September 30, 1999. The decrease in consulting services revenues for the nine months ended September 30, 2000 was due to a decrease in demand for the Company's consulting services. In addition, consulting services revenues for the nine months ended September 30, 1999 were higher than expected principally as a result of one large engagement during the second quarter of 1999.

    COST OF REVENUES. Transaction cost of revenues increased by 57.9% to $33.4 million in the nine months ended September 30, 2000 from $21.1 million in the nine months ended September 30, 1999, while increasing as a percentage of total transaction revenues to 50.9% from 48.0%. The increase in transaction cost of revenues for the nine months ended September 30, 2000 resulted from increased transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The increase in transaction cost of revenues as a percentage of total transaction revenues for the nine months ended
September 30, 2000 resulted from increases in transaction volume and costs attributable to expansion of Lightbridge's staff and systems capacity, particularly for Lightbridge's TeleServices Call Centers. Transaction cost of revenues was also affected by an increase in the level of temporary labor used and a shift in the mix of services provided during the nine months ended September 30, 2000.

    Software licensing and maintenance cost of revenues increased by 28.4% to $4.6 million in the nine months ended September 30, 2000 from $3.6 million in the nine months ended September 30, 1999, while increasing as a percentage of total software licensing and maintenance revenues to 44.3% from 35.0%. The dollar increase in software licensing and maintenance cost of revenues for the nine months ended September 30, 2000 was primarily due to an increase in personnel in connection with an increase in maintenance contracts and the deployment and testing of FraudBuster 5.0. The increase in software licensing and maintenance cost of revenues as a percentage of total software licensing and maintenance revenues for the nine months ended September 30, 2000 resulted from a higher percentage of software maintenance revenues during that period when compared to the same period in the prior year. The software maintenance component of software licensing and maintenance revenues generally has lower margins than the software licensing component.

    Consulting services cost of revenues decreased by 15.8% to $5.1 million in the nine months ended September 30, 2000 from $6.1 million in the nine months ended September 30, 1999, while decreasing as a percentage of total consulting services revenues to 53.0% from 55.1%. The dollar decrease in consulting services cost of revenues for the nine months ended September 30, 2000 was due to the decrease in consulting services revenue from the prior year and the allocation of resources to other departments in the Company. The decrease in consulting services cost of revenues as a percentage of consulting revenues for the nine months ended September 30, 2000 resulted from a higher utilization of consulting resources during the same period.

    DEVELOPMENT. Development expenses increased by 32.6% to $12.0 million in the nine months ended September 30, 2000 from $9.0 million in the nine months ended September 30, 1999. The increase in costs for the nine months ended September 30, 2000 resulted primarily from the addition of engineering personnel necessary to support the Company's product development plans.

    SALES AND MARKETING. Sales and marketing expenses increased by 10.7% to $6.4 million in the nine months ended September 30, 2000 from $5.7 million in the nine months ended September 30, 1999. The increase for the nine months ended September 30, 2000 was due to the increased use of marketing programs, including trade shows and an increase in sales and marketing personnel.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 4.7% to $9.1 million in the nine months ended September 30, 2000 from $8.7 million in the nine months ended September 30, 1999. The increase for the nine months ended September 30, 2000 was primarily due to higher usage of external consulting for strategic reviews and recruiting fees for additional hires.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired work force expense decreased by 52.0% to $0.5 million in the nine months ended September 30, 2000 from

$1.0 million in the nine months ended September 30, 1999. The decrease in amortization of goodwill and acquired workforce was due to the write-off during the fourth quarter of 1999 of the remainder of the net goodwill balance and a portion of the acquired workforce asset to reflect the return of a portion of the shares escrowed at the time of the Coral acquisition in settlement of claims made by Lightbridge.

    OTHER INCOME, NET.  Other income, net in the nine months ended
September 30, 2000 consisted predominantly of interest income and interest expense. Other income, net increased by 22.8% to $1.1 million in the nine months ended September 30, 2000 from $0.9 million in the nine months ended
September 30, 1999. This increase was primarily due to a $0.5 million increase in interest income as a result of higher average cash balances during the nine months ended September 30, 2000. The increase in interest income was offset by a decrease in other income and expenses due to a nonrecurring gain on a sale of investments of $0.4 million during the nine months ended September 30, 1999.

    PROVISION FOR INCOME TAXES. During the nine months ended September 30, 2000 and 1999, the Company's effective tax rate was 40.0% and 49.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, Lightbridge had cash and cash equivalents of $38.9 million. Lightbridge's working capital increased by 22.0% to $44.9 million at September 30, 2000 from $36.8 million at December 31, 2000. The increase in working capital was primarily due to an increase in cash and accounts receivable as a result of an increase in revenues. In addition, the short term borrowing balance decreased due to Lightbridge calling the outstanding balance of subordinated notes during the quarter ended
September 30, 2000 (See Note 2 to Unaudited Condensed Consolidated Financial Statements). The increase in cash and accounts receivable was slightly offset by an increase in Lightbridge's accounts payable and accrued liabilities principally due to capital expenditures for construction of a third call center and new space buildouts during the three months ended September 30, 2000.

    During the first nine months of 2000 the Company generated cash flows from operating and financing activities of $12.6 million and $2.1 million, respectively, and used $11.3 million in investing activities.

    The Company's capital expenditures totaled $5.5 million and $11.3 million, respectively, for the three and nine months ended September 30, 2000 and $2.7 million and $6.3 million, respectively, for the three and nine months ended September 30, 1999. The capital expenditures during these periods were principally for the Company's services delivery infrastructure and computer equipment for development activities. In addition, during the three months ended September 30, 2000 capital expenditures included construction of a third call center and new space build-outs. The Company currently estimates that its capital expenditures for the remainder of 2000 will total approximately
$5.0 million to $6.0 million, reflecting the completion of a third call center, continued system improvements and the cost of building out new office space. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2006.

    The Company has a $15.0 million unsecured working capital line of credit with a bank. Borrowing availability on the working capital line of credit is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit bear interest at the bank's prime rate (9.5% at September 30, 2000). The working capital line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1.25 million in the aggregate. At September 30, 2000, there were no borrowings outstanding under the working capital line of credit. Borrowing availability at September 30, 2000 was $14.0 million for the working capital line of credit. The Company's agreement with the bank contains covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in August 2001. At September 30, 2000 the Company has an outstanding letter of credit in the amount of $1.0 million which expires in May 2002.

    Lightbridge considers earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be meaningful given the impact on operating income from non-cash expenses such as depreciation of property and equipment and the amortization of intangible assets. EBITDA should not be considered in isolation from, or as a substitute for, operating income, net income or cash flow and other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles or as a measure of Lightbridge's profitability or liquidity. Although this measure of performance is not calculated in accordance with generally accepted accounting principles, Lightbridge believes it is widely used in the telecommunications industry as a measure of a company's operating performance because it assists in comparing companies on a more consistent basis without regard to depreciation and amortization which can vary significantly depending on accounting methods (particularly when acquisitions are involved). EBITDA increased by 23.7% to $8.2 million in the three months ended September 30, 2000, from $6.6 million in the three months ended September 30, 1999. For the nine months ended
September 30, 2000 EBITDA increased 32.6% to $22.1 million from $16.7 million for the nine months ended September 30, 1999. The increase for the three and nine months ended September 30, 2000 resulted primarily from an increase in operating income.

INFLATION

    Although certain of Lightbridge's expenses increase with general inflation in the economy, inflation has not had a material impact on Lightbridge's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Lightbridge will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on Lightbridge's consolidated results of operations, financial position or cash flows.

    Staff Accounting Bulletin No. 101 ("SAB 101") was released on December 3, 1999 and provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Lightbridge believes that its revenue recognition practices are in compliance with SAB 101 and does not expect that SAB 101 will have a material effect on its consolidated financial position or results of operations.

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

    Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to Lightbridge's financial position or results of operations during the nine months ended September 30, 2000. The effect of a similar hypothetical change in interest rates on Lightbridge's variable-rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under Lightbridge's credit arrangements.

    For additional information about Lightbridge's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         NO.            DESCRIPTION
---------------------   -----------
10.1                    Office lease dated August 15, 2000 between the Company and
                        Arthur Pappathanasi, Trustee 330 Scangas Nominee Trust
27.1                    Financial Data Schedule for the three months ended
                        September 30, 2000
99.1                    Information set forth under the heading "ITEM 1A. Risk
                        Factors" in the Annual Report on Form 10-K of the Company
                        for the year ended December 31, 1999 is incorporated herein by reference

(b) Reports on Form 8-K

    Lightbridge did not file any Current Report on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIGHTBRIDGE, INC.
                                                       BY:  /S/ HARLAN PLUMLEY
                                                            -----------------------------------------
                                                            Harlan Plumley
                                                            VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                              AND TREASURER
                                                              (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                              OFFICER)
Date: November 8, 2000