Form 10-K405
period 2000-12-31
LIGHTBRIDGE INC
filed 2001-04-02
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-21319
                            ------------------------
                               LIGHTBRIDGE, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-3065140
          (State of incorporation)                   (IRS Employer Identification No.)

           67 SOUTH BEDFORD STREET                                 01803
          Burlington, Massachusetts                             (Zip Code)

                                 (781) 359-4000
              (Registrant's telephone number, including area code)
                            ------------------------

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: common stock, $.01 par value per share

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 22, 2001 was $251,600,360, based on a total of 25,640,801 shares held by nonaffiliates and on a closing price of $9.8125 as reported on The Nasdaq Stock Market (National Market System).

    The number of shares of common stock outstanding as of March 22, 2001 was 27,641,781.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A with regard to its 2001 annual meeting of stockholders or special meeting in lieu thereof within 120 days of the end of the fiscal year ended December 31, 2000. Certain portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                            --------
PART I
Item 1.       Business....................................................      2
Item 1A.      Risk Factors................................................     13
Item 2.       Properties..................................................     24
Item 3.       Legal Proceedings...........................................     24
Item 4.       Submission of Matters to a Vote of Security Holders.........     25
PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................     25
Item 6.       Selected Financial Data.....................................     26
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     27
Item 7A.      Quantitative and Qualitative Market Risk Disclosures........     35
Item 8.       Financial Statements and Supplementary Data.................     36
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     36
PART III
Item 10.      Directors and Executive Officers of the Registrant..........     37
Item 11.      Executive Compensation......................................     37
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................     37
Item 13.      Certain Relationships and Related Transactions..............     37
PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................     38
SIGNATURES................................................................     41

                            ------------------------

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH BELOW IN "ITEM 1A. RISK FACTORS," THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. LIGHTBRIDGE UNDERTAKES NO OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS IT MAKES.

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    Lightbridge, Inc. ("Lightbridge") develops, markets and supports a suite of integrated products and services that enable telecommunications carriers to improve their customer acquisition, service provisioning, retention and fraud management processes. Lightbridge's software-based solutions are delivered primarily on an outsourcing and service bureau basis. Lightbridge also derives revenues from software licensing transactions and consulting services. Lightbridge's transaction-based solutions combine the advantages of distributed access and workflow management, centrally managed client-specified business policies, and links to carrier and third-party systems. While its solutions historically have been delivered primarily to wireless carriers, Lightbridge began providing service to its first wireline client, a competitive local exchange carrier ("CLEC"), in 1998. The open architecture underlying Lightbridge's software applications supports the development of flexible, integrated solutions, regardless of the type of wireless or wireline service provided by a client and independent of the client's computing environment. Lightbridge's depth of experience as a provider of these solutions to wireless telecommunications carriers and to carriers offering converged telecommunications services positions Lightbridge to broaden its offerings to other telecommunications service and mobile commerce providers.

    Lightbridge offers on-line, real-time transaction processing and call center services to aid telecommunications carriers in qualifying and activating applicants for service, as well as software-based point-of-sale support services for a variety of distribution channels, including dealers and agents, mass market retail stores and Internet commerce. Lightbridge develops and implements interfaces that integrate its acquisition system with carrier and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. Lightbridge also maintains and has access to databases used to pre-screen applicants for fraud and provides software used to monitor subscriber call activity for fraud. In addition, Lightbridge has a global telecommunications consulting practice that provides clients with two distinct types of services: solution development and deployment consulting, and business advisory services.

    On February 7, 2001 Lightbridge completed its merger with Corsair Communications, Inc. ("Corsair"). Under the terms of the merger agreement, Lightning Merger Corporation, a wholly owned subsidiary of Lightbridge, merged with and into Corsair and Corsair became a wholly owned subsidiary of Lightbridge. In connection with the merger, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders who received 0.5978 of a share of Lightbridge common stock in exchange for each share of Corsair common stock held. In addition, the Company assumed the obligation to issue, upon exercise of outstanding Corsair stock options, approximately 1,587,094 shares of common stock.

    Corsair is a leading provider of system solutions for the global wireless industry. Its PrePay billing system provides wireless telecommunications carriers with a software solution designed to integrate with the upcoming Wireless Intelligent Network standards. Its PhonePrint system provides such carriers with a system to reduce cloning fraud.

    In this document we discuss the information of both Lightbridge and Corsair. Unless otherwise noted, or the context otherwise requires, the information in this filing as of dates prior to February 7, 2001, including the financial information, is that of Lightbridge, Inc., excluding Corsair. For financial and other information about the combined entity please refer to our Registration Statement on Form S-4 filed on November 17, 2000 and the Pro-Forma Unaudited financial information in Note 1 to the financial statements thereto.

    Lightbridge was incorporated in Delaware in June 1989 under the name Credit Technologies, Inc. and in November 1994 changed its name to Lightbridge, Inc. Lightbridge sells and markets its products and services throughout the world both directly and through its wholly-owned subsidiaries. Unless the context requires otherwise, references in this Annual Report on Form 10-K to "Lightbridge," the "Company," "we," "us" and similar terms refer to Lightbridge, Inc. and its subsidiaries.

    ALIAS, FRAUDBUSTER, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PROFILE, and TELESTO are registered trademarks of Lightbridge, and @RISK, ALLEGRO, CAS, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, FRAUD CENTURION, INSIGHT, POPS, RETAIL MANAGEMENT SYSTEM, RMS and TELESTO PORTAL are trademarks of Lightbridge. PHONEPRINT is a registered trademark and PREPAY, PREPAY OPEN and PHONEFUEL are trademarks of Corsair. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

BUSINESS SEGMENT DATA

    Information concerning the three distinct segments in which Lightbridge operates is set forth in on page F-10 of "Notes to Consolidated Financial Statements."

PRODUCTS AND SERVICES

    Telesto, Lightbridge's network of software-based acquisition, retention and fraud solutions, permits a telecommunications carrier to select applications and functions to create an integrated, customized solution addressing the carrier's particular needs. Lightbridge's products and services are provided in six broad solutions groups:

GROUP                                                              FUNCTIONS
-----                                                              ---------
LIGHTBRIDGE BASED SOLUTIONS
CUSTOMER ACQUISITION SERVICES.............  On-line, real-time transaction processing services to aid carriers in qualifying and activating applicants for
                                            service, as well as call center support services to
                                            assist carriers in acquiring and activating applicants
                                            for service. Transaction processing services include
                                            proprietary databases and processing modules to evaluate
                                            existing subscribers and detect potential subscription
                                            fraud. Call center support services include
                                            qualification and activation, analyst reviews,
                                            telemarketing to existing and new subscribers, back-up
                                            and disaster recovery for acquisition and activation
                                            services, and customer care.
FRAUD MANAGEMENT..........................  On-line, real-time inquiries into proprietary and industry databases and processing modules to pre-screen
                                            applicants for potential fraud, as well as software
                                            products for on-going monitoring of subscriber call
                                            activity and changes in account information to determine
                                            likely fraudulent use.
CHANNEL SOLUTIONS.........................  Software products and services to support a variety of distribution channels, including software applications
                                            for in-store use, call centers and Internet commerce.

GROUP                                                              FUNCTIONS
-----                                                              ---------
CONSULTING SERVICES.......................  Two distinct types of service: (i) Solution Development and Deployment consulting and (ii) Business Advisory
                                            Services. Solution Development and Deployment consulting
                                            provides systems integration, custom software
                                            development, project management and training services.
                                            Business Advisory Services provide pure management
                                            consulting services. These services are provided in the
                                            fields of customer acquisition, distribution, retention
                                            and fraud management.
CORSAIR BASED SOLUTIONS
PREPAID METERED BILLING...................  A system that expands a carrier's potential customer base by allowing it to market services to customers who
                                            prefer the use of cash over credit or who do not qualify
                                            for credit and who otherwise would be required to pay
                                            high deposits.
CLONING FRAUD.............................  A system that provides cloning fraud prevention to wireless telecommunications carriers by using
                                            proprietary radio frequency signal analysis technology
                                            to identify attempted fraudulent calls and prevent
                                            cloners from gaining access to a carrier's analog
                                            network.

CUSTOMER ACQUISITION SYSTEM

    Lightbridge's Customer Acquisition System ("CAS") includes on-line, real-time transaction processing services for the qualification and activation of applicants for telecommunications service.

    CAS accepts applicant information on-line from a variety of carrier distribution points, such as retail stores. Upon receipt of information, the system begins a series of steps required to determine the applicant's qualification for the carrier's service through inquiry into Lightbridge proprietary databases, such as ProFile, and external sources, such as credit bureaus. The complete applicant file is evaluated by the system and a determination regarding the applicant's creditworthiness and validation of identification is made based on centrally managed client-specified business policies. If an issue is raised regarding qualification or validation of an applicant, the system electronically routes the application to a Lightbridge or carrier analyst for review and action. The point of sale is then notified when a determination is made. If service is to be activated at that time, the system receives, verifies and translates the information necessary to establish the billing account and activate service, transmitting data to the carrier's billing and activation systems. Throughout the process, Lightbridge's system manages the routing of the application and the flow of information, both within the system and, as necessary, to appropriate individuals for their involvement, in a secure, controlled environment.

    Introduced in 1989 and enhanced over time, CAS typically enables carriers to qualify applicants and activate service quickly while screening for subscriber fraud, thereby assisting the carriers to close sales at the time when the customer is ready to purchase. Although CAS typically requires no human intervention beyond the initial data entry, it permits a carrier to implement policies requiring analyst intervention in carrier-specified situations. When intervention is required, CAS facilitates the on-line handling of exceptions by, among other things, queuing exceptions to manage workflow. CAS includes the following modules, all of which are fully integrated:

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

    - AIRWAVES is a risk management score provided under agreement with RiskWise, L.L.C., which identifies the most profitable customers, even among consumers whose financial history is non-existent or "too thin" for traditional risk assessment tools.

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

FRAUD MANAGEMENT

    Lightbridge's fraud solutions include real-time on-line access to proprietary and exclusive databases for pre-activation screening and software for on-going monitoring of subscriber call and account activity. Lightbridge's fraud solutions include:

    - FRAUD SENTINEL, a suite of subscription fraud management tools, available separately or together. Lightbridge believes that Fraud Sentinel is the most complete pre-screening and data analysis tool for detection and prevention of subscription fraud available in the telecommunications industry today. The components of Fraud Sentinel are as follows:

       PROFILE, a proprietary intercarrier database of accounts receivable write-offs and service shut-offs, provides on-line pre-screening of applicants, ongoing screening of existing subscribers, and notification if an application is processed for a subscriber whose account has been previously written off by a participating carrier.

       FRAUD DETECT, a multifaceted fraud detection tool provided under agreement with Trans Union Corporation, analyzes data such as an applicant's Social Security number, date of birth, address, telephone number and driver's license information and identifies any discrepancies.

       FRAUD DETECT MODEL, a fraud scoring tool developed jointly by Lightbridge and Trans Union Corporation, is a neural-net scoring model that quantifies the probability that a subscriber will be written off.

       FRAUD ID-TECT, a multifaceted verification tool provided under agreement with Trans Union Corporation, verifies the subscriber data, identifies potential data errors, and alerts carriers to potential subscription fraud.

       @RISK, a repository of information, enables carriers to access suspect information, discovered from prior fraud investigations, during their pre-screening process.

       INSTANTID, a multifaceted verification tool provided under agreement with RiskWise, L.L.C., highlights verified information and potential data input errors, and alerts carriers to conditions that are often associated with identity theft.

       FRAUDPOINT, a multifaceted fraud detection tool provided under agreement RiskWise, L.L.C., validates the data from the subscriber agreement to prevent subscription fraud and data input errors.

       FRAUDDEFENDER, a fraud scoring tool provided under agreement with RiskWise, L.L.C., rank orders fraud risk based on a score and helps manage review rates.

    - FRAUD CENTURION, a suite of back-end fraud management tools, available separately or together, that are designed to detect fraudulent activity by existing subscribers on provider networks. The components of Fraud Centurion are:

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

    Lightbridge's Fraud Sentinel solutions are priced on a per inquiry basis. The Company's Fraud Centurion solutions are priced on a licensed or outsourced basis, with annual maintenance and additional charges per subscriber. Additional fees may also be charged for consulting, implementation and support requirements of specific clients.

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

    - TELESTO PORTAL uses a component-based, thin-client architecture to provide a set of building blocks that can be incorporated into standard browser architecture or third-party applications in order to allow Web-based storefronts to perform credit qualification, fraud screening, and activation functions over an intranet or extranet. In intra-company installations, Telesto Portal aids in solving data sharing issues among various applications and physical locations. The thin-client and open architecture allows sharing and distribution of information more broadly throughout provider organizations. This allows optimizing workflows without additional systems development.

    POPS, RMS and Telesto Portal are licensed to clients and require customization and integration with other products and systems to varying degrees. Pricing of these software products varies with the configurations selected, the number of locations licensed and the degree of customization required.

CONSULTING SERVICES

    Lightbridge Consulting Services is a global telecommunications practice that delivers full-service consulting for customer acquisition, distribution, fraud management and retention. It leverages Lightbridge's in-market expertise and focus in telecommunications to help carriers bring new services to market quickly, expedite the process of obtaining and retaining low-risk subscribers and enhance customer loyalty. Carriers can utilize Lightbridge Consulting Services to supplement their staff with both domain expertise and project-based resources. The worldwide practice supports Lightbridge clients in the Asia Pacific region, Europe, Latin America and North America.

    Lightbridge Consulting Services capitalizes on Lightbridge's existing expertise with multiple carriers, across multiple geographic regions to provide clients with two distinct types of service: Solution Development and Deployment consulting, and Business Advisory Services. Solution Development and Deployment consulting provides systems integration, custom software development, project management and training services. Business Advisory Services provide pure management consulting services that leverage best practices in telecommunications and allied industries.

    Lightbridge charges for consulting services on a per diem basis and also undertakes smaller consulting projects on a fixed-fee basis.

PREPAID METERED BILLING

    The PrePay system expands a carrier's potential customer base by allowing it to market services to customers who prefer the use of cash over credit or who do not qualify for credit and who otherwise would be required to pay high deposits. The PrePay system is differentiated from most other competitive offerings by its use of the Wireless Intelligent Network standards and architecture, which enables carriers to use existing switch infrastructure equipment rather than requiring costly additional adjunct switches and voice trunk resources. The PrePay software architecture is designed to scale as the number of PrePay subscribers on a system grows. Since prepaid calls are controlled by the existing switch, there is no impact on call setup times. All calls by prepaid subscribers are rated in real time, and an integrated interactive voice response system automatically informs the customer when account funds are low. If prepaid funds are depleted during a call, the call is automatically terminated and service is suspended to avoid fraud until additional funds are deposited. The deposit of additional funds can be made over the air with a prepaid phone card or in cash at a replenishment center, ensuring continuity of cellular service.

    The PrePay system, which has been commercially deployed on networks which use Ericsson Radio Systems AB ("Ericsson") switching equipment has been enhanced and extended to make it compatible with all wireless switch vendors through the introduction of PrePay Open.

    PhoneFuel further extends the PrePay product line. PhoneFuel allows PrePay customers to offer their subscribers the capability to add cash to their PrePay balance phones directly from their bank accounts or credit cards using wireless application protocol. PhoneFuel supports Internet connections for PrePay subscribers enabling these subscribers to pay for services and products using their prepaid account balance.

CLONING FRAUD

    The PhonePrint system provides cloning fraud prevention to wireless telecommunications carriers by using proprietary radio frequency signal analysis technology to identify attempted fraudulent calls and prevent cloners from gaining access to a carrier's analog network. The system measures specific characteristics of each phone's unique radio frequency waveform to develop a radio frequency "fingerprint" that is a reliable tool to distinguish between a legitimate phone and its clone. Just as no two human fingerprints are the same, differences in phone designs and components as well as subtle manufacturing differences mean that no two wireless phones generate the same waveform. The fingerprint of one wireless phone cannot be emulated by another wireless phone, and is therefore not subject to being compromised like electronic serial numbers, personal identification numbers or potentially authentication codes. The scalable design of the PhonePrint system allows carriers to deploy the system initially in areas where fraud is most prevalent and to further deploy the system over time in other parts of their networks. In addition, by purchasing subscriptions to the PhonePrint Roaming Network, carriers can share these fingerprints in real-time between PhonePrint systems in different markets to protect against losses associated with roaming fraud.

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

    A critical element of Lightbridge's development has been the creation and enhancement of Allegro, a proprietary peer-to-peer, client/server, transaction management system. Allegro encapsulates a sequence of independent application servers into a complete transaction, customized for the client's customer acquisition requirements. The solutions may include front-end data capture, customer qualification, fulfillment of physical distribution and connectivity to back office systems such as billing. To an individual user, however, Lightbridge products offer the front-end appearance of a "single virtual machine." Allegro features include data validation, exception handling, process queues, manual review queues and transaction monitors.

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

    PrePay allows carriers to support prepaid service offerings using their existing Mobile Switching Center/Home Location Registry infrastructure equipment. The PrePay server communicates with this infrastructure and other network elements within the PrePay server and customer service clients. The new PrePay Open product supports several air interfaces, including: CDMA, GSM, TDMA, Analog Mobile Phone System, or AMPS, Total Access Communications System, or TACS, and Extended Total Access Communications System, or ETACS.

    PhonePrint is an open architecture hardware and software system that is designed to reduce cloning fraud by detecting and promptly disconnecting fraudulent call attempts. Its key factor is its very robust RF (radio frequency) signal analysis techniques. The system supports real-time network connectivity, allowing PhonePrint markets to inter-operate both domestically and abroad.

    The telecommunications marketplace continues to grow rapidly and requires quick reactions to evolving market conditions. To meet this requirement, Lightbridge has incorporated a set of software and tools and a development methodology with which its trained staff can provide the rapid customization of front-ends, business rules, system interfaces and reporting. The customization is independent of the core products, so that Lightbridge can provide client-specific enhancements while continuing to develop regular releases of major product enhancements.

CLIENTS

    Lightbridge historically has provided its products and services to wireless carriers in the United States. In 1998, Lightbridge began to market its products and services to a broader range of telecommunications carriers operating around the world.

    Revenues attributable to Lightbridge's 10 largest clients accounted for approximately 80%, 77% and 66% of Lightbridge's total revenues in the years ended December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 2000, 1999 and 1998, two, two and three of Lightbridge's clients, respectively, accounted for more than 10% of Lightbridge's total revenues, representing an aggregate of 53%, 51% and 42% of total revenues in those years, respectively. Sprint Spectrum L.P. accounted for 29%, 33% and 15% of Lightbridge's total revenues for each of the years ended December 31, 2000, 1999 and 1998, respectively. AT&T Wireless Services, Inc. accounted for 24%, 18% and 17% of Lightbridge's total revenues for each of the years ended December 31, 2000, 1999 and 1998, respectively. Nextel Finance Company accounted for 10% of Lightbridge's total revenues for the year ended December 31, 1998. Corsair's three largest clients during its fiscal years ended December 31, 2000, 1999 and 1998, accounted for approximately 76%, 52% and 32%, respectively, of Corsair's total revenues. Ericsson accounted for 68% and 43% of Corsair's total revenues in 2000 and 1999, respectively. In 1998, BellSouth Cellular Corporation and GTE Mobilnet Service Corporation each accounted for 10% or more of Corsair's total revenues, and collectively accounted for over 23% of Corsair's total revenues for that year.

    Lightbridge's agreements with its clients set forth the terms on which Lightbridge will provide products and services for its clients, but do not always require the clients to purchase any particular type or quantity of Lightbridge's products or services or to pay any minimum amount for products or services. Lightbridge has agreements with AT&T Wireless, Inc. and Sprint Spectrum L.P. for the provision of credit decision services. The initial terms of these agreements expired on December 31, 1999, and each agreement was extended for an additional one-year term. The agreement with AT&T
Wireless, Inc. was further extended through December 31, 2001. The Company is in the final stages of negotiating a new agreement with Sprint Spectrum L.P. for the provision of credit decision services.

SALES AND MARKETING

    Lightbridge's sales strategy is to establish, maintain and foster long-term relationships with its clients. Lightbridge's sales and client services activities are led by "relationship teams," each of which includes a senior management team sponsor. Lightbridge employs a team approach to selling in order to develop a consultative relationship with existing and prospective clients. In addition to relationship teams, Lightbridge's sales approach includes direct sales staff with expertise in particular solutions and sales through channel partners, particularly internationally.

    Lightbridge's software solutions typically require significant investment by the carrier with delays frequently associated with capital expenditures and involve multilevel testing, integration, implementation and support requirements. Product managers, as well as other technical, operational and consulting personnel, are frequently involved in the business development and sales process. The teams conduct needs assessments and, working with the client, develop a customized solution to meet the client's particular needs.

    The sales cycle for Lightbridge's software products and services is typically six to eighteen months, although the period may be substantially longer in some cases and is subject to a number of risks over which the Company has little control, including the carrier's budgetary and capital spending constraints and the internal-decision making processes.

    PrePay is sold primarily pursuant to a non-exclusive original equipment manufacturer agreement with Ericsson and through a direct sales force. PhonePrint is marketed to wireless telecommunications carriers domestically and internationally through a direct sales force and distribution partners. PhonePrint is sold and licensed pursuant to agreements that typically provide for hardware purchases and software licenses, customer service and support and roaming service fees.

    Service and technical support for the Lightbridge products are provided through both direct field service and support personnel and distributors. A high level of continuing service and support is critical to the objective of developing long-term relationships with clients. On-site installations and technical assistance is also provided as part of the standard support and service package that clients typically purchase for the length of their respective agreements. Various training courses for distributors and clients are also offered.

ENGINEERING, RESEARCH AND DEVELOPMENT

    Lightbridge believes that its future success will depend in part on its ability to continue to enhance its existing product and service offerings and to develop new products and services to allow carriers to respond to changing market requirements. Lightbridge's research and development activities consist of both long-term efforts to develop and enhance products and services and short-term projects to make modifications to respond to immediate client needs. In addition to internal research and development efforts, Lightbridge intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. Lightbridge spent approximately $16.3 million, $12.7 million and $9.6 million on engineering, research and development in the years ended December 31, 2000, 1999 and 1998, respectively.

COMPETITION

    The market for services to wireless and other telecommunications carriers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more services competitive with those offered by Lightbridge. In addition, many telecommunications carriers are providing, or can provide internally, products and services competitive with those Lightbridge offers. Trends in the telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for telecommunications carriers to provide certain services themselves, could affect demand for Lightbridge's services and could make it more difficult for Lightbridge to offer a cost-effective alternative to a telecommunications carrier's own capabilities. In addition, Lightbridge anticipates continued growth in the telecommunications carrier services industry and, consequently, the entrance of new competitors in the future.

    Lightbridge believes that the principal competitive factors in the telecommunications carrier services industry include the ability to identify and respond to carrier and subscriber needs, timeliness, quality and breadth of service offerings, price and technical expertise. Lightbridge believes that its ability to compete also depends in part on a number of factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with Lightbridge's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to carrier and subscriber needs.

    The market for PrePay is intensely and increasingly competitive. PrePay competes with a number of alternative prepaid billing products, including post-call systems, handset-based systems and adjunct switch systems.

    The market for new sales of PhonePrint hardware is competitive. A relatively small number of carriers that operate analog networks constitute the potential customers for PhonePrint. Substantially all of the carriers that operate analog networks have, to varying degrees, already implemented fraud solutions. We believe there will be limited demand for PhonePrint systems in the future.

GOVERNMENT REGULATION

    The FCC, under the terms of the Communications Act of 1934, regulates interstate communications and use of the radio spectrum. Although Lightbridge is not required to and does not hold any licenses or other authorizations issued by the FCC, the telecommunications carriers that constitute Lightbridge's clients are regulated at both the federal and state levels. Federal and state regulation may decrease the growth of the telecommunications industry, affect the development of the wireless markets, limit the number of potential clients for Lightbridge's services, impede Lightbridge's ability to offer competitive services to the telecommunications market, or otherwise have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. The Telecommunications Act of 1996, which in large measure deregulated the telecommunications industry, has caused, and is likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants and the introduction of bundled wireless and wireline services. Those changes could in turn subject Lightbridge to increased pricing pressures, decrease the demand for Lightbridge's products and services, increase Lightbridge's cost of doing business or otherwise have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. The telecommunications industry outside the United States is also subject to government regulation which could have an increasing impact on Lightbridge if it is successful in increasing its penetration of international markets.

PROPRIETARY RIGHTS

    Lightbridge's success is dependent upon proprietary technology. Lightbridge has traditionally relied on a combination of copyrights, patents, the law of trademarks, trade secrets and employee and third-party non-disclosure agreements to establish and protect its rights in its software products and proprietary technology. Lightbridge protects the source code versions of its products as trade secrets and as unpublished copyrighted works, and has internal policies and systems designed to limit access to and require the confidential treatment of its trade secrets. Lightbridge operates its CDS software on an outsourcing basis for its clients. In the case of its Channel Solutions and Fraud Management products, Lightbridge provides the software either on an outsourcing basis or under license agreements that grant clients the right to use, but contain various provisions intended to protect Lightbridge's ownership of and the confidentiality of the underlying copyrights and technology. Lightbridge requires its employees and other parties with access to its confidential information to execute agreements prohibiting unauthorized use or disclosure of Lightbridge's technology. In addition, all of Lightbridge's employees are required as a condition of employment to enter into confidentiality agreements with Lightbridge.

    Lightbridge currently has several issued U.S. and foreign patents and applications pending in the U.S. Patent and Trademark Office and with certain foreign regulatory bodies. There can be no assurance that any of such pending patent applications will result in the issuance of any patents, or that Lightbridge's current patents or any future patents will provide meaningful protection to Lightbridge.

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

    Although Lightbridge believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert such claims against Lightbridge in the future or that such future claims will not be successful. Lightbridge could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block Lightbridge's ability to make, use, sell, distribute or market its products and services in the United States or abroad. Such a judgment could have a material adverse effect on Lightbridge. In the event a claim relating to proprietary technology or information is asserted against Lightbridge, Lightbridge may seek licenses to such intellectual property. There can be no assurance, however, that such a license could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to Lightbridge. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of Lightbridge's products and, therefore, could have a material adverse effect on Lightbridge.

EMPLOYEES

    As of March 1, 2001, Lightbridge had a total of 927 employees, of which 779 were full-time and 148 were part-time or seasonal. The number of personnel employed by Lightbridge varies seasonally. None of Lightbridge's employees is represented by a labor union, and Lightbridge believes that its employee relations are good.

    The future success of Lightbridge will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, particularly for sales and marketing personnel, software developers and service consultants.

ITEM 1A. RISK FACTORS

IF WE LOSE ONE OR MORE OF OUR LARGER CLIENTS, OUR OPERATING RESULTS COULD SUFFER DRAMATICALLY.

    Our revenues are concentrated among a few major clients. Lightbridge's 10 largest clients accounted for approximately 80%, 77% and 66% of its total revenues in 2000, 1999 and 1998. During 2000, 1999 and 1998, two, two and three of Lightbridge's clients, respectively, accounted for more than 10% of Lightbridge's total revenues. These greater-than-10% clients represented a total of 53%, 51% and 42% of Lightbridge's total revenues in those years. In particular, Sprint Spectrum L.P. accounted for 29%, 33% and 15% of our total revenues in 2000, 1999 and 1998, respectively, and AT&T Wireless Services, Inc. accounted for 24%, 18% and 17% of Lightbridge's total revenues in 2000, 1999 and 1998, respectively. Nextel Finance Company accounted for 10% of Lightbridge's total revenues for the year ended December 31, 1998.

    Corsair's three largest clients during its fiscal years ended December 31, 2000, 1999 and 1998, accounted for approximately 76%, 52% and 32%, respectively, of Corsair's total revenues. Ericsson accounted for 68% and 43% of Corsair's total revenues in 2000 and 1999, respectively. In 1998, BellSouth Cellular Corporation and GTE Mobilnet Service Corporation each accounted for 10% or more of Corsair's total revenues, and collectively accounted for over 23% of Corsair's total revenues for that year.

    The loss of any one or more of the above clients or a reduction in orders by them could materially reduce the revenues that would otherwise be generated by the Company. Our revenues and earnings may fluctuate significantly from quarter to quarter, based on the actions of a single significant client. We expect that most of our revenues will continue to come from a relatively small number of clients for the foreseeable future, although the companies that comprise our largest clients in any given quarter may change from quarter to quarter.

OUR REVENUES ARE UNCERTAIN BECAUSE OUR CLIENTS MAY REDUCE THE AMOUNTS OF OUR PRODUCTS OR SERVICES THEY PURCHASE.

    Our client contracts generally extend for terms of between one and five years. To the extent these contracts contain minimum purchase or payment requirements, these minimums are typically at levels significantly below actual or historical purchase or payment levels. Therefore, our current clients may not continue to utilize our products or services at levels similar to previous years or at all, and may not generate significant revenues in future periods. If any of our major clients terminates or significantly reduces its purchases from us for any reason, our business could be seriously damaged. Our business could also be harmed if we are unable to collect, or experience delays in collecting, payments from any of our major clients.

OUR REVENUES ARE CONCENTRATED IN THE WIRELESS TELECOMMUNICATIONS INDUSTRY.

    We derive almost all of our revenues from companies in the wireless telecommunications industry, principally cellular and PCS carriers. While we are seeking to expand our client base to other types of telecommunications providers, both domestically and internationally, we expect that telecommunications companies will continue to account for a substantial majority of our revenues for the foreseeable future. Although the wireless industry has experienced significant growth in recent years, we believe that the growth rate of the domestic wireless industry may begin to slow as the industry matures. As a result, our success depends on a number of factors:

    - continued demand for our products and services by domestic companies in the wireless telecommunications industry;

    - the number of carriers seeking to implement prepaid billing services;

    - continued growth of the domestic cellular and PCS markets;

    - our ability to develop and market new products and services to new and existing clients;

    - our ability to increase sales of our products and services internationally; and

    - our ability to increase sales of our products and services to CLECs and other new classes of clients.

    Recently some of our clients have completed or announced mergers with other of our clients. We currently are unable to predict the effect, if any, that these consolidations will have on the nature and quantity of products and services we provide to these clients.

OUR SUCCESS IS DEPENDENT IN PART ON PREPAY, WHICH MAY NOT ACHIEVE MARKET ACCEPTANCE.

    We anticipate that PrePay, our prepaid metered billing solution, will account for a significant amount of our revenues in 2001. As a result, our future operating results will depend to a significant extent on the demand for and market acceptance of PrePay. To date, only a small number of wireless carriers have deployed PrePay, and the rate of adoption of the PrePay system will need to increase significantly in order to achieve our revenue targets.

    Currently our PrePay solution has only been commercially deployed on networks which use Ericsson switching equipment and only carriers that have deployed Ericsson's infrastructure equipment are potential customers for PrePay. In order to expand our potential customer base, we recently introduced our PrePay Open product making PrePay compatible with other infrastructure equipment; however, this product has only been used under testing arrangements and has not yet gained market acceptance.

    Our PrePay product has been sold commercially only by Ericsson. Ericsson, from time to time, may evaluate and seek to distribute or acquire alternative vendors' prepaid product offerings. Any change in the terms of Ericsson's partnership or Ericsson's desire to discontinue our relationship would drastically affect sales of PrePay. Although we plan to have our own sales force begin to sell PrePay Open, it may not be effective and PrePay Open may never gain market acceptance. We cannot assure you that the sale or adoption of the PrePay system will increase or that PrePay Open will gain market acceptance. If PrePay does not gain market acceptance our future operating results would be adversely affected.

WE EXPECT OUR REVENUES FROM PHONEPRINT TO DECLINE.

    PhonePrint is a cloning fraud prevention system. A relatively small number of carriers that operate analog networks constitute the potential clients for PhonePrint. Substantially all of the carriers that operate analog networks have, to varying degrees, already implemented cloning fraud solutions. We believe there will be limited demand for PhonePrint systems in the future. As a result of the limited demand for PhonePrint systems, we do not expect the product to contribute to the growth of our business.

    All customers for PhonePrint to date have been carriers that operate analog networks. Wireless services operating in digital mode, including PCS and ESMR in the U.S. and GSM communications in many foreign countries (including many European countries), use or may use authentication processes that automatically establish the validity of a phone each time it attempts to access the wireless telecommunications network. We are not aware of any information that suggests that cloners have been able to break the authentication encryption technologies. Unless the encryption technologies that form the basis for authentication are broken by cloners, we do not believe that operators of digital networks will purchase third party radio frequency fingerprinting solutions for cloning fraud such as PhonePrint. In addition, authentication processes for analog networks are also currently available and are being employed by a significant number of carriers. Industry experts project that the number of analog phones and analog networks will ultimately decline in favor of digital alternatives and therefore our revenues from this product will probably continue to decline in the future.

IF WE DO NOT CONTINUE TO ENHANCE OUR EXISTING PRODUCTS AND SERVICES, AND DEVELOP NEW ONES, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.

    The telecommunications industry has been changing rapidly as a result of increasing competition, technological advances and evolving industry practices and standards, and we expect these changes will continue. Carriers in the telecommunications market have also been changing quickly, as the result of consolidation among existing carriers and the rapid entrance of new carriers into the market. In order to remain competitive and successfully address the evolving needs of our clients, we must commit a significant portion of our resources to:

    - identify and anticipate emerging technological and market trends;

    - enhance our current products and services;

    - develop new products and services that address changing client needs, business practices and technical requirements;

    - integrate our current and future products; and

    - create and maintain interfaces to changing third party systems.

    We must achieve these goals in a timely and cost-effective manner and successfully market our new and enhanced products and services to clients. In the past, we have experienced delays in developing new products and enhancing existing products, and on occasion we have postponed scheduled delivery dates for products. If we are unable to enhance and expand our products and services quickly and efficiently, our business and operating results could be adversely affected.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH.

    Our operations have expanded rapidly in recent years. This expansion has created significant demands on our executive, operational, development and financial personnel and other resources. If we achieve future growth in our business, either domestically or internationally, we may further strain our management, financial and other resources. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to continue to improve our operational and financial controls and reporting systems. We cannot assure you that we will be able to successfully manage the growth and expansion of the business.

WE HAVE MADE AND MAY CONTINUE TO MAKE ACQUISITIONS, WHICH INVOLVE RISKS.

    We acquired Coral Systems, Inc. in November 1997 and Corsair in
February 2001. Although we have no current arrangements to make additional acquisitions in the future, we may do so if we identify companies, technologies or assets that appear to complement our business. Acquisitions involve risks that could cause our actual growth to differ from our expectations. For example:

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

IF WE DO NOT SUCCESSFULLY INTEGRATE THE CORSAIR BUSINESS, WE MAY NOT REALIZE THE EXPECTED BENEFITS FROM THE MERGER.

    The integration of the operations of Corsair may be difficult, time consuming and costly. We experienced difficulties in integrating Coral
Systems, Inc. following our acquisition of that company in November 1997, and Corsair experienced similar difficulties with respect to its acquisition of Subscriber Computing, Inc. in June 1998. Any failure to integrate the operations of the companies successfully could have a material adverse effect on our business. The difficulties involved in integrating the companies, which could be substantial, include the following:

    - management and key personnel could be distracted from the day-to-day business of the combined company;

    - the business cultures of the two companies could prove to be incompatible;

    - managing the combined company's geographically dispersed operations could be difficult and costly;

    - implementing common systems and procedures, especially information and accounting systems, could be costly and time consuming; and

    - key officers, technical, sales and customer support personnel may not be satisfied in the combined company and may elect to leave.

IF WE ARE UNABLE TO ACQUIRE COMPLEMENTARY BUSINESSES, OUR FUTURE GROWTH WILL BE LIMITED.

    A key element of our growth strategy is to acquire businesses, technologies or products that expand and complement our business. We believe acquisitions are necessary for us to continue to grow at a desirable rate, and we will continue to evaluate possible acquisition opportunities in the future. Even if we are able to identify suitable companies or businesses to buy, we may not be able to purchase any of these companies at favorable prices, or at all, due to any number of reasons. If we are unable to make acquisitions, we may not be able to meet or exceed our historical levels of growth and earnings.

OUR FUTURE REVENUES MAY BE UNCERTAIN BECAUSE OF RELIANCE ON THIRD PARTIES FOR MARKETING AND DISTRIBUTION.

    PrePay is currently marketed primarily through a distribution agreement with Ericsson, and sold commercially only by Ericsson. PhonePrint is currently marketed primarily through direct sales efforts. We have entered into distribution agreements with respect to PhonePrint with, among others, Motorola, Inc., Ericsson and Aurora Wireless Technology. We intend to continue to market and distribute these products through these and other relationships. We also intend to enter into additional distributor and sales and marketing agreements for sales of these and other products outside of the United States. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Failure by our existing and future distributors or other sales and marketing partners to generate significant revenues could have a material adverse effect on our business, operating results and financial condition. In addition, distributors and other sales and marketing partners may become our competitors with respect to PrePay, PhonePrint or any future product either by developing a competitive product themselves or by distributing a competitive offering. For example, Ericsson may evaluate and seek to distribute or acquire alternative vendors' prepaid products that compete with PrePay. Competitions from existing and future distributors or other sales and marketing partners could significantly harm sales of our products.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

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

    Our revenues are difficult to forecast for a number of reasons:

    - Seasonal and retail trends affect our transaction services revenues, which historically have represented the majority of our total revenues, and may affect demand for our other products and services. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

    - The sales process for our products and services is lengthy, sometimes exceeding eighteen months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders, particularly orders for software, which typically result in a substantial amount of non-recurring revenue, could cause our quarterly revenues to fall substantially below expectations.

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

    - We are in the process of developing a number of new products and services,. If we do not complete our development efforts on schedule, or if we are not able to market our new products and services successfully, our revenues could fall substantially below expectations.

    - Our contracts typically do not require our clients to purchase our products or services at their actual or historical levels.

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

OUR FOREIGN SALES AND OPERATIONS SUBJECT US TO UNIQUE RISKS AND CONCERNS WHICH COULD NEGATIVELY IMPACT OUR BUSINESS OVERALL.

    We expect our international revenues will represent a significant portion of our total revenues. We also intend to further expand our sales efforts internationally. In addition to the risks generally associated with sales and operations in the U.S., sales to clients outside the U.S. and operations in foreign countries present us with many additional risks, including the following:

    - the imposition of financial and operational controls and regulatory restrictions by foreign governments;

    - the need to comply with a wide variety of complex U.S. and foreign import and export laws and treaties;

    - political and economic instability, such as the economic downturn in Asia in 1998, which may lead to reduced demand for our products and services;

    - changes in tariffs, taxes and other barriers may reduce our ability to sell our solutions or may reduce the profitability of those solutions;

    - longer payment cycles and increased difficulties in collecting accounts receivable;

    - fluctuations in interest and currency exchange rates, which may reduce our earnings if we denominate arrangements with international clients in the currency of the country in which our products or services are provided, or with respect to arrangements with international clients that are U.S. dollar-denominated, which may make our systems less price-competitive;

    - changes in technology standards, such as interfaces between products, that are developed by European or other foreign groups may require additional development efforts on our part or may change the buying behavior of some of our clients;

    - reduced protection for intellectual property rights in some countries;

    - difficulties in managing a global network of distributors or representatives and in staffing and managing foreign subsidiary operations;

    - costs and risks of localizing systems in foreign countries;

    - additional complications and expenses related to supporting products internationally; and

    - the possibility that our purchase agreements may be governed by foreign laws that differ significantly from U.S. laws, which may limit our ability to enforce our rights under these agreements.

WE FACE SIGNIFICANT COMPETITION FOR A LIMITED SUPPLY OF QUALIFIED SOFTWARE ENGINEERS AND CONSULTANTS.

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

OUR FUTURE SUCCESS DEPENDS ON THE CONTINUED SERVICES OF KEY EXECUTIVE OFFICERS.

    Our future success will depend to a significant degree on the skills, experience and efforts of our executive officers, particularly Pamela D.A. Reeve, Chief Executive Officer, and Thomas C. Meyer, President and Chief Operating Officer. We do not have any employment contracts requiring Ms. Reeve, Mr. Meyer or any of our other executive officers to continue their employment for any period of time, and we do not maintain key-person life insurance on any of our executive officers other than Ms. Reeve. If we lose the services of one or more of these persons, we may be unable to successfully implement our planned business objectives and our future operations may be adversely affected.

WE FACE COMPETITION FROM A BROAD AND INCREASING RANGE OF VENDORS.

    The market for products and services provided to telecommunications carriers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in the telecommunications carrier services industry, which will result in the entrance of new competitors in the future. We face potential competition from several primary sources:

    - software vendors that provide one or more customer acquisition, retention or fraud detection solutions, including GTE Corporation's TSI division, HNC Software, Inc., Magnum Software Systems, and SLP Infoware;

    - telecommunications equipment vendors that market software-based solutions to complement their hardware offerings, such as Compaq, Ericsson and Northern Telecom;

    - service providers that offer customer acquisition, retention or fraud detection services in connection with other services, including Equifax, Sema plc and Amdocs;

    - information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

    - consulting firms that may offer competitive services or the ability to develop customized solutions for customer acquisition, retention or fraud detection, such as American Management, Accenture, CAP Gemini and Deloitte & Touche;

    - software vendors of prepaid wireless billing products, including GTE Telecommunications Services, Inc., Boston Communications Group, Inc. Brite Voice Systems, Inc., Comverse Technology, Inc., Glenayre
      Technologies, Inc., National Telemanagement Corporation, Telemac Cellular Corporation, HNC Software, Inc., ORGA Kartensysteme GmbH, Sema plc, Logica plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Compaq (Tandem Division), Northern Telecom Limited and Sixbell;

    - vendors that provide radio frequency-based cloning fraud prevention systems, such as Cellular Technical Services Company; and

    - a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as GTE Telecommunications Services, Authentix Network and
      HNC Software, Inc.

    Because competition can easily penetrate our market, we anticipate additional competition from other established and new companies. In addition, competition may intensify as competitors establish cooperative relationships among themselves or alliances with large software companies.

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

A FAILURE OF OR DAMAGE TO OUR COMPUTER AND TELECOMMUNICATIONS SYSTEMS WOULD IMPAIR OUR ABILITY TO CONDUCT TRANSACTIONS AND SUPPORT SERVICES AND HARM OUR BUSINESS OPERATIONS.

    We provide transaction services and support services using complex computer and telecommunications systems. Our business could be significantly harmed if these systems fail or suffer damage from fire, natural disaster, power loss, telecommunications failure or similar events. Most of our computer and telecommunications equipment is located at our sites in Burlington, and Waltham, Massachusetts, and, as a result, may be vulnerable to a natural disaster. In addition, the growth of our client base, a significant increase in transaction volume or an expansion of our facilities may strain the capacity of our computers and telecommunications systems and lead to degradations in performance or system failure. Many of our agreements with carriers contain level of service commitments which we might be unable to fulfill in the event of a natural disaster or a major system failure. Our property and business interruption insurance might not be adequate to compensate us for any losses that may occur in the event of a natural disaster or system failure. It is also possible that such insurance might cease to be available to us on commercially reasonable terms, or at all.

    In addition to our own systems, we rely on certain equipment, software, systems and services from third parties that are also subject to risks, including risks of system failure or inadequacy.

OUR RELIANCE ON CERTAIN SUPPLIERS AND VENDORS COULD ADVERSELY AFFECT OUR ABILITY TO PROVIDE OUR SERVICES AND PRODUCTS TO OUR CLIENTS ON A TIMELY AND COST-EFFICIENT BASIS.

    We rely to a substantial extent on third parties to manufacture and provide some of our equipment, software, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. Our reliance on outside vendors subjects us to risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. For example, in order to provide our credit verification service, we need access to third-party credit information databases provided to us by outside vendors. Similarly, delivery of our activation services often require the availability and performance of third-party billing systems which are also supplied by outside vendors. If for any reason, we were unable to access these databases or billing systems, our ability to process credit verification transactions could be impaired.

    In addition, our business is materially dependent on services provided by various local and long distance telecommunications providers. A significant increase in the cost of telecommunications services that we cannot recover through an increase in the price of our services, or any significant interruption in telecommunications services, could seriously harm our business.

    From time to time, we must also rely upon third parties to develop and introduce components and products to enable us, in turn, to develop new products and product enhancements on a timely and cost-effective basis. In particular, we must rely on the development efforts of third-party wireless infrastructure providers in order to allow our PrePay product to integrate with both existing and future generations of the infrastructure equipment. We may not be able to obtain access, in a timely manner, to third-party products and development services necessary to enable us to develop and introduce new and enhanced products. We may not be able to obtain third-party products and development services on commercially reasonable terms and we may not be able to replace third-party products in the event such products become unavailable, obsolete or incompatible with future versions of our products.

OUR SOFTWARE MAY CONTAIN DEFECTS.

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

OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO OBTAIN PATENTS FOR, OR OTHERWISE PROTECT, OUR PROPRIETARY TECHNOLOGIES.

    We rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. We have a limited number of patents in the U.S. and abroad, and have pending applications for additional patents, but we cannot be certain that:

    - any additional patents will be issued on those applications;

    - the claims allowed will be sufficiently broad to protect our technology;

    - any of our patents now or hereafter acquired will protect our business against competitors that develop similar technology or products;

    - the rights granted under our patents will provide competitive advantages;

    - any of our patents will be held valid if subsequently challenged or subjected to reexamination or reissue; or

    - others will not claim rights in our patents or our proprietary technologies.

    Patents issued and patent applications filed relating to products used in the wireless telecommunications industry are numerous and it may be the case that current and potential competitors and other third parties have filed or will file applications for, or have received or will receive, patents or obtain additional proprietary rights relating to products used or proposed to be used by us. We may not be aware of all patents or patent applications that may materially affect our ability to make, use or sell any current or future products. U.S. patent applications are confidential while pending in the U.S. Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing.

    The laws of some countries in which our products are licensed do not protect our products and intellectual property rights to the same extent as U.S. laws. We generally enter into non-disclosure agreements with our employees and clients and restrict access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information or detect unauthorized use of and take appropriate steps to enforce our intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology.

    Much of our know-how and other proprietary technology are not covered by patent or similar protection, and in many cases cannot be so protected. If we cannot obtain patent or other protection for our proprietary software and other proprietary intellectual property rights, other companies could more easily enter our markets and compete successfully against us.

WE MAY BECOME A PARTY TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH COULD HARM OUR BUSINESS.

    From time to time, we may be forced to respond to or prosecute intellectual property infringement claims to protect our rights or defend a client's rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business and operating results. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our products in the U.S. and abroad and could result in the award of substantial damages against us. We may be required to enter into royalty or licensing agreements with third parties claiming infringement by us of their intellectual property in order to settle these claims. These royalty or licensing agreements, if available, may not have terms that are acceptable to us. In addition, if we are forced to enter into a license agreement with terms that are unfavorable to us, our operating results would be materially harmed.

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES THAT COULD HARM OUR BUSINESS.

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

    In making credit evaluations of consumers, our clients are subject to detailed state and federal requirements, including the Fair Credit Reporting Act and the Equal Credit Opportunity Act. Although most of our products and services, other than our ProFile product, are not directly subject to these requirements, we must take these requirements into account in order to meet our clients' needs. If we fail to reflect these requirements in a timely or accurate manner, we could incur liability or suffer a loss of business. Legislation affecting the telecommunications industry may cause changes in the wireless telecommunications industry, including the entrance of new competitors and industry consolidation, which could in turn increase pricing pressures on us, decrease demand for our products, increase our cost of doing business or otherwise have a material adverse effect on our business, operating results and financial condition. If the recent trend toward privatization and deregulation of the wireless telecommunications industry outside of the U.S. were to halt or be reversed, or if currently deregulated international markets were to reinstate comprehensive government regulation of wireless telecommunications services, our business would suffer.

OUR BUSINESS COULD REQUIRE ADDITIONAL FINANCING.

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

OUR ANTI-TAKEOVER PROVISIONS MAY DISCOURAGE POTENTIAL TAKEOVER ATTEMPTS.

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

ITEM 2. PROPERTIES

    In March 1997, the Company entered into a seven-year lease for approximately 46,000 square feet in Burlington, Massachusetts, its headquarters. This lease was amended in October 1997, July 1999 and in March 2000 to include an additional 11,000, 8,000 and 11,000 square feet, respectively, at the same location. This lease, as amended, for the Burlington facility expires in 2005. A majority of the Company's TeleServices group is located in a 16,000-square foot facility leased through September 2003, in Waltham, Massachusetts. In November of 2000, the Company entered into a five-year lease for approximately 4,000 square feet in Waltham, Massachusetts. This space is occupied by one of Lightbridge's two data centers. In August 2000, the Company entered into a five-year lease for approximately 29,000 square feet in Lynn, Massachusetts. This space is occupied by a portion of Lightbridge's TeleServices group. In addition, Lightbridge's Colorado operations are located in a 30,000 square foot leased facility in Broomfield, Colorado. The lease on the Broomfield premises will expire in 2003. In October 1999, the Company entered into a five year lease for approximately 16,000 square feet of additional space in Broomfield, Colorado. This additional space is occupied by a portion of the TeleServices Group located in Colorado.

    Lightbridge also maintains offices in Palo Alto, California. This leased facility, totaling approximately 55,000 square feet, contains the principal administrative, assembly, manufacturing, marketing and sales facilities related to the Corsair business. The lease on this facility expires on May 31, 2002. The Company also has a facility in Irvine, California related to the Corsair business. This lease, for approximately 41,000 square feet, expires on April 30, 2001. The Company is negotiating a new lease for approximately 21,000 square feet in Irvine, California for a term of six years commencing in May 2001.

ITEM 3. LEGAL PROCEEDINGS

    During 1997, an action was brought against the Company and another defendant, United States Cellular Corp., in the Superior Court of New Jersey, Law Division, Mercer County (Docket No. MER-L-003436-97) on September 10, 1997 by National Information Bureau Ltd. ("NIB"), a Delaware corporation based in New Jersey. In January 1998, NIB filed for Chapter 11 bankruptcy protection in Delaware, and requested that the New Jersey court stay the litigation pending a determination during the bankruptcy proceedings of whether NIB would pursue the case. The bankruptcy proceeding was subsequently converted into a Chapter 7 case. The complaint asserts counts against the Company alleging misappropriation of trade secrets, interference with contractual relations, civil conspiracy, and breach of contract. Three other counts of the complaint assert claims only against United States Cellular Corp. In the complaint, NIB seeks damages, attorneys' fees, costs, and unspecified other relief. The complaint does not identify or specify the amount, if any, of damages NIB claims to have incurred as a result of any alleged conduct by the Company. The Company believes that the claims asserted against it by NIB are without merit. The Company intends to defend the action vigorously, and does not believe that this claim will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. In April 1998, the New Jersey Superior Court dismissed the above action and in August 2000, the Bankruptcy Court of Delaware issued an order allowing the bankruptcy trustee to abandon the property of the NIB bankrupt estate, including litigation claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Shares of the Company's Common Stock, $.01 par value per share, are quoted on The Nasdaq Stock Market under the symbol "LTBG." The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of the Common Stock on the National Market System, as reported in published financial sources:

                                                                HIGH       LOW
                                                              --------   --------
2000
First Quarter...............................................   $28.81     $16.69
Second Quarter..............................................   $24.50     $15.25
Third Quarter...............................................   $27.50     $ 9.00
Fourth Quarter..............................................   $17.06     $ 7.56

1999
First Quarter...............................................   $ 7.25     $ 4.63
Second Quarter..............................................   $12.56     $ 4.75
Third Quarter...............................................   $19.88     $11.88
Fourth Quarter..............................................   $33.25     $15.38

    As of March 22, 2001, there were 199 holders of record of common stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data have been derived from the Company's audited historical financial statements, certain of which are included elsewhere in this Annual Report on Form 10-K.

                                                                      YEARS ENDED DEC. 31,
                                                      ----------------------------------------------------
                                                        2000       1999       1998       1997       1996
                                                      --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues............................................  $121,554   $89,716    $63,351    $40,549    $29,545
Cost of revenues....................................    62,633    42,876     33,107     19,428     15,986
                                                      --------   -------    -------    -------    -------
Gross profit........................................    58,921    46,840     30,244     21,121     13,559
                                                      --------   -------    -------    -------    -------
Operating expenses:
  Development costs.................................    16,287    12,659      9,596      6,072      4,380
  Sales and marketing...............................     8,775     7,482      6,857      6,041      3,673
  General and administrative........................    12,004    10,877      8,490      4,731      2,769
  Amortization of goodwill and acquired workforce...       502     1,342      2,982        497         --
  Intangible asset impairment.......................        --        --      7,385         --         --
  Purchased in-process research and development.....        --        --         --      4,000         --
                                                      --------   -------    -------    -------    -------
Total operating expenses............................    37,568    32,360     35,310     21,341     10,822
                                                      --------   -------    -------    -------    -------
Income (loss) from operations.......................    21,353    14,480     (5,066)      (220)     2,737
Other income (expense)(1)...........................     1,529     1,233        682        949       (305)
                                                      --------   -------    -------    -------    -------
Income (loss) before income taxes...................    22,882    15,713     (4,384)       729      2,432
Provision for income taxes..........................     9,193     5,568      2,513        892        160
                                                      --------   -------    -------    -------    -------
Net income (loss)...................................    13,689    10,145     (6,897)      (163)     2,272
Accretion of preferred stock dividends..............        --        --         --         --       (137)
                                                      --------   -------    -------    -------    -------
Net income (loss) available for common stock........  $ 13,689   $10,145    $(6,897)   $  (163)   $ 2,135
                                                      ========   =======    =======    =======    =======
Basic earnings (loss) per common share..............  $   0.80   $  0.62    $ (0.44)   $ (0.01)   $  0.33
                                                      ========   =======    =======    =======    =======
Diluted earnings (loss) per common share............  $   0.74   $  0.56    $ (0.44)   $ (0.01)   $  0.17
                                                      ========   =======    =======    =======    =======

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................  $31,471    $35,478    $16,437    $15,716    $27,901
Working capital................................  $46,999    $36,771    $24,519    $21,186    $30,457
Total assets...................................  $99,001    $75,857    $57,777    $63,565    $41,766
Long-term obligations, less current portion....  $   963    $ 1,102    $ 1,181    $ 2,221    $ 2,221
Stockholders' equity...........................  $75,028    $57,292    $44,447    $50,716    $33,599

------------------------

(1) Consists principally of interest income for the years ended December 31, 2000, 1998 and 1997. For the year ended December 31, 1999, consists principally of interest income and a nonrecurring gain of approximately $415 on the sale of an investment. Consists principally of interest expense for the year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Lightbridge develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition, retention and fraud prevention processes. Through its acquisition of Corsair in February 2001, the Company also provides wireless telecommunications carriers with a software solution designed to integrate with upcoming wireless Intelligent Network Standards and a system to reduce cloning fraud.

    Lightbridge's total revenues increased by 312.0% to $121.6 million in 2000 from $29.5 million in fiscal 1996. This revenue increase was driven primarily by increases in volume of wireless customer qualification and activation transactions processed for wireless carrier clients and in the utilization of the Company's products and services by carriers. The Company's revenues consist of transaction revenues, software licensing and maintenance, and consulting revenues. Transaction revenues account for a majority of the Company's revenues. Software licensing and maintenance revenues and consulting revenues have increased during recent periods, primarily as a result of increased consulting services associated with linking wireless carrier legacy and third-party systems to the Company's systems and the licensing of certain software products. Software licensing and maintenance and consulting revenues were an aggregate of 22.1%, 29.4% and 34.2% of total revenues in fiscal 2000, 1999 and 1998, respectively. There can be no assurance that the Company's software products or its consulting services will achieve market acceptance or that the mix of the Company's revenues will remain constant.

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

    During 2000, Lightbridge continued its efforts to complete development of in-process technology obtained through the acquisition of Coral Systems, Inc. ("Coral") in 1997. Lightbridge developed a new version of FraudBuster that contains substantial enhancements in performance, scalability and functionality and was released in the third quarter of 2000. Lightbridge also completed the development of Alias and @Risk, which are complementary to FraudBuster and contain new subscription fraud detection tools.

    On February 7, 2001 Lightbridge completed its merger with Corsair. Under the terms of the merger agreement, Lightning Merger Corporation, a wholly owned subsidiary of Lightbridge, merged with and into Corsair and Corsair became a wholly owned subsidiary of Lightbridge. In connection with the merger, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders who received 0.5978 of a share of Lightbridge common stock in exchange for each share of Corsair common stock held. In addition, the Company assumed the obligation to issue, upon exercise of outstanding Corsair options, approximately 1,587,094 shares of common stock.

    Corsair is a leading provider of system solutions for the global wireless industry. Its PrePay billing system provides wireless telecommunications carriers with a software solution designed to integrate with the upcoming Wireless Intelligent Network standards. Its PhonePrint system provides carriers with a system to reduce cloning fraud.

    During fiscal 2000, 1999 and 1998, two, two and three of the Company's clients, respectively, accounted for more than 10% of the Company's total revenues. Revenues from the two clients in 2000 aggregated 24% and 29% of total revenues. Revenues from the two clients in fiscal 1999 aggregated 18% and 33% of total revenues. Revenues from the three clients in fiscal 1998 aggregated 17%, 15% and 10% of total revenues.

    Substantially all of the Company's revenues historically have been derived from clients located in the United States.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                                        YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    2000          1999          1998
                                                                  --------      --------      --------
Revenues:
Transaction.................................................        77.9%         70.6%         65.8%
Software licensing and maintenance..........................        11.1          14.9          18.8
Consulting services.........................................        11.0          14.5          15.4
                                                                   -----         -----         -----
                                                                   100.0         100.0         100.0
                                                                   -----         -----         -----
Cost of revenues:
Transaction.................................................        40.6          33.7          36.8
Software licensing and maintenance..........................         5.1           5.6           7.2
Consulting services.........................................         5.8           8.5           8.3
                                                                   -----         -----         -----
                                                                    51.5          47.8          52.3
                                                                   -----         -----         -----
Gross profit................................................        48.5          52.2          47.7
                                                                   -----         -----         -----
Operating expenses:
Development costs...........................................        13.4          14.1          15.1
Sales and marketing.........................................         7.2           8.3          10.8
General and administrative..................................         9.9          12.1          13.4
Amortization of goodwill and acquired workforce.............         0.4           1.5           4.7
Intangible asset impairment.................................          --            --          11.7
                                                                   -----         -----         -----
Total operating expenses....................................        30.9          36.0          55.7
                                                                   -----         -----         -----
Income (loss) from operations...............................        17.6          16.2          (8.0)
                                                                   -----         -----         -----
Other income (expense), net.................................         1.3           1.4           1.1
                                                                   -----         -----         -----
Income (loss) before income taxes...........................        18.9          17.6          (6.9)
Provision for income taxes..................................         7.6           6.2           4.0
                                                                   -----         -----         -----
Net income (loss)...........................................        11.3%         11.4%        (10.9)%
                                                                   =====         =====         =====

    YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    REVENUES. Revenues increased by 35.5% to $121.6 million in the year ended December 31, 2000 from $89.7 million in the year ended December 31, 1999.

    Transaction revenues increased by 49.5% to $94.7 million in the year ended December 31, 2000 from $63.3 million in the year ended December 31, 1999, while increasing as a percentage of total revenues to 77.9% from 70.6%. The increase in transaction revenues for the year ended December 31, 2000 was primarily due to increased volume of qualification and activation transactions processed for carrier clients, including new clients, and an increase in special program efforts through Lightbridge's TeleServices Call Center, which are generally not provided under a long-term contract.

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

    Software licensing and maintenance revenues increased slightly to $13.4 million in the year ended December 31, 2000 from $13.3 million in the year ended December 31, 1999, while decreasing as a percentage of total revenues to 11.1% from 14.9%.

    Consulting services revenues increased by 2.6% to $13.4 million in the year ended December 31, 2000 from $13.1 million in the year ended December 31, 1999, while decreasing as a percentage of total revenues to 11.0% from 14.5%. The increase in consulting services revenues for the year ended December 31, 2000 was principally due to increased demand for the consulting services, principally custom software development and systems integration offered by the Company.

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

    Transaction cost of revenues increased by 63.2% to $49.4 million in the year ended December 31, 2000 from $30.3 million in the year ended December 31, 1999, while increasing as a percentage of total transaction revenues to 52.2% from 47.8%. The increase in transaction cost of revenues for the year ended
December 31, 2000 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The increase in transaction cost of revenues as a percentage of total transaction revenues for the year ended December 31, 2000 principally resulted from costs attributable to expansion of Lightbridge's staff and systems capacity, particularly for Lightbridge's TeleServices Call Centers. Transaction cost of revenues was also affected by an increase in the level of temporary labor used and a shift in the mix of services provided during the year ended December 31, 2000.

    Software licensing and maintenance cost of revenues increased by 23.9% to $6.2 million in the year ended December 31, 2000 from $5.0 million in the year ended December 31, 1999, while increasing as a percentage of total software licensing and maintenance revenues to 46.4% from 37.8%. The dollar increase in software licensing and maintenance cost of revenues for the year ended
December 31, 2000 was primarily due to an increase in personnel in connection with an increase in maintenance contracts and the deployment and beta testing of FraudBuster 5.0. The increase in software licensing and maintenance cost of revenues as a percentage of total software licensing and maintenance revenues for the year ended December 31, 2000 resulted from a higher percentage of software maintenance revenues during that period. The software maintenance component of software licensing and maintenance revenues generally has lower margins than the software licensing component.

    Consulting services cost of revenues decreased by 7.7% to $7.0 million in the year ended December 31, 2000 from $7.6 million in the year ended
December 31, 1999, while decreasing as a percentage of total consulting services revenues to 52.2% from 58.1%. The dollar decrease in consulting services cost of revenues was attributable primarily to the assignment of consulting resources to other areas of the Company when not being utilized on a consulting project. The decrease in consulting services cost of revenues as a percentage of consulting services revenue was primarily due to a higher utilization of consulting resources during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

    The Company expects fluctuations in gross profit may occur primarily due to a change in the mix of revenue generated from the Company's three revenue components, particularly revenues from software licensing and maintenance and consulting services.

    DEVELOPMENT COSTS. Development expenses include software development costs consisting primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

    Development expenses increased by 28.7% to $16.3 million in the year ended December 31, 2000 from $12.7 million in the year ended December 31, 1999, while decreasing as a percentage of total revenues to 13.4% from 14.1%. The dollar increase in development costs for the year ended December 31, 2000 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts were the development of an enhanced version of Lightbridge's Fraud Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System and development of its Fraud Management software products, Alias and @Risk. Lightbridge expects to continue to increase the dollar amount of its engineering and development efforts in order to continue enhancing its existing products and services, including its Channel Solutions, Fraud Management and PrePay products and services, as well as to develop new products and services.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

    Sales and marketing expenses increased by 17.3% to $8.8 million in the year ended December 31, 2000 from $7.5 million in the year ended December 31, 1999, while decreasing as a percentage of total revenue to 7.2% from 8.3%. The increase for the year ended December 31, 2000 was due to the continued investment in sales and marketing efforts, both domestically and internationally, in order to increase penetration of existing accounts and to add new clients and markets.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services.

    General and administrative expenses increased by 10.4% to $12.0 million in the year ended December 31, 2000 from $10.9 million in the year ended
December 31, 1999, while decreasing as a percentage of total revenue to 9.9% from 12.1%. The increase for the year ended December 31, 2000 was primarily due to higher usage of external consulting for strategic reviews and recruiting fees for additional hires.

    AMORTIZATION OF GOODWILL AND ACQUIRED WORKFORCE. Amortization of goodwill and acquired workforce consists of amortization expense of certain acquired intangible assets from the acquisition of Coral in 1997.

    Amortization of goodwill and acquired workforce expense decreased by 62.6% to $0.5 million in the year ended December 31, 2000 from $1.3 million in the year ended December 31, 1999 and also decreased as a percentage of total revenues to 0.4% from 1.5%. Both the dollar decrease and the decrease as a percentage of total revenues were due to the write-off, during the fourth quarter of 1999, of the remainder of the net goodwill balance and a portion of the acquired workforce asset to reflect the return of a portion of the shares escrowed at the time of the Coral acquisition in November 1997 in settlement of claims made by Lightbridge.

    OTHER INCOME, NET. Other income, net in the year ended December 31, 2000 consisted predominantly of interest income and interest expense. Other income, net increased by 23.9% to $1.5 million in the year ended December 31, 2000 from $1.2 million in the year ended December 31, 1999. This increase was primarily due to a $0.7 million increase in interest income as a result of higher average cash balances during the year ended December 31, 2000. This increase in interest income was offset by a decrease in other non-operating income due to a nonrecurring gain on a sale of investments of $0.4 million during the year ended December 31, 1999.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 40% and 35% for the years ended December 31, 2000 and 1999, respectively. The Company has net operating loss carryforwards for federal income tax purposes. These net operating loss carryforwards are limited in use and therefore a valuation allowance was established against a portion of the deferred tax assets as their full realization is not assured.

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

    DEVELOPMENT COSTS. Development expenses increased by 31.9% to $12.7 million in the year ended December 31, 1999 from $9.6 million in the year ended December 31, 1998, while decreasing as a percentage of total revenues to 14.1% from 15.1%. The increase in costs for the year ended December 31, 1999 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts were the development of an enhanced version of its Fraud Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System and development of its Fraud Management software products, Alias and @Risk.

    SALES AND MARKETING. Sales and marketing expenses increased by 9.1% to $7.5 million in the year ended December 31, 1999 from $6.9 million in the year ended December 31, 1998, while decreasing as a percentage of total revenue to 8.3% from 10.8%. The increase for the year ended December 31, 1999 was due to the continued investment in sales and marketing efforts, both domestically and internationally, in order to increase penetration of existing accounts and to add new clients and markets.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has a $15.0 million unsecured working capital line of credit with a bank. Borrowing availability on the working capital line of credit is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit bear interest at the bank's prime rate (9.5% at December 31, 2000). The working capital line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1.25 million in the aggregate. At December 31, 2000, there were no borrowings outstanding under the working capital line of credit. Borrowing availability at December 31, 2000 was $14.0 million for the working capital line of credit. The Company's agreement with the bank contains covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in August 2001. At December 31, 2000 the Company has an outstanding letter of credit in the amount of $1.0 million which expires in May 2002.

    The Company's capital expenditures totaled $17.0 million and $10.4 million, respectively, for the years ended December 31, 2000 and 1999. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure and computer equipment for development activities. In addition, during the year ended December 31, 2000 capital expenditures included construction of a third call center and new space buildouts. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2006.

    Lightbridge considers earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be meaningful given the impact on operating income from non-cash expenses such as depreciation of property and equipment and the amortization of intangible assets. EBITDA and after-tax cash flow should not be considered in isolation from, or as a substitute for, operating income, net income or cash flow and other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles or as a measure of Lightbridge's profitability or liquidity. Although these measures of performance are not calculated in accordance with generally accepted accounting principles, Lightbridge believes they are widely used in the telecommunications industry as a measure of a company's operating performance because they assist in comparing companies on a more consistent basis without regard to depreciation and amortization which can vary significantly depending on accounting methods (particularly when acquisitions are involved). EBITDA increased by 34.6% to $31.6 million in the year ended December 31, 2000 from $23.5 million in the year ended December 31, 1999. The increase for the year ended December 31, 2000 resulted primarily from an increase in operating income.

    As of December 31, 2000, the Company had cash and cash equivalents of $31.5 million and working capital of $47.0 million. The Company believes that the current cash balances and funds available under existing lines of credit will be sufficient to finance the Company's operations and capital expenditures for at least the next twelve months.

INFLATION

    Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in the implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Lightbridge will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, will not have a material impact on Lightbridge's consolidated results of operations, financial position or cash flows.

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

    Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during 2000. The effect of a similar hypothetical change in interest rates on the

Company's variable-rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

    For additional information about the Company's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in the accompanying consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company are listed in the index included in
Item 14(a)(1) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information called for by this Item is not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item will be contained in the Company's Proxy Statement for the 2001 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2001 and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this item will be contained in the Company's Proxy Statement for the 2001 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2001 and is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item will be contained in the Company's Proxy Statement for the 2001 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2001 and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item will be contained in the Company's Proxy Statement for the 2001 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2001 and is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report

(1)  Financial Statements
     Independent Auditors' Report................................  F-1
     Consolidated Balance Sheets as of December 31, 2000 and
     1999........................................................  F-2
     Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998............................  F-3
     Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2000, 1999 and 1998................  F-4
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998............................  F-5
     Notes to Consolidated Financial Statements..................  F-6
(2).. Consolidated Financial Statement Schedules
     All schedules have been omitted because the required
     information either is not applicable or is shown in the
     financial statements or notes thereto.

    (3) Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------   ------------------------------------------------------------
    2.1 (1)   Amended and Restated Agreement and Plan of Reorganization
              dated November 8, 2000 among the Company, Lightning Merger
              Corporation and Corsair
    3.1 (2)   Amended and Restated Certificate of Incorporation of the
              Company
    3.2 (2)   Amended and Restated By-Laws of the Company
    3.3 (3)   Amendment to Amended and Restated By-Laws of the Company,
              adopted October 29, 1998
    4.1 (2)   Specimen Certificate for Common Stock of the Company
    4.2 (4)   Rights Agreement dated as of November 14, 1997, between
              Lightbridge, Inc. and American Stock Transfer and Trust
              Company, as Rights Agent
    4.3 (4)   Form of Certificate of Designation of Series A Participating
              Cumulative Preferred Stock of Lightbridge, Inc.
    4.4 (4)   Form of Right Certificate
   10.1 (2)   1991 Registration Rights Agreement dated February 11, 1991, as amended, between the Company and the persons named herein
   10.2 (2)   Subordinated Note and Warrant Purchase Agreement dated as of
              August 29, 1994 between the Company and the Purchasers named therein, including form of Subordinated 14% Promissory Notes and form of Common Stock Purchase Warrants
   10.3 (2)   Form of Common Stock Purchase Warrants issued August 1995
   10.4 (2)   Settlement Agreement dated February 2, 1996 between the
              Company, BEB, Inc., BEB Limited Partnership I, BEB Limited
              Partnership II, BEB Limited Partnership III, BEB Limited
              Partnership IV, certain related parties and Brian Boyle
   10.5 (2)   1990 Incentive and Nonqualified Stock Option Plan
   10.6 (2)   1996 Employee Stock Purchase Plan
   10.7 (2)   Employment Agreement dated August 16, 1996 between the
              Company and Pamela D.A. Reeve
   10.8 (2)   Letter Agreement, dated August 26, 1996, between the Company and Brian E. Boyle, including form of Common Stock Purchase
              Warrant and Registration Rights Agreement
   10.9 (2)   Office Lease dated September 30, 1994, as amended, between the Company and Hobbs Brook Office Park
   10.10(5)   Office Lease dated March 5, 1997, between the Company and
              Sumitomo Life Realty (N.Y.), Inc.
   10.11(6)   First and Second Amendments dated July 22, 1997 and October
              6, 1997, respectively, to the Office Lease included as Item
              10.12
   10.12(7)   Office Building Lease, dated March 12, 1998, between 8900
              Grantline Road Investors and the Company
   10.13(8)   Third and Fourth Amendments dated March 15, 1999 and July
              16, 1999, respectively, to the office lease included as Item
              10.10
   10.14(8)   Office Lease dated October 4, 1999, between the Company and
              New Alliance Properties, Inc.
   10.15(8)   First Amendment dated September 20, 1999 to the Office Lease included as Item 10.9
   10.16(9)   Fifth and Sixth Amendments dated March 10, 2000 to the
              office lease included as Item 10.10
   10.17(10)  Employment Agreement dated May 25, 2000 between the Company and Harlan Plumley
   10.18(10)  Loan Agreement dated August 11, 2000 between the Company and
              Silicon Valley Bank
   10.19(10)  1996 Incentive and Non-Qualified Stock Option Plan (as
              amended)
   10.20(10)  1998 Non-Statutory Stock Option Plan (as amended)
   10.21(11)  Office lease dated August 15, 2000 between the Company and
              Arthur Pappathanasi, trustee of 330 Scangas Nominee Trust

EXHIBIT NO.                           DESCRIPTION
-----------   ------------------------------------------------------------
   10.22      Amendment to 1998 Non-Statutory Stock Option Plan adopted on
              November 16, 2000
   23.1       Independent Auditors Consent--Deloitte & Touche LLP
   24.1       Power of Attorney (See signature page hereto)

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration Number 333-50196), as filed with the Securities and
    Exchange Commission on November 17, 2000.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-6589).

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4) Incorporated by reference to the Company's Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on
    November 21, 1997.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

    (b) Reports on Form 8-K filed in the fourth quarter of 2000

    On October 26, 2000, the Company filed a Current Report on Form 8-K dated October 26, 2000 with respect to the Company's execution of the Agreement and Plan of Reorganization among Lightbridge, Inc., Lightning Merger Corporation and Corsair Communications, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                                       LIGHTBRIDGE, INC.

                                                       By:            /s/ PAMELA D. A. REEVE
                                                            -----------------------------------------
                                                                        Pamela D. A. Reeve
                                                                     CHIEF EXECUTIVE OFFICER

    Each person whose signature appears below hereby appoints Pamela D.A. Reeve and Harlan Plumley, and each of them severally, acting alone and without the other, his or her true and lawful attorney-in-fact with the authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary or advisable to enable Lightbridge, Inc., to comply with the rules, regulations, and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                   NAME                                      TITLE                        DATE
                   ----                                      -----                        ----
            /s/ HARLAN PLUMLEY              Vice President, Finance and                March 30th,
    ---------------------------------       Administration, Chief Financial Officer       2001
              Harlan Plumley                and Treasurer (Principal Financial and
                                            Accounting Officer)

          /s/ PAMELA D.A. REEVE             Chief Executive Officer and Director       March 30th,
    ---------------------------------       (Principal Executive Officer)                 2001
            Pamela D.A. Reeve

           /s/ THOMAS C. MEYER              President, Chief Operating Officer and     March 30th,
    ---------------------------------       Director                                      2001
             Thomas C. Meyer

           /s/ ANDREW G. MILLS              Director                                   March 27th,
    ---------------------------------                                                     2001
             Andrew G. Mills

          /s/ TORRENCE C. HARDER            Director                                   March 30th,
    ---------------------------------                                                     2001
            Torrence C. Harder

          /s/ RACHELLE B. CHONG             Director                                   March 26th,
    ---------------------------------                                                     2001
            Rachelle B. Chong

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lightbridge, Inc.
Burlington, Massachusetts

    We have audited the accompanying consolidated balance sheets of Lightbridge, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lightbridge, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
/s/ DELOITTE & TOUCHE LLP
----------------------------

Boston, Massachusetts

January 23, 2001 (February 7, 2001 as to Note 1
"Merger with Corsair Communications, Inc.")

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

           (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              --------   ----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $31,471     $35,478
  Accounts receivable, net..................................   35,430      16,786
  Deferred tax assets, net..................................      664         843
  Other current assets......................................    2,444       1,127
                                                              -------     -------
    Total current assets....................................   70,009      54,234
Property and equipment, net.................................   25,281      17,367
Deferred tax assets, net....................................    2,233       1,720
Other assets, net...........................................    1,478       2,536
                                                              -------     -------
    Total assets............................................  $99,001     $75,857
                                                              =======     =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $10,073     $ 7,392
  Accrued compensation......................................    5,066       4,228
  Other accrued liabilities.................................    4,415       2,429
  Deferred revenues.........................................    3,456       2,914
  Short-term borrowings and current portion of subordinated
    notes payable...........................................       --         500
                                                              -------     -------
    Total current liabilities...............................   23,010      17,463
Subordinated notes payable..................................       --         191
Other long-term liabilities.................................      963         911
                                                              -------     -------
    Total liabilities.......................................   23,973      18,565
Commitments and contingencies (Note 5)
Stockholders' equity:
  Preferred stock; $0.01 par value, 5,000,000 shares
    authorized; no shares issued or outstanding at December
    31, 2000 and 1999.......................................       --          --
  Common stock, $.01 par value; 60,000,000 shares
    authorized; 18,454,205 and 17,510,661 shares issued;
    17,562,300 and 16,618,756 shares outstanding at December
    31, 2000 and 1999, respectively.........................      184         175
  Additional paid-in capital................................   62,529      58,298
  Warrants..................................................      206         399
  Retained earnings.........................................   14,853       1,164
Less treasury stock; 891,905 shares at cost at December 31,
  2000 and 1999.............................................   (2,744)     (2,744)
                                                              -------     -------
    Total stockholders' equity..............................   75,028      57,292
                                                              -------     -------
      Total liabilities and stockholders' equity............  $99,001     $75,857
                                                              =======     =======

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Transaction...............................................  $94,719    $63,341    $41,683
  Software licensing and maintenance........................   13,438     13,324     11,927
  Consulting services.......................................   13,397     13,051      9,741
                                                              -------    -------    -------
    Total revenues..........................................  121,554     89,716     63,351
                                                              -------    -------    -------
Cost of revenues:
  Transaction...............................................   49,397     30,259     23,301
  Software licensing and maintenance........................    6,240      5,038      4,583
  Consulting services.......................................    6,996      7,579      5,223
                                                              -------    -------    -------
    Total cost of revenues..................................   62,633     42,876     33,107
                                                              -------    -------    -------
Gross profit................................................   58,921     46,840     30,244
                                                              -------    -------    -------
Operating expenses:
  Development costs.........................................   16,287     12,659      9,596
  Sales and marketing.......................................    8,775      7,482      6,857
  General and administrative................................   12,004     10,877      8,490
  Amortization of goodwill and acquired workforce...........      502      1,342      2,982
  Intangible asset impairment...............................       --         --      7,385
                                                              -------    -------    -------
    Total operating expenses................................   37,568     32,360     35,310
                                                              -------    -------    -------
Income (loss) from operations...............................   21,353     14,480     (5,066)
                                                              -------    -------    -------
Other income (expense):
  Interest income...........................................    1,394        731        646
  Interest expense..........................................      (54)      (130)      (242)
  Other non-operating income................................      189        632        278
                                                              -------    -------    -------
    Total other income......................................    1,529      1,233        682
                                                              -------    -------    -------
Income (loss) before provision for income taxes.............   22,882     15,713     (4,384)
Provision for income taxes..................................    9,193      5,568      2,513
                                                              -------    -------    -------
Net income (loss)...........................................  $13,689    $10,145    $(6,897)
                                                              =======    =======    =======
  Basic earnings (loss) per share (Note 9)..................  $  0.80    $  0.62    $ (0.44)
                                                              =======    =======    =======
  Diluted earnings (loss) per share (Note 9)................  $  0.74    $  0.56    $ (0.44)
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                                                                 RETAINED
                                   COMMON STOCK       ADDITIONAL                 EARNINGS       TREASURY STOCK          TOTAL
                                -------------------    PAID-IN                 (ACCUMULATED   -------------------   STOCKHOLDERS'
                                 SHARES     AMOUNT     CAPITAL     WARRANTS      DEFICIT)      SHARES     AMOUNT       EQUITY
                                --------   --------   ----------   ---------   ------------   --------   --------   -------------
Balance, January 1, 1998......   16,493      $165      $53,661       $ 599       $(2,084)       827      $(1,625)      $50,716
Issuance of common stock for
  cash........................       19        --          144          --            --         --           --           144
Exercise of common stock
  options.....................      330         4          313          --            --         --           --           317
Tax benefit from disqualifying
  dispositions of incentive
  stock options and
  non-qualified stock
  options.....................       --        --          168          --            --         --           --           168
Net loss......................       --        --           --          --        (6,897)        --           --        (6,897)
                                 ------      ----      -------       -----       -------        ---      -------       -------
Balance, December 31, 1998....   16,842       169       54,286         599        (8,981)       827       (1,625)       44,448
Issuance of common stock for
  cash........................       39        --          181          --            --         --           --           181
Exercise of common stock
  options.....................      418         4        2,121          --            --         --           --         2,125
Exercise of common stock
  warrants....................      212         2          623        (200)           --         --           --           425
Return of escrowed shares.....       --        --           --          --            --         65       (1,119)       (1,119)
Tax benefit from disqualifying
  dispositions of incentive
  stock options and
  non-qualified stock
  options.....................       --        --        1,087          --            --         --           --         1,087
Net income....................       --        --           --          --        10,145         --           --        10,145
                                 ------      ----      -------       -----       -------        ---      -------       -------
Balance, December 31, 1999....   17,511       175       58,298         399         1,164        892       (2,744)       57,292
Issuance of common stock for
  cash........................       15        --          248          --            --         --           --           248
Exercise of common stock
  options.....................      451         4        1,797          --            --         --           --         1,801
Exercise of common stock
  warrants (Note 4)...........      477         5        1,126        (193)           --         --           --           938
Tax benefit from disqualifying
  dispositions of Incentive
  stock options and
  non-qualified Stock options        --        --        1,060          --            --         --           --         1,060
Net income....................       --        --           --          --        13,689         --           --        13,689
                                 ------      ----      -------       -----       -------        ---      -------       -------
Balance, December 31, 2000....   18,454      $184      $62,529       $ 206       $14,853        892      $(2,744)      $75,028
                                 ======      ====      =======       =====       =======        ===      =======       =======

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $13,689    $10,145    $(6,897)
Adjustments to reconcile net income (loss) to net cash
  provided by
  (used in) operating activities (net of effect of
  acquisition):
  Deferred income taxes.....................................     (334)    (1,776)      (266)
  Depreciation and amortization.............................   10,293      9,033     10,597
  Loss on disposal of equipment.............................       --         --         19
  Gain on sale of investment................................       --       (415)        --
  Asset impairment..........................................       --         --      7,385
Changes in assets and liabilities:
  Accounts receivable.......................................  (18,644)     2,046     (5,619)
  Other assets..............................................   (1,491)       114      1,393
  Accounts payable and accrued liabilities..................    5,504      4,769      1,998
  Other long-term liabilities...............................       52        385       (178)
  Deferred revenues.........................................      543      1,454       (198)
                                                              -------    -------    -------
    Net cash provided by operating activities...............    9,612     25,755      8,234
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................  (16,955)   (10,386)    (6,929)
Capitalization of software development costs................       --         --       (155)
Sales of investments........................................       --        550         --
                                                              -------    -------    -------
    Net cash used in investing activities...................  (16,955)    (9,836)    (7,084)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable...................................       --       (403)      (930)
Payments under capital lease obligations....................       --        (44)      (295)
Proceeds from issuance of common stock......................    2,050      2,307        628
Disqualifying dispositions..................................    1,060      1,087        168
Proceeds from exercise of warrants..........................      226        175         --
                                                              -------    -------    -------
    Net cash provided by (used in) financing activities.....    3,336      3,122       (429)
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........   (4,007)    19,041        721
Cash and cash equivalents, beginning of year................   35,478     16,437     15,716
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $31,471    $35,478    $16,437
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

1.  BUSINESS AND RECENT ACQUISITIONS

    BUSINESS--Lightbridge, Inc. (the "Company") was incorporated in June 1989 under the laws of the state of Delaware. Effective November 1, 1994, the Company changed its name to Lightbridge, Inc. The Company develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition, retention and fraud prevention processes.

    MERGER WITH CORSAIR COMMUNICATIONS, INC.--On February 7, 2001 Lightbridge completed its merger with Corsair Communications, Inc. ("Corsair"). Corsair is a leading provider of system solutions for the global wireless industry. Under the terms of the merger agreement, Lightning Merger Corporation, a wholly owned subsidiary of Lightbridge, merged with and into Corsair and Corsair became a wholly owned subsidiary of Lightbridge. In connection with the merger, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders who received 0.5978 of a share of Lightbridge common stock in exchange for each share of Corsair common stock held.

    In addition, the Company assumed the obligation to issue, upon exercise of outstanding Corsair stock options, approximately 1,587,094 shares of common stock. Corsair stock options were assumed by the Company with no alteration to their original terms, other than adjustments to reflect the exchange ratio between the stocks of the Company and Corsair.

    The merger is expected to be accounted for as a pooling-of-interests and the Company expects to record a charge of $6,000 as of the date of combination, reflecting the cost of professional services and fees associated with the merger and terminations of redundant personnel. The accompanying financial statements reflect the accounts of the Company without taking into account the effect of the merger. Summarized information regarding the combined revenues, net income and earnings per share of the Company and Corsair are as follows:

                               PROFORMA UNAUDITED

                                                  2000       1999       1998
                                                --------   --------   --------
Revenues......................................  $186,644   $155,923   $128,569
                                                ========   ========   ========
Net income....................................  $ 30,512   $ 18,986   $(13,763)
                                                ========   ========   ========
Basic earnings (loss) per share...............  $   1.12   $   0.71   $  (0.51)
                                                ========   ========   ========
Diluted earnings (loss) per share.............  $   1.04   $   0.66   $  (0.51)
                                                ========   ========   ========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION--These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    SIGNIFICANT ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at each reporting date and the amount of revenue and expense reported each period. These estimates include provisions

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

for bad debts, certain accrued liabilities, recognition of revenue and expenses, and recoverability of deferred tax assets. Actual results could differ from these estimates.

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

    REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK--The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and certain hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for wireless telecommunications carriers are recognized in the period when services are performed. The Company's software license agreements have typically provided for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions. The Company has also entered into license agreements that provide for either a one-time license fee or a monthly license fee.

    The Company accounts for Software License and Maintenance revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP 97-2). "Software Revenue Recognition" and SOP 98-9 "Modification to SOP 97-2 With Respect to Certain Transactions."

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

    Staff Accounting Bulletin No. 101 ("SAB 101") was released on December 3, 1999 and provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Lightbridge's revenue recognition practices are in compliance with SAB 101 and Lightbridge's adoption of SAB 101 has not had a material effect on its consolidated financial position or results of operations.

    Substantially all of the Company's customers are providers of wireless telecommunications service and are generally granted credit without collateral. The Company's revenues vary throughout the year with the period of highest revenue generally occurring during the period October 1 through December 31. The allowance for doubtful accounts at December 31, 2000, 1999 and 1998 was approximately $1,017, $1,200 and $496, respectively. The Company recorded bad debt expense of $12, $980 and $793 and had write-offs, net of recoveries associated with accounts receivable of $194, $276 and $516 for the years ended December 31, 2000, 1999 and 1998, respectively.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

    Customers exceeding 10% of the Company's revenues during the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                   PERCENT OF REVENUE
                                                             ------------------------------
                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
CUSTOMER                                                       2000       1999       1998
--------                                                     --------   --------   --------
A..........................................................     24%        18%        17%
B..........................................................     29         33         15
C..........................................................      *          *         10
                                                                --         --         --
                                                                53%        51%        42%
                                                                ==         ==         ==

------------------------

* For years in which a customer represented less than 10% of revenues, such customer's percent of revenue for that year is not presented.

    EXPORT SALES--The Company had export sales to the following countries during fiscal 2000, 1999 and 1998:

                                                        2000       1999       1998
                                                      --------   --------   --------
Brazil..............................................   $  509     $1,135     $  149
Canada..............................................    1,098        505         --
Chile...............................................      493        471        452
Malaysia............................................      122        123        677
Netherlands.........................................        4        522        243
Philippines.........................................       --         42        157
Bolivia.............................................       --          8         --
Sweden..............................................      124         --         --
Thailand............................................       --         49         --
Taiwan..............................................      547        129        758
United Kingdom......................................      186        206         25
                                                       ------     ------     ------
Total...............................................   $3,083     $3,190     $2,461
                                                       ======     ======     ======

    ACQUIRED INTANGIBLE ASSETS--Acquired intangible assets, primarily related to the Coral acquisition, consist of acquired existing technology and workforce and are included with Other Assets in the accompanying balance sheet. These assets are being amortized on a straight-line basis over their estimated useful lives, ranging from five months to five years. Acquired intangible assets are recorded net of accumulated amortization of approximately $5,709 and $4,556 at December 31, 2000 and 1999, respectively.

    INCOME TAXES--The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. Deferred income tax assets are principally the result of net operating loss carryforwards, income tax credits and differences in depreciation and amortization and accrued expenses and reserves for financial purposes and income tax purposes, and are recognized to the extent realization of such benefits is more likely than not. (See Note 7.)

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

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

    During the year ended December 31, 1998, the Company capitalized approximately $155 of software development costs associated with the development of three new products, including the costs of purchasing certain technology. Amortization is provided proportionately to anticipated revenues or over the specific release's estimated life, generally two years. The unamortized balance of capitalized software development costs was approximately $0 and $69 at December 31, 2000 and 1999, respectively. Accumulated amortization was approximately $2,414 and $2,346 at December 31, 2000 and 1999, respectively.

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                2000       1999            1998
SUPPLEMENTAL CASH FLOW INFORMATION                            --------   --------   -------------------
The Company had the following noncash transactions:
  Reduction of goodwill due to return of shares from and
    settlement of Coral escrow arrangements.................   $   --     $1,119    $                --
                                                               ======     ======    ===================
  Application of note to exercise warrants (See Note 4).....   $  691     $  250    $                --
                                                               ======     ======    ===================
Supplemental Items:
  Cash paid for interest....................................   $   54     $  139    $               232
                                                               ======     ======    ===================
  Cash paid for income taxes................................   $6,981     $8,274    $               642
                                                               ======     ======    ===================

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company periodically assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.

    In December 1998, the Company recorded $7,385 of expense related to impairment of certain intangible assets acquired in the Coral acquisition in 1997. In December 1998, the Company decided to abandon sales and development efforts related to the ChurnAlert product. As a result of this abandonment, unamortized amounts included in other acquired intangible assets associated with ChurnAlert, together with an allocation of remaining unamortized goodwill in the amount of $2,552, were charged to expense. Because of factors that indicated possible impairment of the remaining assets acquired from Coral, the Company then compared the remaining unamortized long-lived assets and goodwill to the undiscounted cash flows expected to be generated by the remaining Coral products and services. Since the undiscounted cash flows were less than the carrying value of the related assets, a goodwill impairment charge of $4,833 was recorded. In calculating the goodwill impairment charge, the fair value of the assets related to the remaining Coral products and services was determined using the present value of the cash flows to be generated by such products and services discounted using a 13% cost of capital.

    STOCK-BASED COMPENSATION--Compensation cost associated with the grant of options and other stock awards to employees is determined using the intrinsic value method. Compensation cost

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

associated with the grant of options and other stock awards to non-employees is determined using the fair value method.

    COMPREHENSIVE INCOME--The Company currently has no items of comprehensive income other than net income (loss).

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION--Based upon the way management and the Board of Directors monitor the operations, the Company operates in three distinct segments including the transaction business, the software license and maintenance business, and the consulting business. Within these three segments, performance is measured based on gross profit realized from each segment. Information about costs and expenses other than costs of revenues and assets and cash flows is not reported by segment. Information about revenues and cost of revenues of each segment is shown separately on the statement of operations. Amortization expense of acquired intangible assets related to the Coral acquisition recorded in software licensing and maintenance cost of revenues for the years ended December 31, 2000, 1999 and 1998 was approximately $651, $621 and $1,566, respectively. There are no transactions between segments.

    RECENT ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in the implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Lightbridge will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, will not have a material impact on Lightbridge's consolidated results of operations, financial position or cash flows.

    RECLASSIFICATIONS--Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

                                                              2000       1999
                                                            --------   --------
Furniture and fixtures....................................  $ 2,635    $ 1,806
Leasehold improvements....................................    9,504      6,869
Computer equipment........................................   29,514     19,297
Computer software.........................................    8,447      5,173
                                                            -------    -------
                                                             50,100     33,145
Less accumulated depreciation and amortization............  (24,819)   (15,778)
                                                            -------    -------
Property and equipment--net...............................  $25,281    $17,367
                                                            =======    =======

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

4.  NOTES PAYABLE

    At December 31, 1999, the Company had 8% subordinated notes totaling $691 that were paid off in 2000.

    LINE OF CREDIT--The Company has a $15,000 unsecured working capital line of credit with a bank. Borrowing availability on the working capital line is based upon the amount of qualifying accounts receivable. Advances under the line of credit bear interest at the bank's prime rate (9.5% at December 31, 2000). The working capital line of credit expires in August 2001.

    The working capital line of credit also provides for issuance of letters of credit of up to $1,250. Letters of credit reduce availability under the line. At December 31, 2000 and 1999, there were no borrowings outstanding under the working capital line of credit. At December 31, 2000, the Company had an outstanding letter of credit in the amount of $1,000, which expires in May 2002. Borrowing availability at December 31, 2000 was $14,000 for the working capital line of credit.

    The Company's agreement with the bank contains covenants that, among other things, prohibit the declaration of payments of dividends and require the Company to maintain certain financial ratios, principally related to tangible net worth and leverage.

    8% SUBORDINATED NOTES--In August 1994, the Company issued $2,100 of subordinated notes to certain holders of the Company's common and mandatory redeemable preferred stock, with immediately exercisable warrants for the purchase of 525,000 shares of the Company's common stock. The warrants were exercisable through June 30, 2001 at a price of $2 per share. During the year ended December 31, 2000, Lightbridge called the remaining outstanding balance of the subordinated notes in the amount of $691. Interest expense for the years ended December 31, 2000, 1999 and 1998 included accretion related to these notes of approximately $34, $44 and $44, respectively.

5.  COMMITMENTS AND CONTINGENCIES

    LEASES--The Company has noncancelable operating lease agreements for office space and certain equipment.

    Future minimum payments under operating leases consisted of the following at December 31, 2000:

                                                            OPERATING
                                                             LEASES
                                                            ---------
2001......................................................   $ 4,018
2002......................................................     3,954
2003......................................................     3,561
2004......................................................     1,700
Thereafter................................................       615
                                                             -------
Total minimum lease payments..............................   $13,848
                                                             =======

    Rent expense for operating leases was approximately $3,430, $3,062 and $2,773 for the years ended December 31, 2000, 1999 and 1998, respectively.

    LITIGATION--On September 10, 1997, an action was brought against the Company and another defendant, United States Cellular Corp., in the Superior Court of New Jersey, Law Division, Mercer

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

County by National Information Bureau Ltd. ("NIB"), a Delaware corporation based in New Jersey. In January 1998, NIB filed for Chapter 11 bankruptcy protection in Delaware, and requested that the New Jersey court stay the litigation pending a determination during the bankruptcy proceedings of whether NIB would pursue the case. The bankruptcy proceeding was subsequently converted into a Chapter 7 case. The complaint asserts counts against the Company alleging misappropriation of trade secrets, interference with contractual relations, civil conspiracy and breach of contract. Three other counts of the complaint assert claims only against United States Cellular Corp. In the complaint, NIB seeks damages, attorneys' fees, costs and unspecified other relief. The complaint does not identify or specify the amount, if any, of damages NIB claims to have incurred as a result of any alleged conduct by the Company. The Company believes that the claims asserted against it by NIB are without merit. The Company intends to defend the action vigorously, and does not believe that this claim will have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows. In April 1998, the New Jersey Superior Court dismissed the above action and in August 2000, the Bankruptcy Court of Delaware issued an order allowing the bankruptcy trustee to abandon the property of the NIB bankrupt estate, including litigation claims.

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

    1996 EMPLOYEE STOCK PLANS--On June 14, 1996, the Board authorized and the stockholders approved the adoption of the 1996 Incentive and Nonqualified Stock Option Plan and the 1996 Employee Stock Purchase Plan for the issuance of options or sale of shares to employees. Both plans became effective immediately after the closing of the Company's initial public offering:

-- 1996 Incentive and Nonqualified Stock Option Plan--The 1996 Incentive and Nonqualified Stock Option Plan provides for the issuance of options to purchase up to 4,350,000 shares of the Company's common stock. Options may be either qualified incentive stock options or nonqualified stock options at the discretion of the Board. Exercise prices must be greater than or equal to the fair market value on the date of grant, in the case of incentive stock options and nonqualified options.

-- 1996 Employee Stock Purchase Plan--The 1996 Employee Stock Purchase Plan provides for the sale of up to 200,000 shares of the Company's common stock to employees. Employees are allowed to purchase shares at a discount from the lower of fair value at the beginning or end of the purchase periods through payroll deductions. At December 31, 2000, 103,426 shares were available for purchase under the 1996 Stock Purchase Plan.

    1998 NON-STATUTORY STOCK OPTION PLAN--The 1998 Non-Statutory Stock Option Plan provides for the issuance of options to purchase up to 1,000,000 shares of the Company's common stock. Options are granted with an exercise price no less than the common stock's market value at the date of the grant, as determined by the Board.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

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

    The following table presents activity under all stock option plans:

                                                                                     WEIGHTED-
                                                               NUMBER    WEIGHTED-    AVERAGE
                                                                 OF       AVERAGE    FAIR VALUE
                                                              OPTIONS    EXERCISE    OF OPTIONS
                                                              (000'S)      PRICE      GRANTED
                                                              --------   ---------   ----------
Outstanding at January 1, 1998..............................    1,996     $ 4.96
Granted.....................................................    2,084       9.89       $ 4.06
Exercised...................................................     (326)      8.07
Forfeited(1)................................................   (1,259)     12.18
                                                               ------
Outstanding at December 31, 1998............................    2,495       6.11
Granted.....................................................      337      10.46       $ 4.99
Exercised...................................................     (417)      5.37
Forfeited...................................................     (250)      8.28
                                                               ------
Outstanding at December 31, 1999............................    2,165       6.67
Granted.....................................................    1,007      17.64       $ 9.66
Exercised...................................................     (451)      4.00
Forfeited...................................................     (373)     11.00
                                                               ------
Outstanding at December 31, 2000............................    2,348     $11.10
                                                               ======

------------------------

(1) Includes options cancelled and regranted in connection with the repricing described above.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

    The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

                                                                        WEIGHTED-
                                                                         AVERAGE
                                                            OPTIONS     EXERCISE
                                                          EXERCISABLE     PRICE
                                                          -----------   ---------
                                                            (000'S)
December 31, 1998.......................................     1,015        $3.97
December 31, 1999.......................................     1,132        $5.11
December 31, 2000.......................................     1,191        $8.08

    The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Risk-free interest rate...........................   5.2%-6.7%      4.6%-6.2%      4.2%-5.6%
Expected life of options grants...................   1-5 years      1-5 years      1-5 years
Expected volatility of underlying stock...........      98%            94%            90%
Expected dividend payment rate, as a percentage of
  the stock price on the date of grant............       --             --             --

    It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

    The following table sets forth information regarding options outstanding at December 31, 2000:

                                                                             WEIGHTED
                                                               WEIGHTED       AVERAGE
                                      NUMBER      WEIGHTED     AVERAGE       EXERCISE
NUMBER OF                            CURRENTLY    AVERAGE     REMAINING      PRICE FOR
 OPTIONS          RANGE OF          EXERCISABLE   EXERCISE   CONTRACTUAL     CURRENTLY
 (000'S)       EXERCISE PRICES        (000'S)      PRICE     LIFE (YEARS)   EXERCISABLE
---------   ---------------------   -----------   --------   ------------   -----------
   250      $          0.09-$0.38       250        $ 0.31        2.8           $ 0.31
   265                  0.46-5.87       178          3.55        6.7             2.69
     9                  7.00-7.50         7          7.25        6.4             7.25
   256                  7.63-7.63       151          7.63        7.6             7.63
   254                  7.72-9.00       122          8.29        7.7             8.42
    99                 9.53-10.56        37          9.80        8.2            10.05
   272                10.75-10.75        27         10.75        9.8            10.75
    10                11.25-11.63         2         11.27        9.5            11.32
   320                12.13-12.13       263         12.13        7.4            12.13
   613      $        12.38-$28.25       154        $21.15        8.7           $19.82

    The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure such

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

compensation, reported net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Net income (loss)................................  $11,828     $8,622    $(10,853)
                                                   =======     ======    ========
Basic earnings (loss) per share..................  $  0.69     $ 0.53    $  (0.73)
                                                   =======     ======    ========
Diluted earnings (loss) per share................  $  0.64     $ 0.48    $  (0.73)
                                                   =======     ======    ========

    COMMON STOCK WARRANTS--At December 31, 2000, outstanding warrants to purchase shares of common stock aggregated 6,767 shares at an exercise price of $2.00. Such shares are subject to certain anti-dilution provisions. In addition, pursuant to the acquisition of Coral, there are 9,682 warrants that were converted to purchase Lightbridge common stock at exercise prices ranging from $3.44 to $34.35 at December 31, 2000.

    RESERVED SHARES--The Company has reserved 3,579,604 shares of common stock for issuance for the stock purchase plan and the exercise of stock options and warrants.

    STOCKHOLDER RIGHTS PLAN--In November 1997, the Board of Directors of Lightbridge declared a dividend of one right (each a "Right" and collectively the "Rights") for each outstanding share of common stock. The Rights will be issued to the holders of record of common stock outstanding on November 14, 1997, and with respect to common stock issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to shares of common stock issued after the Distribution Date. Each Right, when it becomes exercisable will entitle the registered holder to purchase from Lightbridge one one-hundredth (1/100th) of a share of Series A participating cumulative preferred stock, par value $0.01 per share, of Lightbridge at a price of $75.00. The Rights will be issued upon the earlier of the date which Lightbridge learns that a person or group acquired, or obtained the right to acquire, beneficial ownership of fifteen percent or more of the outstanding shares of common stock or such date designated by the Board following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of the Company's common stock that could result in the offer or becoming the beneficial owner of fifteen percent or more of the outstanding shares of the Company's common stock (the earlier of such dates being called the "Distribution Date").

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

7.  INCOME TAXES

    The income tax provision for the years ended December 31 consisted of the following:

                                                        2000       1999       1998
                                                      --------   --------   --------
Current:
Federal.............................................   $6,179     $5,153     $2,105
State...............................................    3,342      2,190        554
Deferred:
Federal.............................................     (373)    (1,389)         2
State...............................................       45       (386)      (148)
                                                       ------     ------     ------
Income tax provision................................   $9,193     $5,568     $2,513
                                                       ======     ======     ======

    The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 were as follows:

                                                              2000       1999
                                                            --------   --------
Current Items:
Assets:
Allowance for doubtful accounts...........................  $   349    $   480
Accrued expenses..........................................      181        337
Tax credits...............................................      144         27
Liabilities:
Other liabilities.........................................      (10)        --
                                                            -------    -------
Net current deferred tax assets...........................  $   664    $   844
                                                            =======    =======
Long-Term Items:
Assets:
Depreciation and amortization.............................  $   784    $   698
Accrued expenses..........................................      579        485
Acquired loss carryforwards...............................    4,566      4,879
Valuation allowance.......................................   (2,525)    (2,702)
Liabilities:
Acquired intangible assets................................   (1,163)    (1,624)
Other.....................................................       (8)       (16)
                                                            -------    -------
Net long-term deferred tax assets.........................  $ 2,233    $ 1,720
                                                            =======    =======

    The net change in the valuation allowance for the years ended December 31, 2000, 1999 and 1998 was an increase (decrease) of approximately ($177), ($986) and $960, respectively. Pursuant to the acquisition of Coral, the Company acquired net operating loss carryforwards for federal income tax purposes. At December 31, 2000, the Company had $10,873 of net operating loss carryforwards which expire, if unused, in years 2010 through 2012.

    During the year ended December 31, 2000, the Company reduced the valuation allowance by $177. This reduction related to acquired net operating loss carryforwards as it was determined to be more likely than not that the credits could be utilized due to improved profitability and a change in the tax law relating to the usage of acquired net operating loss carryforwards.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

    The following is a reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate for the years ended December 31:

                                                                2000       1999       1998
                                                              --------   --------   --------
Statutory federal income tax rate...........................     35%        35%       (34)%
Non-deductible goodwill, including goodwill written off as
  impaired..................................................     --          1         74
State taxes, net of federal benefit.........................      8          8          7
Change in valuation allowance...............................     (1)        (6)        20
Other, net..................................................     (2)        (3)       (10)
                                                                 --         --        ---
Effective tax rate..........................................     40%        35%        57%
                                                                 ==         ==        ===

8.  EMPLOYEE PROFIT SHARING PLAN

    The Company has a 401(k) Employee Profit Sharing Plan (the "Plan"). Under the Plan, the Company, is required to make matching contributions of 50% up to the first 6% of employee contributions. All employees of the Company are eligible to participate, subject to employment eligibility requirements. Vesting of employer contributions occurs at the end of each year over a three-year period. The Company's 401(k) expense was approximately $653, $382 and $235 for the years ended December 31, 2000, 1999 and 1998, respectively.

9.  EARNINGS PER SHARE

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

    A reconciliation of the items used to compute basic income (loss) per share to those used for diluted income (loss) per share is as follows for the years ended December 31:

                                                                2000        1999         1998
                                                              --------   -----------   --------
                                                                       (IN THOUSANDS)
Shares for basic computation................................   17,071      16,235       15,834
Options and warrants (treasury stock method)................    1,370       1,756           --
                                                               ------      ------       ------
Shares for diluted computation..............................   18,441      17,991       15,834
                                                               ======      ======       ======

    Stock options and warrants convertible into common stock have been excluded from the diluted computation in 1998 as they are anti-dilutive. Had such shares been included, shares for diluted computation would have increased by approximately 1,632,000 for the year ended December 31, 1998.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             Q1         Q2         Q3         Q4
                                                          --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenues................................................  $26,278    $28,222    $31,150    $35,904
Income from operations..................................  $ 4,422    $ 4,508    $ 5,650    $ 6,773
Net income..............................................  $ 2,841    $ 2,964    $ 3,568    $ 4,316
Basic earnings per share................................  $  0.17    $  0.18    $  0.21    $  0.25
Diluted earnings per share..............................  $  0.15    $  0.16    $  0.19    $  0.24

1999
Revenues................................................  $19,343    $22,240    $23,816    $24,317
Income from operations..................................  $ 2,682    $ 3,011    $ 4,374    $ 4,413
Net income..............................................  $ 1,429    $ 1,838    $ 2,327    $ 4,552
Basic earnings per share................................  $  0.09    $  0.11    $  0.14    $  0.28
Diluted earnings per share..............................  $  0.08    $  0.10    $  0.13    $  0.24