Form 10-Q
period 2001-03-31
LIGHTBRIDGE INC
filed 2001-05-15
CIK 1017172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-21319

                            ------------------------

                               LIGHTBRIDGE, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-3065140
    (State or other jurisdiction of            (IRS employer identification number)
    incorporation or organization)

                              67 SOUTH BEDFORD STREET
                          BURLINGTON, MASSACHUSETTS 01803
           (Address of principal executive offices, including Zip Code)

                                  (781) 359-4000
               (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of May 4, 2001, there were 28,806,950 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIGHTBRIDGE, INC.
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                         PART I. FINANCIAL INFORMATION

Item 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Balance Sheets as of March 31, 2001 and December 31, 2000...      3

          Income Statements for the quarters ended March 31, 2001 and
            March 31, 2000............................................      4

          Statements of Cash Flows for the quarters ended March 31,
            2001 and March 31, 2000...................................      5

          Notes to Unaudited Condensed Consolidated Financial
            Statements................................................      6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................      9

Item 3.   QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES........     14

                           PART II. OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     15

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K............................     15

                                                                           16
SIGNATURE.............................................................

                         PART I. FINANCIAL INFORMATION
         ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 52,312      $ 45,569
  Short-term investments....................................    50,935        53,174
  Accounts receivable, net..................................    35,544        42,112
  Inventory, net............................................       389         2,243
  Other current assets......................................     7,322         7,680
  Current portion of notes receivable.......................       620           625
                                                              --------      --------
    Total current assets....................................   147,122       151,403

Property and equipment, net.................................    28,580        28,722
Notes receivable............................................       886           886
Other assets, net...........................................     9,275         6,669
                                                              --------      --------
    Total assets............................................  $185,863      $187,680
                                                              ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 24,718      $ 30,716
  Deferred revenues.........................................    10,599        11,015
                                                              --------      --------
  Total current liabilities.................................    35,317        41,731
  Long-term liabilities.....................................       901           963
                                                              --------      --------
    Total liabilities.......................................    36,218        42,694
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares
  authorized; no shares issued or outstanding at March 31,
  2001 and December 31, 2000................................        --            --
Common stock, $.01 par value; 60,000,000 shares authorized;
  29,705,825 and 29,633,794 shares issued and 28,813,920 and
  27,689,761 shares outstanding at March 31, 2001 and
  December 31, 2000, respectively...........................       297           296
Additional paid-in capital..................................   159,996       171,303
Warrants....................................................       206           206
Due from shareholder........................................      (115)         (115)
Deferred compensation.......................................        --            (9)
Retained earnings (deficit).................................    (7,995)      (12,064)
Less: treasury stock, at cost...............................    (2,744)      (14,631)
                                                              --------      --------
    Total stockholders' equity..............................   149,645       144,986
                                                              --------      --------
      Total liabilities and stockholders' equity............  $185,863      $187,680
                                                              ========      ========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
Transaction.................................................  $25,862    $20,427
Software licensing..........................................    8,154      8,428
Consulting and services.....................................   10,760      8,819
Hardware....................................................    4,570      4,712
                                                              -------    -------
  Total revenues............................................   49,346     42,386
                                                              -------    -------
Cost of revenues:
Transaction.................................................   14,476      9,063
Software licensing..........................................      638        660
Consulting and services.....................................    4,708      4,052
Hardware....................................................    3,194      3,882
                                                              -------    -------
  Total cost of revenues....................................   23,016     17,657
                                                              -------    -------
Gross profit................................................   26,330     24,729
                                                              -------    -------
Operating expenses:
Development costs...........................................    8,051      6,941
Sales and marketing.........................................    5,845      5,545
General and administrative..................................    4,860      4,578
Merger related costs........................................    5,999         --
                                                              -------    -------
  Total operating expenses..................................   24,755     17,064
                                                              -------    -------
Income from operations......................................    1,575      7,665
  Other income, net.........................................    1,222      1,115
                                                              -------    -------
Income before provision for income taxes....................    2,797      8,780
  Provision for (benefit from) income taxes.................   (1,272)     3,148
                                                              -------    -------
Net income..................................................  $ 4,069    $ 5,632
                                                              =======    =======
Basic earnings per common share.............................  $  0.15    $  0.21
                                                              =======    =======
Diluted earnings per common share...........................  $  0.14    $  0.19
                                                              =======    =======

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
Net income..................................................  $ 4,069    $  5,632
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    3,820       3,127
  Deferred income taxes.....................................   (3,000)         --
  Amortization of deferred compensation.....................       --          30
Changes in assets and liabilities:
  Accounts receivable.......................................    6,568      (3,481)
  Inventories...............................................    1,854         654
  Other assets..............................................      230        (717)
  Accounts payable and accrued liabilities..................   (5,998)        704
  Deferred revenues.........................................     (416)      3,221
  Other liabilities.........................................      (62)         27
                                                              -------    --------
Net cash provided by operating activities...................    7,065       9,197
                                                              -------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (3,248)     (3,355)
  Purchase of short-term investment.........................   (9,115)    (16,690)
  Proceeds from sale of investment..........................   11,354       3,080
                                                              -------    --------
Net cash used in investing activities.......................   (1,009)    (16,965)
                                                              -------    --------
Cash flows from financing activities:
  Principal payments on notes payable.......................       --        (174)
  Repurchase of common stock................................       --        (881)
  Principal payments under capital lease obligations........       --         (39)
  Proceeds from issuance of common stock....................      581       1,706
  Proceeds from note receivable.............................      106         249
  Proceeds from exercise of warrants........................       --          10
                                                              -------    --------
Net cash provided by financing activities...................      687         871
                                                              -------    --------
Net increase in cash and cash equivalents...................    6,743      (6,897)
Cash and cash equivalents, beginning of period..............   45,569      49,164
                                                              -------    --------
Cash and cash equivalents, end of period....................  $52,312    $ 42,267
                                                              =======    ========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

    The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries ("Lightbridge" or the "Company"). Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge's financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge's annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 2000.

    On February 7, 2001, Lightbridge completed its merger with Corsair Communications, Inc. ("Corsair"). Under the terms of the merger agreement, a wholly owned subsidiary of Lightbridge merged with and into Corsair and Corsair became a wholly owned subsidiary of Lightbridge. The merger has been accounted for as a pooling-of-interests, and the accompanying unaudited condensed consolidated financial statements have been restated to include the accounts of Corsair for all periods presented. In connection with the merger, Lightbridge recorded a charge of approximately $6.0 million, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million.

2. SIGNIFICANT ACCOUNTING POLICIES:

SHORT-TERM INVESTMENTS

    Investments, all of which are debt securities maturing in one year or less and are classified as available-for-sale, consisted of the following at March 31, 2001 and December 31, 2000:

                                                  MARCH 31, 2001     DECEMBER 31, 2000
                                                 ----------------   -------------------
Corporate debt securities......................      $50,935              $53,174
Certificates of deposit........................           20                   20
                                                     -------              -------
                                                     $50,955              $53,194
                                                     =======              =======

    As of March 31, 2001 and December 31, 2000, $20 of the Company's investments were classified as cash and cash equivalents.

    The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, if any, are included in interest income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income, net.

INVENTORIES

    Inventories, including evaluation inventory, are stated at the lower of first-in, first-out cost, or market. Evaluation inventory is comprised of finished hardware units delivered to a customer which are pending commissioning of the project.

NOTES RECEIVABLE

    In conjunction with a sale of assets in 1999, the Company received a secured promissory note receivable of $2.2 million. The note bears interest at the rate of 10% per annum, payable in equal monthly installments based upon a sixty month amortization schedule with a final payment of the remaining principal with all accrued interest due and payable in May, 2003.

OTHER ASSETS

    Included in other assets are spare parts that are generally amortized on a straight-line basis over the course of their respective useful lives, generally two years.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    Based upon the manner in which management and the Board of Directors monitor its operations, Lightbridge operates in four distinct segments consisting of the transaction business, the software licensing business, the consulting and services business and the hardware business. Within these segments, performance is measured based on gross profit realized from each segment. Information about costs and expenses, other than costs of revenues, and assets and cash flows is not reported by segment. Information about revenues and cost of revenues of each segment is shown separately on the statement of operations. There are no transactions between segments.

REVENUE RECOGNITION

    The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for wireless telecommunications carriers are recognized in the period in which services are performed. Certain of the Company's software license agreements have typically provided for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions. The Company has entered into license agreements that provide for either a one-time license fee or a monthly license fee with no additional fees based on incremental subscriber growth.

    The Company accounts for Software License and Maintenance revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP 97-2). "Software Revenue Recognition" and SOP 98-9 "Modification to SOP 97-2 With Respect to Certain Transactions."

    Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined; to the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from consulting and training services is recognized as those services are rendered. Revenue from hardware sales is recognized upon shipment, unless testing, integration or implementation services are required, in which case hardware revenue is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software licenses is deferred until the related license revenue is recognized.

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

    A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Shares for basic earnings per share.........................   27,830     26,862
Effect of dilutive options and warrants.....................    1,042      2,827
                                                               ------     ------
Shares for diluted earnings per share.......................   28,872     29,689
                                                               ======     ======

    No adjustments were made to net income in computing diluted earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in the implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Lightbridge adopted SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, did not have a material impact on Lightbridge's consolidated results of operations, financial position or cash flows.

PROVISION FOR INCOME TAXES.

    Lightbridge's effective tax rate was 36.5% (excluding merger-related expenses) and 36% for the quarters ended March 31, 2001 and 2000, respectively. The income tax provision reflects a net benefit of $1.3 million for the quarter ended March 31, 2001. This was based upon the annual effective tax rate of 36.5%, offset by a $4.5 million tax benefit principally related to acquired net operating loss carryforwards of Corsair and the deductible portion of merger costs incurred in connection with the acquisition of Corsair.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH UNDER "ITEM 1A. RISK FACTORS" IN THE ANNUAL REPORT ON FORM 10-K OF LIGHTBRIDGE, INC. FOR THE YEAR ENDED
DECEMBER 31, 2000, THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. LIGHTBRIDGE UNDERTAKES NO OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS IT MAKES.

    Information set forth under the heading "ITEM 1A. Risk Factors" in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 2000 is incorporated as an exhibit to this Quarterly Report on Form 10-Q. Unless the context otherwise requires, "Lightbridge" and the "Company" refer collectively to Lightbridge, Inc. and its subsidiaries.

    ALIAS, FRAUDBUSTER, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PROFILE, and TELESTO are registered trademarks of Lightbridge, and @RISK, ALLEGRO, CAS, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, FRAUD CENTURION, INSIGHT, POPS, RETAIL MANAGEMENT SYSTEM, RMS, and TELESTO PORTAL are trademarks of Lightbridge. PHONEPRINT is a registered trademark and PREPAY, PREPAY OPEN, and PHONEFUEL are trademarks of Corsair Communications, Inc. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

OVERVIEW

    Lightbridge develops, markets and supports a network of integrated products and services that enable telecommunications carriers to improve their customer acquisition, service provisioning, retention and fraud management processes.

    On February 7, 2001 Lightbridge completed its merger with Corsair Communications, Inc. ("Corsair"), a leading provider of system solutions for the global wireless industry. Under the terms of the merger agreement, a wholly owned subsidiary of Lightbridge merged with and into Corsair and Corsair became a wholly owned subsidiary of Lightbridge. In connection with the merger, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders who received 0.5978 of a share of Lightbridge common stock in exchange for each share of Corsair common stock held. In addition, the Company assumed the obligation to issue, upon exercise of outstanding Corsair stock options, approximately 1,587,094 shares of common stock. The merger was accounted for as a pooling-of-interests, and the accompanying unaudited condensed consolidated financial statements have been restated to include the accounts of Corsair for all periods presented.

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

    The Company's PrePay billing system provides wireless telecommunications carriers with a software solution designed to integrate with the upcoming Wireless Intelligent Network standards. Its PhonePrint system provides such carriers with a system to reduce cloning fraud. PhoneFuel further extends the PrePay product line by allowing PrePay customers to offer their subscribers the capability to add cash to their PrePay balance phones directly from their bank accounts or credit cards using wireless application protocol. PhoneFuel supports Internet connections for PrePay subscribers. The Company also sells hardware to its customers.

    Lightbridge derives approximately 70% of its revenues from clients located in the United States, and the remainder from international clients.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Transaction...............................................    52.4%      48.2%
  Software licensing........................................    16.5       19.9
  Consulting and services...................................    21.8       20.8
  Hardware..................................................     9.3       11.1
                                                               -----      -----
    Total revenues..........................................   100.0      100.0
                                                               -----      -----
Cost of revenues:
  Transaction...............................................    29.3       21.4
  Software licensing........................................     1.3        1.6
  Consulting and services...................................     9.5        9.6
  Hardware..................................................     6.5        9.1
                                                               -----      -----
    Total cost of revenues..................................    46.6       41.7
                                                               -----      -----
Gross profit................................................    53.4       58.3
Operating expenses:
  Development...............................................    16.3       16.4
  Sales and marketing.......................................    11.8       13.1
  General and administrative................................     9.8       10.7
  Merger costs..............................................    12.3         --
                                                               -----      -----
    Total operating expenses................................    50.2       40.2
                                                               -----      -----
Income from operations......................................     3.2       18.1
Other income, net...........................................     2.5        2.6
                                                               -----      -----
Income before provision for income taxes....................     5.7       20.7
Provision for (benefit from) income taxes...................    (2.6)       7.4
                                                               -----      -----
Net income..................................................     8.3%      13.3%
                                                               =====      =====

    QUARTER ENDED MARCH 31, 2001 COMPARED WITH QUARTER ENDED MARCH 31, 2000

    REVENUES. Revenues increased by 16.4% to $49.3 million in the quarter ended March 31, 2001 from $42.4 million in the quarter ended March 31, 2000.

    Transaction revenues increased by 26.6% to $25.9 million in the quarter ended March 31, 2001 from $20.4 million in the quarter ended March 31, 2000, while increasing as a percentage of total revenues to 52.4% from 48.2%. The increase in transaction revenues for the quarter ended March 31, 2001 was due to increased volume of qualification and activation transactions processed for carrier clients, including new clients, and an increase in special program efforts through Lightbridge's TeleServices Call Center, which are generally not provided under a long-term contract. Lightbridge believes that its transaction revenues also benefited from client promotional activities generally attributable to the current competitive market for wireless services.

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

    Software licensing revenues decreased slightly to $8.2 million in the quarter ended March 31, 2001 from $8.4 million in the quarter ended March 31, 2000, while decreasing as a percentage of total revenues to 16.5% from 19.9%.

    Lightbridge believes that software licensing revenues are subject to fluctuation and are more difficult to anticipate than Lightbridge's other types of revenues, due to the relatively large dollar magnitude and long sales cycles for software licenses. The sales cycles for domestic software licenses generally extend from three to six months and may extend as long as eighteen months; sales cycles for software licenses sold to international clients often are longer. The predictability of software licensing revenue is further impeded because Lightbridge's licensed software is a discretionary purchase for most customers. As a result of the foregoing, a small number of licensing transactions may have a significant effect on Lightbridge's software licensing revenues within a given quarter.

    Consulting and services revenues increased by 22.0% to $10.8 million in the quarter ended March 31, 2001 from $8.8 million in the quarter ended March 31, 2000, while increasing as a percentage of total revenues to 21.8% from 20.8%. The increase in consulting and services revenues for the quarter ended
March 31, 2001 was principally due to increased demand for consulting services, principally custom software development and systems integration offered by the Company.

    Hardware revenues decreased slightly to $4.6 million in the quarter ended March 31, 2001 from $4.7 million in the quarter ended March 31, 2000 while decreasing as a percentage of total revenues to 9.3% from 11.1%.

    COST OF REVENUES Cost of revenues consists primarily of personnel costs, costs of purchasing and maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the volume of transactions processed, in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's TeleServices Group and changes in the mix of total revenues among transaction revenues, software licensing revenues, and consulting and services revenues and hardware revenues.

    Transaction cost of revenues increased by 59.7% to $14.5 million in the quarter ended March 31, 2001 from $9.1 million in the quarter ended March 31, 2000, while increasing as a percentage of total transaction revenues to 56.0% from 44.4%. The increase in transaction cost of revenues for the quarter ended March 31, 2001 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The increase in transaction cost of revenues as a percentage of total transaction revenues for the quarter ended March 31, 2001 principally resulted from costs attributable to expansion of Lightbridge's staff and systems capacity, particularly for Lightbridge's TeleServices Call Centers. Transaction cost of revenues was also affected by a shift in the mix of services provided during the quarter ended March 31, 2001 compared to services provided in the comparable period in the prior year.

    Software licensing cost of revenues decreased slightly to $0.6 million in the quarter ended March 31, 2001 from $0.7 million in the quarter ended
March 31, 2000.

    Consulting and services cost of revenues increased by 16.2% to $4.7 million in the quarter ended March 31, 2001 from $4.1 million in the quarter ended March 31, 2000, while decreasing as a percentage of total consulting and services revenues to 43.8% from 45.9%. The dollar increase in consulting services cost of revenues was attributable to the increase in consulting and service revenue. The decrease in consulting and services cost of revenue as a percentage of consulting and services revenues during the quarter ended
March 31, 2001 was due to increased utilization of the consulting resources.

    Hardware cost revenues decreased slightly to $3.2 million in the quarter ended March 31, 2001 from $3.9 million in the quarter ended March 31, 2000. This decrease was attributable to a shift in the mix of products sold during the quarter ended March 31, 2001.

    DEVELOPMENT COSTS. Development expenses include software development costs which consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

    Development expenses increased by 16.0% to $8.1 million in the quarter ended March 31, 2001 from $6.9 million in the quarter ended March 31, 2000, while decreasing as a percentage of total revenues to 16.3% from 16.4%. The dollar increase in development costs for the quarter ended March 31, 2001 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts were the development of enhanced versions of its Fraud Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System, the development of its Fraud Management software products, Alias and @Risk, and the development of PrePay Open and PhoneFuel. Lightbridge expects to continue to engineering and development efforts in order to enhance its existing products and services, including its Channel Solutions, Fraud Management and PrePay products and services, as well as to develop new products and services.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

    Sales and marketing expenses increased slightly to $5.8 million for the quarter ended March 31, 2001 from $5.5 million in the quarter ended March 31, 2000, while decreasing as a percentage of total revenues to 11.8% from 13.1%. The increase for the quarter ended March 31, 2001 was due to the continued investment in sales and marketing efforts, both domestically and internationally, in order to increase penetration of existing accounts and to add new clients and markets.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services.

    General and administrative expenses increased by 6.2% to $4.9 million in the quarter ended March 31, 2001 from $4.6 million in the quarter ended March 31, 2000, while decreasing as a percentage of total revenues to 9.8% from 10.7%. This increase was primarily due to additional staffing levels.

    MERGER RELATED COSTS. In connection with the Corsair merger, Lightbridge recorded a charge of approximately $6.0 million, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million.

    OTHER INCOME, NET. Other income, net in the quarters ended March 31, 2001 and March 31, 2000 consisted predominantly of interest income. Other income, net increased slightly to $1.2 million in the quarter ended March 31, 2001 from $1.1 million in the quarter ended March 31, 2000. This was primarily due to an increase in interest income as a result of higher average cash balances during the quarter ended March 31, 2001.

    PROVISION FOR INCOME TAXES. Lightbridge's effective tax rate was 36.5% (excluding merger-related expenses) and 36% for the quarters ended March 31, 2001 and 2000, respectively. The income tax provision reflects a net benefit of $1.3 million for the quarter ended March 31, 2001. This was based upon the annual effective tax rate of 36.5%, offset by a $4.5 million tax benefit principally related to the acquired net operating loss carryforwards of Corsair and the deductible portion of merger costs incurred in connection with the acquisition of Corsair.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, Lightbridge had cash and cash equivalents and short-term investments of $103.2 million. Lightbridge's working capital increased 1.9% to $111.8 million at March 31, 2001 from $109.7 million at December 31, 2000.

    During the first quarter of 2001 the Company generated cash flows from operating and financing activities of $7.1 million and $0.7 million, respectively, and used $1.0 million in investing activities.

    The Company's capital expenditures totaled $3.2 million for the quarter ended March 31, 2001. The capital expenditures during these periods were principally for the Company's services delivery infrastructure and computer equipment for software development activities.

    The Company has a $15.0 million unsecured working capital line of credit with a bank. Borrowing availability on the working capital line of credit is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit bear interest at the bank's prime rate (8.0% at March 31, 2001). The working capital line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1.25 million in the aggregate. At March 31, 2001, there were no borrowings outstanding under the working capital line of credit. Borrowing availability at March 31, 2001 was $14.0 million for the working capital line of credit. At March 31, 2001 the Company has an outstanding letter of credit in the amount of $1.0 million which expires in May 2002. The Company's agreement with the bank contains covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in August 2001.

INFLATION

    Although certain of Lightbridge's expenses increase with general inflation in the economy, inflation has not had a material impact on Lightbridge's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in the implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Lightbridge adopted SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, did not have a material impact on Lightbridge's consolidated results of operations, financial position or cash flows.

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

    Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to Lightbridge's financial position or results of operations during the quarter ended March 31, 2001. The effect of a similar hypothetical change in interest rates on Lightbridge's variable-rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under Lightbridge's credit arrangements.

    For additional information about Lightbridge's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On February 7, 2001, Lightbridge, Inc. held a special meeting of its stockholders to vote upon the following proposals:

    1) To approve the issuance of Lightbridge common stock to be delivered in connection with the merger contemplated by the Amended and Restated Agreement and Plan of Reorganization dated as of November 8, 2000 among Lightbridge, Inc., Corsair Communications, Inc. and Lightning Merger Corporation; and

    2) To approve an amendment to Lightbridge's 1996 Incentive and Non-Qualified Stock Option Plan to increase the number of shares of common stock that may be issued thereunder by 2,000,000 shares, from 2,350,000 shares to 4,350,000 shares.

    The number of votes cast for and against, as well as the number of abstentions, on each proposal were as follows:

PROPOSAL   VOTES FOR    VOTES AGAINST   ABSTENTIONS
--------   ----------   -------------   -----------
1...       12,380,610        17,186        11,139
2...        9,005,964     3,323,218        79,753

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NO.                     DESCRIPTION
---                     -----------
10.1                    Amendment to Lightbridge's 1996 Incentive and Non-Qualified
                        Stock Option Plan

99.1                    Information set forth under the heading "ITEM 1A. Risk
                        Factors" in the Annual Report on Form 10-K of the Company
                        for the year ended December 31, 2000 is incorporated herein by reference

(b) Reports on Form 8-K

    On February 9, 2001, the Company filed a Current Report on Form 8-K to report under Item 2, Acquisition or Disposition of Assets, that on February 7, 2001, the Company acquired all of the outstanding capital stock of Corsair Communications, Inc. pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of November 8, 2000.

    On March 15, 2001, the Company filed an amendment to its Current Report on Form 8-K initially filed on February 9, 2001 to report under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, certain financial statements of Corsair Communications, Inc. and certain pro forma financial information of Lightbridge, Inc.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIGHTBRIDGE, INC.

                                                       By:
                                                            -----------------------------------------
                                                                          Harlan Plumley
                                                                   VICE PRESIDENT, FINANCE AND
                                                                         ADMINISTRATION,
                                                              CHIEF FINANCIAL OFFICER AND TREASURER
                                                            (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING
                                                                             OFFICER)

Date: May 15, 2001