Form 10-Q
period 2001-06-30
LIGHTBRIDGE INC
filed 2001-08-14
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission file number: 000-21319

LIGHTBRIDGE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3065140
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

67 South Bedford Street
Burlington, Massachusetts    01803
(Address of Principal Executive Offices Including  Zip Code)

(781) 359-4000
(Registrant's Telephone Number, Including Area Code )

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

             As of August 13, 2001, there were 28,021,156 shares of the registrant's common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$95,917	$45,569
Short-term investments	18,085	53,174
Accounts receivable, net	27,608	42,112
Inventory, net	347	2,243
Other current assets	6,377	7,680
Current portion of notes receivable	711	625

Total current assets	149,045	151,403

Property and equipment, net	27,415	28,722
Notes receivable	687	886
Other assets, net	9,662	6,669

Total assets	$186,809	$187,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,422	$30,716
Deferred revenues	8,177	11,015

Total current liabilities	28,599	41,731
Long-term liabilities	840	963

Total liabilities	29,439	42,694
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2001 and December 31, 2000	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,036,109 and 29,633,794 shares issued and 27,985,787 and 27,689,761 shares outstanding at June 30, 2001 and December 31, 2000, respectively	290	296
Additional paid-in capital	161,840	171,303
Warrants	206	206
Due from shareholder	(115)	(115)
Deferred compensation	—	(9)
Retained earnings (deficit)	(2,107)	(12,064)
Less: treasury stock, at cost	(2,744)	(14,631)

Total stockholders' equity	157,370	144,986

Total liabilities and stockholders' equity	$186,809	$187,680

             See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands, except per share amounts)

	Quarter ended
	June 30,

	2001	2000

Revenues:
Transaction	$25,054	$21,680
Software licensing	8,896	9,080
Consulting and services	11,147	9,634
Hardware	741	4,853

Total revenues	45,838	45,247

Cost of revenues:
Transaction	13,380	11,909
Software licensing	617	440
Consulting and services	4,807	4,512
Hardware	486	3,044

Total cost of revenues	19,290	19,905

Gross profit	26,548	25,342

Operating expenses:
Development costs	8,400	7,296
Sales and marketing	5,158	5,126
General and administrative	4,835	4,226

Total operating expenses	18,393	16,648

Income from operations	8,155	8,694
Other income, net	1,117	1,299

Income before provision for income taxes	9,272	9,993
Provision for income taxes	3,384	3,588

Net income	$5,888	$6,405

Basic earnings per common share	$0.21	$0.23

Diluted earnings per common share	$0.20	$0.22

             See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands, except per share amounts)

	Six months ended
	June 30,

	2001	2000

Revenues:
Transaction	$50,916	$42,107
Software licensing	17,050	17,508
Consulting and services	21,907	18,453
Hardware	5,311	9,565

Total revenues	95,184	87,633

Cost of revenues:
Transaction	27,856	20,972
Software licensing	1,255	1,100
Consulting and services	9,515	8,564
Hardware	3,680	6,926

Total cost of revenues	42,306	37,562

Gross profit	52,878	50,071

Operating expenses:
Development costs	16,451	14,237
Sales and marketing	11,003	10,671
General and administrative	9,695	8,805
Merger related costs	5,999	—

Total operating expenses	43,148	33,713

Income from operations	9,730	16,358
Other income, net	2,339	2,414

Income before provision for income taxes	12,069	18,772
Provision for income taxes	2,112	6,736

Net income	$9,957	$12,036

Basic earnings per common share	$0.36	$0.44

Diluted earnings per common share	$0.35	$0.41

             See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six months ended
	June 30,

	2001	2000

Cash flows from operating activities:
Net income	$9,957	$12,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,780	6,364
Deferred income taxes	(3,000)	—
Changes in assets and liabilities:
Accounts receivable	14,504	122
Inventories	1,896	1,665
Other assets	1,237	(1,278)
Accounts payable and accrued liabilities	(10,294)	2,044
Deferred revenues	(2,838)	2,862
Other liabilities	(123)	(11)

Net cash provided by operating activities	19,119	23,804

Cash flows from investing activities:
Purchases of property and equipment	(5,637)	(7,057)
Purchase of short-term investment	(9,865)	(45,955)
Proceeds from sales and maturities of short term investments	44,204	22,201

Net cash provided by(used in)investing activities.	28,702	(30,811)

Cash flows from financing activities:
Repurchase of common stock	—	(881)
Principal payments on debt obligations	—	(355)
Principal payments under capital lease obligations	—	(64)
Proceeds from issuance of common stock	2,418	2,330
Proceeds from notes receivable	109	345
Proceeds from exercise of warrants	—	10

Net cash provided by financing activities	2,527	1,385

Net increase(decrease) in cash and cash equivalents	50,348	(5,622)
Cash and cash equivalents, beginning of period	45,569	49,164

Cash and cash equivalents, end of period	$95,917	$43,542

             See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION:

             The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries ("Lightbridge" or the "Company"). Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge's financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge's annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge's Annual Report on Form 10-K and the supplemental consolidated financial statements included in Lightbridge's Current Report on Form 8-K filed on June 6, 2001 for the year ended December 31, 2000.

             On February 7, 2001, Lightbridge completed its merger with Corsair Communications, Inc. ("Corsair"). Under the terms of the merger agreement, a wholly owned subsidiary of Lightbridge merged with and into Corsair and Corsair became a wholly owned subsidiary of Lightbridge. The merger has been accounted for as a pooling-of-interests, and the accompanying unaudited condensed consolidated financial statements have been restated to include the accounts of Corsair for all periods presented. In connection with the merger, Lightbridge recorded a charge, in the quarter ended March 31, 2001, of approximately $6.0 million, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million.

2.          SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

             The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for wireless telecommunications carriers are recognized in the period in which services are performed. Certain of the Company's software license agreements have typically provided for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions.  Other license agreements provide for either a one-time license fee or a monthly license fee with no additional fees based on incremental subscriber growth.

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

             A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

	Quarter ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

	(In thousands)		(In thousands)

Shares for basic earnings per share	27,927	27,303	27,902	27,098
Effect of dilutive options and warrants	1,022	2,331	956	2,503

Shares for diluted earnings per share	28,949	29,634	28,858	29,601

             No adjustments were made to net income in computing diluted earnings per share for the periods presented.

Recent Accounting Pronouncements

             Lightbridge adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS 138 on January 1, 2001.  Adoption did not have a material impact on Lightbridge's consolidated results of operations, financial position or cash flows.

             In July 2001, the FASB issued Financial Accounting Standards No.141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

             Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective January 1, 2002.  SFAS 142 requires among other things, the discontinuance of goodwill amortization.  The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

Provision for Income Taxes

             Income taxes are provided for at rates expected to prevail for the full year, adjusted for significant events during the period. Changes in estimated rates are reflected prospectively. Lightbridge's effective tax rate was 36.5% (excluding merger-related expenses in the quarter ended March 31, 2001) for the quarter and six months ended June 30, 2001 and 35.9% for the quarter and six months ended June 2000.  The income tax provision reflects a net benefit of $1.3 million for the quarter ended March 31, 2001.  This provision was based upon the annual effective tax rate of 36.5%, offset by a $4.5 million tax benefit principally related to net operating loss carryforwards of Corsair, which are expected to be realized, and the deductible portion of merger costs incurred in connection with the acquisition of Corsair.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS

             This Form 10-Q Contains "Forward-Looking Statements" Within The Meaning Of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth under "ITEM 1A. RISK FACTORS" in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 2000, that may cause the actual results, performance and achievements of Lightbridge, Inc. to differ materially from those indicated by the forward-looking statements. The Company anticipates that its business will be impacted by current and future economic conditions affecting the telecommunications industry including, without limitation, decreases in capital spending by carriers and in new subscriber growth. Lightbridge undertakes no obligations to update any forward-looking statements it makes.

             Information set forth under the heading "ITEM 1A. Risk Factors" in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 2000 is incorporated as an exhibit to this Quarterly Report on Form 10-Q. Unless the context otherwise requires, "Lightbridge" and the "Company" refer collectively to Lightbridge, Inc. and its subsidiaries.

             ALIAS, FRAUDBUSTER, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PROFILE, and TELESTO are registered trademarks of Lightbridge, and @RISK, ALLEGRO, CAS, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, FRAUD CENTURION, INSIGHT, POPS, RETAIL MANAGEMENT SYSTEM, RMS, and TELESTO PORTAL are trademarks of Lightbridge. PHONEPRINT is a registered trademark and PREPAY, PREPAY OPEN,PHONEFUEL and Subscriber.com are trademarks of Corsair Communications, Inc. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

             Lightbridge offers on-line, real-time transaction processing and call center services to aid telecommunications carriers in qualifying and activating applicants for service, as well as software-based point-of-sale support services for a variety of distribution channels, including dealers and agents, mass market retail stores and Internet commerce. Lightbridge develops and implements interfaces that integrate its acquisition system with carrier and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. Lightbridge also maintains and has access to databases used to pre screen applicants for fraud and provides software used to monitor subscriber call activity for fraud. In addition, Lightbridge has a global telecommunications consulting practice that provides clients with two distinct types of services: solution development and deployment consulting, and business advisory services.

             The Company's PrePay billing system provides wireless telecommunications carriers with a software solution designed to integrate with the Wireless Intelligent Network standards. PhoneFuel further extends the PrePay product line by allowing PrePay customers to offer their subscribers the capability to add cash to their PrePay balance phones directly from their bank accounts or credit cards using wireless application protocol. PhoneFuel supports internet connections for PrePay subscribers. Its PhonePrint system provides such carriers with a system to reduce cloning fraud. The Company also sells hardware to its customers.

             Lightbridge derives approximately 75% of its revenues from clients located in the United States, and the remainder from international clients.

Results of Operations

             The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Quarter ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues:
Transaction	54.7%	47.9%	53.5%	48.0%
Software licensing	19.4	20.1	17.9	20.0
Consulting and services	24.3	21.3	23.0	21.1
Hardware	1.6	10.7	5.6	10.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Transaction	29.2	26.3	29.3	23.9
Software licensing	1.3	1.0	1.3	1.3
Consulting and services	10.5	10.0	10.0	9.8
Hardware	1.1	6.7	3.9	7.9

Total cost of revenues	42.1	44.0	44.5	42.9

Gross profit	57.9	56.0	55.5	57.1

Operating expenses:
Development	18.3	16.1	17.3	16.2
Sales and marketing	11.3	11.3	11.5	12.2
General and administrative	10.5	9.4	10.2	10.0
Merger-related costs	---	---	6.3	---

Total operating expenses	40.1	36.8	45.3	38.4

Income from operations	17.8	19.2	10.2	18.7
Other income, net	2.4	2.9	2.5	2.7

Income before provision for income taxes	20.2	22.1	12.7	21.4
Provision for income taxes	7.4	7.9	2.2	7.7

Net income	12.8%	14.2%	10.5%	13.7%

Quarter Ended June 30, 2001 Compared with Quarter Ended June 30, 2000.

             Revenues.   Revenues increased by 1.3% to $45.8 million in the quarter ended June 30, 2001 from $45.2 million in the quarter ended June 30, 2000.

             Transaction revenues increased by 15.6% to $25.1 million in the quarter ended June 30, 2001 from $21.7 million in the quarter ended June 30, 2000, while increasing as a percentage of total revenues to 54.7% from 47.9%. The increase in transaction revenues for the quarter ended June 30, 2001 was due to the increased volume of qualification and activation transactions processed for carrier clients, including new clients, and an increase in special program efforts through Lightbridge's TeleServices Call Center, which are generally not provided under a long-term contract. Lightbridge believes that its transaction revenues also benefited from client promotional activities generally attributable to the current competitive market for wireless services.  During the quarter, the Company entered into a new agreement with Sprint Spectrum L.P. ("Sprint") that expires in December 31, 2003 for the provision of credit decision services.The new agreement replaced the prior expired agreement with Sprint.

             The Company's transaction revenues continue to reflect in large part the wireless telecommunication industry's U.S. rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will slow in upcoming years and that the rate of subscriber churn will remain fairly constant.

             Software licensing revenues decreased slightly to $8.9 million in the quarter ended June 30, 2001 from $9.1 million in the quarter ended June 30, 2000, while decreasing as a percentage of total revenues to 19.4% from 20.1%.

             Lightbridge believes software licensing revenues are subject to fluctuation and are more difficult to anticipate than Lightbridge's other types of revenues, due to the relatively large dollar magnitude and long sales cycles for software licenses. The sales cycles for domestic software licenses generally extend from six to nine months and may extend as long as eighteen months; sales cycles for software licenses sold to international clients often are longer. The predictability of software licensing revenue is further impeded because Lightbridge's licensed software is a discretionary purchase for most customers. As a result of the foregoing, a small number of licensing transactions may have a significant effect on Lightbridge's performance within a given quarter.

             Consulting and services revenues increased by 15.7% to $11.1 million in the quarter ended June 30, 2001 from $9.6 million in the quarter ended June 30, 2000, while increasing as a percentage of total revenues to 24.3% from 21.3%. The increase in consulting and services revenues for the quarter ended June 30, 2001 was principally due to increased demand for consulting services, primarily custom software development and systems integration.

             Hardware revenues decreased to $0.7 million in the quarter ended June 30, 2001 from $4.9 million in the quarter ended June 30, 2000 while decreasing as a percentage of total revenues to 1.6% from 10.7%. The Company has historically sold hardware as an accommodation to customers in conjunction with its sales of software. The decrease in hardware revenues for the quarter ended June 30, 2001 was due to lower sales of PhonePrint, a legacy product, the revenues from which are expected to diminish as the use of analog technology declines. In addition, the Company’s PrePay hardware sales also decreased because  Lightbridge’s latest version of PrePay software enables carriers to use locally sourced Interactive Voice Response units (IVRs). Finally, hardware sales declined because a number of carriers delayed or cancelled purchase decisions during the quarter ended June 30, 2001.

             Cost of Revenues.   Cost of revenues consists primarily of personnel costs, costs of purchasing and maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the volume of transactions processed, in the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company's TeleServices Group, fluctuations in temporary versus permanent labor, and changes in the mix of total revenues among transaction revenues, software licensing revenues, and consulting and services revenues and hardware revenues.

             Transaction cost of revenues increased by 12.4% to $13.4 million in the quarter ended June 30, 2001 from $11.9 million in the quarter ended June 30, 2000, while decreasing as a percentage of total transaction revenues to 53.4% from 54.9%. The increase in transaction cost of revenues for the quarter ended June 30, 2001 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in transaction cost of revenues as a percentage of total transaction revenues for the quarter ended June 30, 2001 principally resulted from operational improvements in Lightbridge’s Teleservices Group. Transaction cost of revenues was also affected by a shift in the mix of services provided during the quarter ended June 30, 2001 compared to services provided in the comparable period in the prior year.

             Software licensing cost of revenues increased slightly to $0.6 million in the quarter ended June 30, 2001 from $0.4 million in the quarter ended June 30, 2000.

             Consulting and services cost of revenues increased by 6.5% to $4.8 million in the quarter ended June 30, 2001 from $4.5 million in the quarter ended June 30, 2000, while decreasing as a percentage of total consulting and services revenues to 43.1% from 46.8%. The dollar increase in consulting and services cost of revenues was attributable to the increase in consulting and service revenue. The decrease in consulting and services cost of revenue as a percentage of consulting and services revenues during the quarter ended June 30, 2001 was due to increased utilization of the Company’s consulting resources.

             Hardware cost of revenues decreased to $0.5 million in the quarter ended June 30, 2001 from $3.0 million in the quarter ended June 30, 2000. This decrease was attributable to the decrease in hardware revenues in the quarter ended June 30, 2001.

             Development Costs.   Development expenses include software development costs, which consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

             Development expenses increased by 15.1% to $8.4 million in the quarter ended June 30, 2001 from $7.3 million in the quarter ended June 30, 2000, while increasing as a percentage of total revenues to 18.3% from 16.1%. The dollar increase in development costs for the quarter ended June 30, 2001 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts were the development of enhanced versions of its Fraud Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System, and the development of PrePay Open, PhoneFuel and Subscriber.com. Lightbridge expects to continue engineering and development efforts in order to enhance its existing products and services, including its Channel Solutions, Fraud Management and PrePay products and services, as well as to develop new products and services.

             Sales and Marketing.   Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

             Sales and marketing expenses increased slightly to $5.2 million for the quarter ended June 30, 2001 from $5.1 million in the quarter ended June 30, 2000, while remaining constant as a percentage of total revenues at 11.3%.

             General and Administrative.   General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services.

             General and administrative expenses increased by 14.4% to $4.8 million in the quarter ended June 30, 2001 from $4.2 million in the quarter ended June 30, 2000, and also increased as a percentage of total revenues to 10.5% from 9.4%. This increase was primarily due to additional staffing levels.

             Other Income, Net.   Other income, net consisted predominantly of interest income and decreased slightly to $1.1 million in the quarter ended June 30, 2001 from $1.3 million in the quarter ended June 30, 2000. This decrease was primarily due to a decline in interest rates during the quarter ended June 30, 2001.

             Provision for Income Taxes.  Lightbridge's effective tax rate was 36.5% and 35.9% for the quarters ended June 30, 2001 and 2000, respectively.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000.

             Revenues.   Revenues increased by 8.6% to $95.2 million in the six months ended June 30, 2001 from $87.6 million in the six months ended June 30, 2000.

             Transaction revenues increased by 20.9% to $50.9 million in the six months ended June 30, 2001 from $42.1 million in the six months ended June 30, 2000, while increasing as a percentage of total revenues to 53.5% from 48.0%. The increase in transaction revenues for the six months ended June 30, 2001 was due to increased volume of qualification and activation transactions processed for carrier clients, including new clients, and an increase in special program efforts through Lightbridge's TeleServices Call Center, some of which are generally not provided under a long-term contract. Lightbridge believes that its transaction revenues also benefited from client promotional activities generally attributable to the current competitive market for wireless services.

             Software licensing revenues decreased slightly to $17.1 million in the six months ended June 30, 2001 from $17.5 million in the six months ended June 30, 2000, while decreasing as a percentage of total revenues to 17.9% from 20.0%.

             Consulting and services revenues increased by 18.7% to $21.9 million in the six months ended June 30, 2001 from $18.5 million in the six months ended June 30, 2000, while increasing as a percentage of total revenues to 23.0% from 21.1%. The increase in consulting and services revenues for the six months ended June 30, 2001 was principally due to increased demand for consulting services, primarily custom software development and systems integration.

             Hardware revenues decreased to $5.3 million in the six months ended June 30, 2001 from $9.6 million in the six months ended June 30, 2000, and also decreased as a percentage of total revenues to 5.6% from 10.9%. The decrease in hardware revenues for the six months ended June 30, 2001 was due to lower sales of PhonePrint. In addition, the Company’s PrePay hardware sales also decreased because Lightbridge’s latest version of PrePay software enables carriers to use locally sourced IVRs. Finally, hardware sales declined because a number of carriers delayed or cancelled purchase decisions during the six months ended June 30, 2001.

             Cost of Revenues.   Transaction cost of revenues increased by 32.8% to $27.9 million in the six months ended June 30, 2001 from $21.0 million in the six months ended June 30, 2000, while increasing as a percentage of total transaction revenues to 54.7% from 49.8%. The increase in transaction cost of revenues for the six months ended June 30, 2001 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The increase in transaction cost of revenues as a percentage of total transaction revenues for the six months ended June 30, 2001 principally resulted from costs attributable to expansion of Lightbridge's staff and systems capacity, particularly for Lightbridge's TeleServices Call Centers. Transaction cost of revenues was also affected by a shift in the mix of services provided during the six months ended June 30, 2001 compared to services provided in the comparable period in the prior year.

             Software licensing cost of revenues increased slightly to $1.3 million in the six months ended June 30, 2001 from $1.1 million in the six months ended June 30, 2000.

             Consulting and services cost of revenues increased by 11.1% to $9.5 million in the six months ended June 30, 2001 from $8.6 million in the six months ended June 30, 2000, while decreasing as a percentage of total consulting and services revenues to 43.4% from 46.4%. The dollar increase in consulting services cost of revenues was attributable to the increase in consulting and service revenue. The decrease in consulting and services cost of revenue as a percentage of consulting and services revenues during the six months ended June 30, 2001 was due to increased utilization of the consulting resources.

             Hardware cost of revenues decreased to $3.7 million in the six months ended June 30, 2001 from $6.9 million in the six months ended June 30, 2000. This decrease was attributable to a decrease in hardware revenues in the six months ended June 30, 2001.

             Development Costs.   Development expenses increased by 15.6% to $16.5 million in the six months ended June 30, 2001 from $14.2 million in the six months ended June 30, 2000, also increasing as a percentage of total revenues to 17.3% from 16.2%. The dollar increase in development costs for the six months ended June 30, 2001 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans.

             Sales and Marketing.   Sales and marketing expenses increased slightly to $11.0 million for the six months ended June 30, 2001 from $10.7 million in the six months ended June 30, 2000, while decreasing as a percentage of total revenues to 11.5% from 12.2%. The increase for the six months ended June 30, 2001 was due to the continued investment in sales and marketing efforts, both domestically and internationally, in order to increase penetration of existing accounts and to add new clients and markets.

             General and Administrative.   General and administrative expenses increased by 10.1% to $9.7 million in the six months ended June 30, 2001 from $8.8 million in the six months ended June 30, 2000, also increased slightly as a percentage of total revenues to 10.2% from 10.0%. This increase was primarily due to additional staffing levels.

             Merger Related Costs.   In connection with the Corsair merger, Lightbridge recorded a charge in the six months ended June 30, 2001 of approximately $6.0 million, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million.

             Other Income, net.   Other income, net, consisted predominantly of interest income and decreased slightly to $2.3 million in the six months ended June 30, 2001 from $2.4 million in the six months ended June 30, 2000. This decrease was primarily due to a decline in interest rates during the six months ended June 30, 2001.

             Provision for Income Taxes.   Lightbridge's effective tax rate was 36.5% (excluding merger-related expenses during the six months ended June 30, 2001) and 35.9% for the six months ended June 30, 2001 and 2000, respectively.  The income tax provision reflects a net benefit of $1.3 million for the quarter ended March 31, 2001.  This provision was based upon the annual effective tax rate of 36.5%, offset by a $4.5 million tax benefit principally related to acquired net operating loss carryforwards of Corsair, which are expected to be realized, and the deductible portion of merger costs incurred in connection with the acquisition of Corsair.

Liquidity and Capital Resources

             As of June 30, 2001, Lightbridge had cash and cash equivalents and short-term investments of $114.0 million. Lightbridge's working capital increased 9.8% to $120.4 million at June 30, 2001 from $109.7 million at December 31, 2000.

             During the first six months of 2001, the Company generated cash flows from operating, investing and financing activities of $19.1 million, $28.7 million and $2.5 million, respectively.

             The Company's capital expenditures totaled $5.6 million for the six months ended June 30, 2001. The capital expenditures during these periods were principally associated with the Company's service delivery infrastructure and computer equipment for software development activities.

             The Company has a $15.0 million unsecured working capital line of credit with a bank. Borrowing availability on the working capital line of credit is based on the amount of qualifying accounts receivable. Advances under the working capital line of credit bear interest at the bank's prime rate (6.75% at June 30, 2001). The working capital line of credit also provides for the issuance of letters of credit, which reduce the amount that may be borrowed under the line of credit and are limited to $1.25 million in the aggregate. At June 30, 2001, there were no borrowings outstanding under the working capital line of credit. Borrowing availability at June 30, 2001 was $14.0 million for the working capital line of credit. At June 30, 2001 the Company had an outstanding letter of credit in the amount of $1.0 million which expires in May 2002. The Company's agreement with the bank contains covenants that, among other things, prohibit the declaration or payment of dividends and require the Company to maintain certain financial ratios which the Company believes are not restrictive to its business operations. The working capital line of credit expires in August 2001. The Company is evaluating its need to extend or negotiate a new working capital line of credit.

Inflation

             Although certain of Lightbridge's expenses increase with general inflation in the economy, inflation has not had a material impact on Lightbridge's financial results to date.

Recent Accounting Pronouncements

             Lightbridge adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS 138 on January 1, 2001.  Adoption did not have a material impact on Lightbridge's consolidated results of operations, financial position or cash flows.

             In July 2001, the FASB issued Financial Accounting Standards No.141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

             Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective January 1, 2002.  SFAS 142 requires among other things, the discontinuance of goodwill amortization.  The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

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

             Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to Lightbridge's financial position or results of operations during the quarter ended June 30, 2001. The effect of a similar hypothetical change in interest rates on Lightbridge's variable-rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under Lightbridge's credit arrangements.

             For additional information about Lightbridge's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On May 29, 2001, Lightbridge, Inc. held a Special Meeting in Lieu of Annual Meeting of Stockholders to vote upon the following proposals:

1)	To elect Rachelle B. Chong and Andrew G. Mills to serve as Class II directors, each for a three year term which expires in May 2004; and

2)	To approve an amendment to Lightbridge's 1996 Employee Stock Purchase Plan to increase the number of shares of common stock that may be issued thereunder by 200,000 shares, from 200,000 shares to 400,000 shares.

             The number of votes cast for and against, as well as the number of votes withheld or abstentions, on each proposal were as follows:

PROPOSAL	VOTES FOR	VOTES AGAINST	VOTES WITHHELD	ABSENTIONS

1) For Rachelle B. Chong	24,769,153	—	268,784	—
1) For Andrew G. Mills	24,532,035	—	505,902	—
2)	24,850,551	111,177	—	76,209

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

NO.	DESCRIPTION

10.1	Amendments to Lightbridge's 1996 Employee Stock Purchase Plan, as amended

99.1	Information set forth under the heading "ITEM 1A. Risk Factors" in the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 is incorporated herein by reference

(b)        Reports on Form 8-K

             On June 6, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, that on February 7, 2001, the Company completed its merger with Corsair Communications, Inc. (“Corsair”). In addition, the Company reported under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, supplemental Consolidated Financial Statements for the Year Ended December 31, 2000 and supplemental Consolidated Quarterly Financial Data for the Year Ended December 31, 2000.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.

	By:	/s/ Harlan Plumley
Date: August 14, 2001
Harlan Plumley
VICE PRESIDENT, FINANCE AND
ADMINISTRATION,
CHIEF FINANCIAL OFFICER AND TREASURER
(PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING
OFFICER)