Form 10-Q
period 2001-09-30
LIGHTBRIDGE INC
filed 2001-11-14
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission file number: 000-21319

LIGHTBRIDGE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3065140
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

67 South Bedford Street Burlington, Massachusetts 01803
(Address of Principal Executive Offices Including Zip Code)

(781) 359-4000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

As of October 25, 2001, there were 28,029,474 shares of the registrant's common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$102,246	$45,569
Short-term investments	16,111	53,174
Accounts receivable, net	25,469	42,112
Inventory, net	291	2,243
Other current assets	6,471	7,680
Current portion of notes receivable	722	625

Total current assets	151,310	151,403

Property and equipment, net	27,312	28,722
Notes receivable	565	886
Other assets, net	9,318	6,669

Total assets	$188,505	$187,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,078	$30,716
Deferred revenues	6,833	11,015

Total current liabilities	26,911	41,731
Long-term liabilities	779	963

Total liabilities	27,690	42,694
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2001 and December 31, 2000	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,078,803 and 29,633,794 shares issued and 28,186,898 and 27,689,761 shares outstanding at September 30, 2001 and December 31, 2000, respectively	291	296
Additional paid-in capital	162,217	171,303
Warrants	206	206
Due from shareholder	(115)	(115)
Deferred compensation	—	(9)
Retained earnings (deficit)	960	(12,064)
Less: treasury stock, at cost	(2,744)	(14,631)

Total stockholders' equity	160,815	144,986

Total liabilities and stockholders' equity	$188,505	$187,680

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share amounts)

	Quarter ended
	September 30,
	2001	2000
Revenues:
Transaction	$26,926	$23,415
Software licensing	2,446	8,939
Consulting and services	10,153	10,093
Hardware	486	3,986

Total revenues	40,011	46,433

Cost of revenues:
Transaction	13,817	12,410
Software licensing	531	289
Consulting and services	4,389	4,684
Hardware	384	2,980

Total cost of revenues	19,121	20,363

Gross profit	20,890	26,070

Operating expenses:
Development costs	7,856	7,108
Sales and marketing	4,863	5,313
General and administrative	4,887	5,278

Total operating expenses	17,606	17,699

Income from operations	3,284	8,371
Other income, net	1,018	1,566

Income before provision for income taxes	4,302	9,937
Provision for income taxes	1,235	3,615

Net income	$3,067	$6,322

Basic earnings per common share	$0.11	$0.23

Diluted earnings per common share	$0.11	$0.21

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share amounts)

	Nine months ended
	September 30,
	2001	2000
Revenues:
Transaction	$77,842	$65,522
Software licensing	19,496	26,447
Consulting and services	32,060	28,546
Hardware	5,797	13,551

Total revenues	135,195	134,066

Cost of revenues:
Transaction	41,673	33,382
Software licensing	1,786	1,389
Consulting and services	13,904	13,248
Hardware	4,064	9,906

Total cost of revenues	61,427	57,925

Gross profit	73,768	76,141

Operating expenses:
Development costs	24,307	21,345
Sales and marketing	15,866	15,984
General and administrative	14,582	14,083
Merger related costs	5,999	-

Total operating expenses	60,754	51,412

Income from operations	13,014	24,729
Other income, net	3,357	3,980

Income before provision for income taxes	16,371	28,709
Provision for income taxes	3,347	10,351

Net income	$13,024	$18,358

Basic earnings per common share	$0.47	$0.67

Diluted earnings per common share	$0.45	$0.62

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$13,024	$18,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,638	9,578
Deferred income taxes	(3,000)	—
Changes in assets and liabilities:
Accounts receivable	16,643	(3,902)
Inventories	1,952	1,237
Other assets	1,080	(1,482)
Accounts payable and accrued liabilities	(10,637)	5,894
Deferred revenues	(4,182)	1,064
Other liabilities	(184)	(62)

Net cash provided by operating activities	26,334	30,685

Cash flows from investing activities:
Purchases of property and equipment	(8,986)	(12,741)
Purchase of short-term investment	(9,865)	(49,871)
Proceeds from sales and maturities of short term investments	46,178	31,517

Net cash provided by (used in) investing activities.	27,327	(31,095)

Cash flows from financing activities:
Repurchase of common stock	—	(4,391)
Principal payments on debt obligations	—	(1,407)
Proceeds from issuance of common stock	2,796	3,063
Proceeds from notes receivable	220	441
Proceeds from issuance of warrants	—	217

Net cash provided by financing activities	3,016	(2,077)

Net increase (decrease) in cash and cash equivalents	56,677	(2,487)
Cash and cash equivalents, beginning of period	45,569	49,164

Cash and cash equivalents, end of period	$102,246	$46,677

See notes to unaudited condensed consolidated financial statements.

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

2.                SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for wireless telecommunications carriers are recognized in the period in which services are performed. Certain of the Company's software license agreements typically provide for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions.  Other license agreements provide for either a one-time license fee or a monthly license fee with no additional fees based on incremental subscriber growth.

Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined; to the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from consulting and services is recognized as those services are rendered. Revenue from hardware sales is recognized upon shipment, unless testing, integration or implementation services are required, in which case hardware revenue is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software licenses is deferred until the related license revenue is recognized.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding dilutive options and warrants were exercised and resulted in the issuance of common stock.

A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

	Quarter ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(In thousands)		(In thousands)
Shares for basic earnings per share	28,087	27,566	27,954	27,256
Effect of dilutive options and warrants	696	1,897	860	2,319

Shares for diluted earnings per share	28,783	29,463	28,814	29,575

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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

The FASB has also issued SFAS No. 144, “Accounting for the Impairment of  Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which is effective January 1, 2002.  SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment.   The Company has not yet completed its evaluation of the impact of this standard on its financial statements.

Provision for Income Taxes

             Income taxes are provided for at rates expected to prevail for the full year, adjusted for significant events during each reporting period. Changes in estimated rates are reflected prospectively.

3.                SUBSEQUENT EVENT:

             On November 13, 2001 the Company took action to reduce its workforce.  As a result, the Company expects to record a restructuring charge of approximately $4.0 million to $5.0 million in the quarter ending December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth under "ITEM 1A. RISK FACTORS" in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 2000, that may cause the actual results, performance and achievements of Lightbridge, Inc. to differ materially from those indicated by the forward-looking statements. Lightbridge anticipates that its business will be impacted by current and future economic conditions affecting the telecommunications industry including, without limitation, decreases or delays in capital spending by carriers and in new subscriber growth, global economic recession, economic and political instability in the domestic and international markets including, without limitation, the impact of terrorist threats and hostilities and the declaration of war or similar actions, and the impact of restructuring on Lightbridge's business and operations. Lightbridge undertakes no obligations to update any forward-looking statements it makes.

Information set forth under the heading "ITEM 1A. Risk Factors" in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 2000 is incorporated as an exhibit to this Quarterly Report on Form 10-Q. Unless the context otherwise requires, "Lightbridge" and the "Company" refer collectively to Lightbridge, Inc. and its subsidiaries.

ALIAS, FRAUDBUSTER, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PROFILE, and TELESTO are registered trademarks of Lightbridge, and @RISK, ALLEGRO, CAS, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, FRAUD CENTURION, INSIGHT, POPS, RETAIL MANAGEMENT SYSTEM, RMS, and TELESTO PORTAL are trademarks of Lightbridge. PHONEPRINT is a registered trademark and PREPAY, PREPAY OPEN, PHONEFUEL and Subscriber.com are trademarks of Corsair Communications, Inc. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Lightbridge offers on-line, real-time transaction processing and call center services to aid telecommunications carriers in qualifying and activating applicants for service, as well as software-based point-of-sale support services for a variety of distribution channels, including dealers and agents, mass market retail stores and Internet commerce. Lightbridge develops and implements interfaces that integrate its acquisition system with carrier and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. Lightbridge also maintains and has access to databases used to pre-screen applicants for fraud and provides software used to monitor subscriber call activity for fraud. In addition, Lightbridge has a global telecommunications consulting practice that provides clients with two types of services: solution development and deployment consulting, and business advisory services.

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

Lightbridge derives approximately 75% of its revenues from clients located in the United States, and the remainder from international clients.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Quarter ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
Transaction	67.3%	50.4%	57.6%	48.9%
Software licensing	6.1	19.3	14.4	19.7
Consulting and services	25.4	21.7	23.7	21.3
Hardware	1.2	8.6	4.3	10.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Transaction	34.5	26.7	30.8	24.9
Software licensing	1.3	0.6	1.3	1.0
Consulting and services	11.0	10.1	10.3	9.9
Hardware	1.0	6.5	3.0	7.4

Total cost of revenues	47.8	43.9	45.4	43.2

Gross profit	52.2	56.1	54.6	56.8

Operating expenses:
Development	19.6	15.3	18.0	15.9
Sales and marketing	12.2	11.4	11.7	11.9
General and administrative	12.1	11.4	10.8	10.6
Merger-related costs	---	---	4.5	---

Total operating expenses	43.9	38.1	45.0	38.4

Income from operations	8.3	18.0	9.6	18.4
Other income, net	2.5	3.4	2.5	3.0

Income before provision for income taxes	10.8	21.4	12.1	21.4
Provision for income taxes	3.1	7.8	2.5	7.7

Net income	7.7%	13.6%	9.6%	13.7%

Quarter Ended September 30, 2001 Compared with Quarter Ended September 30, 2000.

Revenues.   Revenues decreased by 13.8% to $40.0 million in the quarter ended September 30, 2001 from $46.4 million in the quarter ended September 30, 2000.

Transaction revenues increased by 15.0% to $26.9 million in the quarter ended September 30, 2001 from $23.4 million in the quarter ended September 30, 2000, while increasing as a percentage of total revenues to 67.3% from 50.4%. The increase in transaction revenues was due to the increased volume of qualification and activation transactions processed for carrier clients and an increase in special program efforts through Lightbridge's TeleServices Call Center.  Lightbridge believes that its transaction revenues also benefited from client promotional activities generally attributable to the current competitive market for wireless services.

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

Software licensing revenues decreased by 72.6% to $2.4 million in the quarter ended September 30, 2001 from $8.9 million in the quarter ended September 30, 2000, while decreasing as a percentage of total revenues to 6.1% from 19.3%.  The decrease in software licensing revenues was due to a capital spending slowdown and decline in the telecommunications industry which extended to Lightbridge’s traditional analytical software products in fraud prevention and retail management as well as the Company’s prepaid software product.

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

Consulting and services revenues increased slightly to $10.2 million in the quarter ended September 30, 2001 from $10.1 million in the quarter ended September 30, 2000, while increasing as a percentage of total revenues to 25.4% from 21.7%.

Hardware revenues decreased to $0.5 million in the quarter ended September 30, 2001 from $4.0 million in the quarter ended September 30, 2000 while decreasing as a percentage of total revenues to 1.2% from 8.6%. The Company has historically sold hardware as an accommodation to customers in conjunction with its sales of software. The decrease in hardware revenues was due to lower sales of PhonePrint, a legacy product, the revenues from which are expected to diminish as the use of analog technology declines. In addition, the Company’s PrePay hardware sales also decreased because  Lightbridge’s latest version of PrePay software enables carriers to use locally sourced Interactive Voice Response Units (IVRs). Finally, hardware sales declined because a number of carriers delayed or cancelled purchase decisions.

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

Transaction cost of revenues increased by 11.3% to $13.8 million in the quarter ended September 30, 2001 from $12.4 million in the quarter ended September 30, 2000, while decreasing as a percentage of total transaction revenues to 51.3% from 53.0%. The increase in transaction cost of revenues resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The decrease in transaction cost of revenues as a percentage of total transaction revenues principally resulted from operational improvements in Lightbridge’s Teleservices Group. Transaction cost of revenues was also affected by a shift in the mix of services provided during the quarter ended September 30, 2001 compared to services provided in the comparable period in the prior year.

Software licensing cost of revenues increased slightly to $0.5 million in the quarter ended September 30, 2001 from $0.3 million in the quarter ended September 30, 2000.

Consulting and services cost of revenues decreased by 6.3% to $4.4 million in the quarter ended September 30, 2001 from $4.7 million in the quarter ended September 30, 2000, while decreasing as a percentage of total consulting and services revenues to 43.2% from 46.4%. The dollar and percentage decrease in consulting and services cost of revenue was due to increased utilization of the Company’s consulting resources.

Hardware cost of revenues decreased to $0.4 million in the quarter ended September 30, 2001 from $3.0 million in the quarter ended September 30, 2000. This decrease was attributable to the decrease in hardware revenues.

Development Costs.   Development expenses include software development costs, which consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

Development expenses increased by 10.5% to $7.9 million in the quarter ended September 30, 2001 from $7.1 million in the quarter ended September 30, 2000, while increasing as a percentage of total revenues to 19.6% from 15.3%. The dollar increase in development costs resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts were the development of enhanced versions of its Fraud Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System, and the development of Fraud Centurion, PrePay Open, PhoneFuel and Subscriber.com. Lightbridge expects to continue engineering and development efforts in order to enhance its existing products and services, including its Channel Solutions, Fraud Management and PrePay products and services, as well as to develop new products and services.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

Sales and marketing expenses decreased by 8.5% to $4.9 million for the quarter ended September 30, 2001 from $5.3 million in the quarter ended September 30, 2000, while increasing as a percentage of total revenues to 12.2% from 11.4%. This decrease was primarily due to a decrease in headcount as a result of synergies attributable to the Lightbridge merger with Corsair, coupled with a decrease in costs associated with lower revenue levels.  The increase in sales and marketing expenses as a percentage of total revenue was due to lower total revenue in the quarter.

General and Administrative.   General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services.

General and administrative expenses decreased by 7.4% to $4.9 million in the quarter ended September 30, 2001 from $5.3 million in the quarter ended September 30, 2000, and increased as a percentage of total revenues to 12.1% from 11.4%. This decrease was primarily due to a decrease in professional fees and recruiting fees.  The increase in general and administrative expenses as a percentage of total revenue was due to lower total revenue in the quarter.

Other Income, Net.   Other income, net consisted predominantly of interest income and decreased to $1.0 million in the quarter ended September 30, 2001 from $1.6 million in the quarter ended September 30, 2000. This decrease was primarily due to a decline in interest rates.

Provision for Income Taxes.   Lightbridge's annual estimated effective tax rate was reduced to 35.0% from 36.5% resulting in a 28.9% rate for the quarter ended September 30, 2001, due to a lower projected rate for the year.  This compares with a rate of 36.4% for the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000.

Revenues.   Revenues increased by 0.8% to $135.2 million in the nine months ended September 30, 2001 from $134.1 million in the nine months ended September 30, 2000.

Transaction revenues increased by 18.8% to $77.8 million in the nine months ended September 30, 2001 from $65.5 million in the nine months ended September 30, 2000, while increasing as a percentage of total revenues to 57.6% from 48.9%. The increase in transaction revenues was due to increased volume of qualification and activation transactions processed for carrier clients and an increase in special program efforts through Lightbridge's TeleServices Call Center. Lightbridge believes that its transaction revenues also benefited from client promotional activities generally attributable to the current competitive market for wireless services.  During the nine months ended September 30, 2001, the Company entered into a new agreement with Sprint Spectrum L.P. ("Sprint") that expires on December 31, 2003 for the provision of credit decision services.  The new agreement replaced the prior agreement with Sprint.

Software licensing revenues decreased by 26.3% to $19.5 million in the nine months ended September 30, 2001 from $26.4 million in the nine months ended September 30, 2000, while decreasing as a percentage of total revenues to 14.4% from 19.7%. The decrease in software licensing revenues was due to a capital spending slowdown and decline in the telecommunications industry which extended to Lightbridge’s traditional analytical software products in fraud prevention and retail management as well as the Company’s prepaid software product.

Consulting and services revenues increased by 12.3% to $32.1 million in the nine months ended September 30, 2001 from $28.5 million in the nine months ended September 30, 2000, while increasing as a percentage of total revenues to 23.7% from 21.3%. The increase in consulting and services revenues was principally due to increased demand for consulting services, primarily custom software development and systems integration.  In addition, the Company’s maintenance revenues increased due to an increase in the installed subscriber base.

Hardware revenues decreased to $5.8 million in the nine months ended September 30, 2001 from $13.6 million in the nine months ended September 30, 2000, and also decreased as a percentage of total revenues to 4.3% from 10.1%. The decrease in hardware revenues was due to lower sales of PhonePrint. In addition, the Company’s PrePay hardware sales also decreased because Lightbridge’s latest version of PrePay software enables carriers to use locally sourced IVRs. Finally, hardware sales declined because a number of carriers delayed or cancelled purchase decisions.

Cost of Revenues.   Transaction cost of revenues increased by 24.8% to $41.7 million in the nine months ended September 30, 2001 from $33.4 million in the nine months ended September 30, 2000, while increasing as a percentage of total transaction revenues to 53.5% from 50.9%. The increase in transaction cost of revenues for the nine months ended September 30, 2001 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The increase in transaction cost of revenues as a percentage of total transaction revenues principally resulted from costs attributable to expansion of Lightbridge's staff and systems capacity, particularly for Lightbridge's TeleServices Call Centers. Transaction cost of revenues was also affected by a shift in the mix of services provided during the nine months ended September 30, 2001 compared to services provided in the comparable period in the prior year.

Software licensing cost of revenues increased slightly to $1.8 million in the nine months ended September 30, 2001 from $1.4 million in the nine months ended September 30, 2000.

Consulting and services cost of revenues increased by 5.0% to $13.9 million in the nine months ended September 30, 2001 from $13.2 million in the nine months ended September 30, 2000, while decreasing as a percentage of total consulting and services revenues to 43.3% from 46.4%. The dollar increase in consulting services cost of revenues was attributable to the increase in consulting and service revenue. The decrease in consulting and services cost of revenue as a percentage of consulting and services revenues was due to increased utilization of the consulting resources.

Hardware cost of revenues decreased to $4.1 million in the nine months ended September 30, 2001 from $9.9 million in the nine months ended September 30, 2000. This decrease was attributable to a decrease in hardware revenues.

Development Costs.   Development expenses increased by 13.9% to $24.3 million in the nine months ended September 30, 2001 from $21.3 million in the nine months ended September 30, 2000, also increasing as a percentage of total revenues to 18.0% from 15.9%. The dollar and percentage increase resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product and services development plans.

Sales and Marketing.   Sales and marketing expenses decreased slightly to $15.9 million for the nine months ended September 30, 2001 from $16.0 million in the nine months ended September 30, 2000, while decreasing as a percentage of total revenues to 11.7% from 11.9%. The dollar and percentage decrease was primarily due to a decrease in headcount as a result of synergies attributable to the Lightbridge merger with Corsair, coupled with a decrease in costs associated with lower revenue levels.

General and Administrative.   General and administrative expenses increased by 3.5% to $14.6 million in the nine months ended September 30, 2001 from $14.1 million in the nine months ended September 30, 2000 and also increased slightly as a percentage of total revenues to 10.8% from 10.6%. The dollar and perecntage increase was primarily due to additional staffing levels.

Merger Related Costs.   In connection with the Corsair merger, Lightbridge recorded a charge in the nine months ended September 30, 2001 of approximately $6.0 million, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million.

Other Income, net.   Other income, net, consisted predominantly of interest income and decreased to $3.4 million in the nine months ended September 30, 2001 from $4.0 million in the nine months ended September 30, 2000. This decrease was primarily due to a decline in interest rates.

Provision for Income Taxes.   Lightbridge's estimated effective tax rate was 35.0% (excluding merger-related expenses) and 36.1% for the nine months ended September 30, 2001 and 2000, respectively.   This provision was based upon the estimated annual effective tax rate of 35.0%, offset by a $4.5 million tax benefit principally related to acquired net operating loss carryforwards of Corsair, which are expected to be realized, and the deductible portion of merger costs incurred in connection with the acquisition of Corsair.

Liquidity and Capital Resources

As of September 30, 2001, Lightbridge had cash and cash equivalents and short-term investments of $118.4 million.

Lightbridge's working capital increased 13.4% to $124.4 million at September 30, 2001 from $109.7 million at December 31, 2000.

During the first nine months of 2001, the Company generated cash flows from operating, investing and financing activities of $26.3 million, $27.3 million and $3.0 million, respectively.

The Company's capital expenditures totaled $9.0 million for the nine months ended September 30, 2001. The capital expenditures during these periods were principally associated with the Company's service delivery infrastructure and computer equipment for software development activities.

In August 2001, the Company elected to forego annual renewal of a $15.0 million unsecured working capital line of credit with a bank because the Company believes it has sufficient cash and short term investments to meet its current operating needs. At the date of expiration, there were no borrowings outstanding under the working capital line of credit.  At September 30, 2001 the Company had an outstanding letter of credit in the amount of $1.0 million which expires in May 2002.

Subsequent Event

             On November 13, 2001, the Company took action to reduce its workforce.  As a result, the Company expects to record a restructuring charge of approximately $4.0 million to $5.0 million in the quarter ending December 31, 2001.

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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

The FASB has also issued SFAS No. 144, “Accounting for the Impairment of  Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which is effective January 1, 2002.  SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment.   The Company has not yet completed its evaluation of the impact of this standard on its financial statements.

Stock Repurchase

On October 4, 2001, Lightbridge announced that its board of directors has authorized the repurchase of up to 2 million shares of the Company’s common stock at an aggregate price of up to $20 million.  The shares may be purchased from time to time on or after October 8, 2001 depending on market conditions.  The board placed a two-year time limit on the repurchase authorization.  As of September 30, 2001, the Company had approximately 28 million shares of common stock outstanding.

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

Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to Lightbridge's financial position or results of operations during the quarter ended September 30, 2001. The effect of a similar hypothetical change in interest rates on Lightbridge's variable-rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under Lightbridge's credit arrangements.

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

On July 5, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, that on July 2, 2001, the Company issued a press release commenting on its second quarter 2001 financial outlook. Lightbridge reported that it anticipated second-quarter 2001 revenues would fall eight to ten percent short of previous expectations, due largely to a decline in non-strategic hardware sales.  In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of a Press Release, dated July 2, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.

Date: November 14, 2001	By:	/s/ Harlan Plumley
Harlan Plumley
Vice President, Finance And
Administration,
Chief Financial Officer And Treasurer
(Principal Financial And Chief Accounting Officer)