Form 10-K
period 2001-12-31
LIGHTBRIDGE INC
filed 2002-03-29
CIK 1017172

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13
or 15(d) or the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-21319

LIGHTBRIDGE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3065140 (I.R.S. Employer Identification Number)
67 South Bedford Street Burlington, Massachusetts (Address of Principal Executive Offices)	01803 (Zip Code)

(781) 359-4000
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: common stock, $.01 par value per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 2002 was $269,497,613, based on a total of 25,913,232 shares held by nonaffiliates and on a closing price of $10.40 as reported on The Nasdaq Stock Market (National Market System).

        The number of shares of common stock outstanding as of March 15, 2002 was 28,244,543.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A with regard to its 2002 annual meeting of stockholders or special meeting in lieu thereof within 120 days of the end of the fiscal year ended December 31, 2001. Certain portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

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

i

PART I

ITEM 1. BUSINESS

        Lightbridge, Inc. ("Lightbridge" or the "Company") develops, markets and supports a suite of products and services for communications providers that supports the customer lifecycle, including customer qualification, acquisition and authentication, risk management, prepay and replenishment, customer relationship management, and wireless data management. Lightbridge's software-based solutions are delivered primarily on an outsourced or service bureau basis. These outsourced or service bureau solutions together with the Company's TeleServices offerings comprise the Company's transaction business. Lightbridge also derives revenues from software licensing transactions, consulting and maintenance services, and hardware sales. Lightbridge's transaction-based solutions combine the advantages of distributed access and workflow management, centrally managed client-specified business policies, and links to client and third-party systems. While its solutions historically have been delivered primarily to wireless carriers, Lightbridge also provides solutions to wireline carriers and plans to provide solutions to non-carrier clients. The open architecture underlying Lightbridge's software applications supports the development of flexible, integrated solutions independent of the client's computing environment. Lightbridge plans to leverage its core technology and infrastructure to introduce applications and services to enable "mobile business" communications and transactions. "Mobile business" encompasses "anytime, anywhere" business communications and transactions.

        Lightbridge offers on-line, real-time transaction processing and call center services to aid communications clients in qualifying and activating applicants for service, as well as software-based point-of-sale support services for a variety of distribution channels, including dealers and agents, mass market retail stores, and Internet commerce. Lightbridge is also developing services designed to authenticate users engaged in mobile on-line transactions. Lightbridge develops and implements interfaces that integrate its systems with client and third-party systems, such as those for billing, point-of-sale, activation, and order fulfillment. Lightbridge also maintains and has access to databases used to pre-screen applicants for fraud and provides software used to monitor subscriber call activity for fraud. In addition, Lightbridge has a global telecommunications consulting practice that provides clients with two distinct types of services: solution development and deployment consulting, and business advisory services. Lightbridge also offers its PrePay billing system to wireless telecommunications carriers with a software solution designed to integrate with the upcoming Wireless Intelligent Network standards and the capability for subscribers to replenish their prepaid accounts.

        On February 7, 2001, Lightbridge completed its merger with Corsair Communications, Inc. ("Corsair"). In connection with the merger, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders, who received 0.5978 of a share of Lightbridge common stock in exchange for each share of Corsair common stock held. In addition, the Company assumed the obligation to issue, upon exercise of outstanding Corsair stock options, approximately 1,587,094 shares of common stock.

        In November of 2001, pursuant to a restructuring plan approved by the Board of Directors, the Company announced that it was streamlining operations by closing its Palo Alto, California facility and consolidating research and development activities in its Irvine, California and Broomfield, Colorado locations. All other Palo Alto operations including finance, support services, and sales and marketing are being merged with functions in Irvine or Burlington, Massachusetts. Accordingly, in the fourth quarter of 2001, the Company recorded a restructuring charge of approximately $4.0 million consisting of $2.9 million for workforce reductions and $1.1 million for facilities and related costs associated with the closure of its Palo Alto location. The restructuring plan resulted in the termination of 102 personnel. The estimated cost for consolidation of facilities is predominantly comprised of real estate lease commitments for unutilized office space.

        On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. ("Altawave") in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million payment contingent on the achievement of certain revenue goals. The technology acquired from Altawave includes a suite of solutions that offers wireless carriers a scalable, integrated service platform for the development and management of data content and applications.

        Lightbridge was incorporated in Delaware in June 1989 under the name Credit Technologies, Inc. and in November 1994 changed its name to Lightbridge, Inc. Lightbridge sells and markets its products and services throughout the world both directly and through its wholly owned subsidiaries. Unless the context requires otherwise, references in this Annual Report on Form 10-K to "Lightbridge," the "Company," "we," "us" and similar terms refer to Lightbridge, Inc. and its subsidiaries.

        ALIAS, FRAUDBUSTER, FRAUD CENTURION, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PHONEPRINT, PROFILE, and TELESTO are registered trademarks of Lightbridge, and @RISK, ALLEGRO, ALTALINKS, ALTAWAVE, CAS, CORSAIR, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, HOTSWAP, INSIGHT, PHONEFUEL, POPS, POPS XPRESS, PREPAY, PREPAY OPEN, RETAIL MANAGEMENT SYSTEM, RMS and TELESTO PORTAL are trademarks of Lightbridge. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Business Segment Data

        Based upon the way management and the Board of Directors monitor operations, the Company operates in four distinct segments, including the transaction business, the software license business, the consulting and service business, and the hardware business. Within these four segments, performance is measured based on gross profit realized from each segment. Information about costs and expenses other than costs of revenues and assets and cash flows is not reported by segment. Information about revenues and cost of revenues of each segment is shown separately on the statement of operations included in the Company's consolidated financial statements and discussed below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". There are no transactions between segments.

        In addition, information concerning the four distinct segments in which Lightbridge operates is set forth on page F-10 of "Notes to Consolidated Financial Statements."

Products and Services

        Lightbridge's line of software-based solutions permits a communications provider to select applications and functions to create an integrated, customized solution addressing the provider's particular needs. Lightbridge's products and services are provided in six broad solutions groups:

Group	Functions
Customer Qualification, Acquisition and Authentication	On-line, real-time transaction processing services to aid carriers in qualifying and activating applicants for service, as well as call center services to assist carriers in acquiring and activating applicants for service. Transaction processing services include proprietary databases and processing modules to evaluate existing subscribers and detect potential subscription fraud. Call center services include qualification and activation, analyst reviews, telemarketing to existing and new subscribers, back-up and disaster recovery for acquisition and activation services, and customer care. Authentication services are under development and are being designed to authenticate users engaged in mobile and on-line transactions.
Risk Management
On-line, real-time inquiries into proprietary and industry databases and processing modules to pre-screen applicants for potential fraud, as well as software products for ongoing monitoring of subscriber call activity and changes in account information to determine likely fraudulent use.
Customer Relationship Management	Software products and services to support a variety of distribution channels, including software applications for retail use, call centers, and Internet commerce.
Consulting Services	Two types of service: (i) Solution Development and Deployment consulting and (ii) Business Advisory Services. Solution Development and Deployment consulting provides systems integration, custom software development, project management, and training services. Business Advisory Services provide pure management consulting services. These services are provided in the fields of customer acquisition, distribution, and retention, and risk management.
PrePaid Metered Billing and Replenishment	A system that allows carriers to market services to subscribers who prefer the use of cash over credit or who do not qualify for credit and who otherwise would be required to pay high deposits. The system also allows subscribers to replenish their prepaid accounts with a prepaid phone card or in cash.
Wireless Data Management	A suite of solutions that offers wireless carriers a scalable integrated services platform for the development and management of data content and applications.

        The Company's PhonePrint system provides cloning fraud prevention to wireless telecommunications carriers by using proprietary radio frequency signal analysis technology to identify attempted fraudulent calls and prevent cloners from gaining access to a carrier's analog network. The Company no longer actively sells and markets PhonePrint and future revenues from the product are expected to be insignificant.

Customer Qualification, Acquisition and Authentication

        Lightbridge's Customer Qualification and Acquisition System ("CAS") includes on-line, real-time transaction processing services for the qualification and activation of applicants for telecommunications service.

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

        Introduced in 1989 and enhanced over time, CAS typically enables carriers to qualify applicants and activate service quickly while screening for subscriber fraud, thereby assisting the carriers to close sales at the time the customer is ready to purchase. Although CAS typically requires no human intervention beyond the initial data entry, it permits a carrier to implement policies requiring analyst intervention in carrier-specified situations. When intervention is required, CAS facilitates the on-line handling of exceptions by, among other things, queuing exceptions to manage workflow. CAS includes the following modules, all of which are fully integrated:

  •
  Credit Decision System ("CDS") is an integrated qualification system for carriers to acquire qualified applicants rapidly. Using redundant, high-speed data lines to multiple credit bureaus, CDS typically provides consumer and business credit decisions in under 10 seconds, based on automated analysis of credit information using a credit policy specified by the carrier. CDS can be integrated with a carrier's existing customer acquisition and billing systems and can be modified quickly to reflect changes in a carrier's credit policies.

  •
  InSight is a proprietary database containing information about a carrier's existing accounts and previous applicants. InSight evaluates existing subscribers who apply for additional services on the basis of their payment histories. InSight can decrease costs for carriers by reducing the number of credit bureau inquiries and the number of applications requiring manual review.

  •
  Workstation offerings present data electronically to the appropriate person for decision or action and then automatically route data to the next step in the process. Workstation offerings are as follows:

    Credit workstation allows a carrier's credit analyst to enter information or to evaluate applications that were entered at a remote location.

    Activation workstation allows the user to review, correct or reprocess activation requests returned from the billing system because of an error.

    Fulfillment workstation provides the information necessary to fulfill orders for wireless handsets and accessories at a remote or third-party fulfillment operation.

  •
  AirWaves is a risk management score provided under agreement with RiskWise, L.L.C., which identifies the most profitable customers, even among consumers whose financial history is non-existent or "too thin" for traditional risk assessment tools.

        Lightbridge's authentication services are under development and are being designed to authenticate users engaged in mobile and on-line transactions.

        Lightbridge's TeleServices Group provides a range of call center solutions for the subscriber acquisition and activation process. TeleServices offerings include a call center solution for credit decisions and activations, analyst reviews, telemarketing to existing and new subscribers, back-up and disaster recovery for acquisition and activation services, and customer care. TeleServices solutions can be provided using CAS or a carrier's own customer acquisition system. Lightbridge's clients typically utilize TeleServices solutions as part of an overall sales and distribution strategy to expand or engage in special projects without incurring the overhead associated with building and maintaining a call center.

        Pricing of CAS is on a per qualification or activation basis and varies substantially with the term of the contract under which services are provided, the volume of transactions, and the other products and services selected and integrated with the services. Pricing of authentication services will be on a per transaction basis and varies with the volume of transactions processed and on the type of services selected. Pricing of TeleServices solutions is on a per transaction or per minute basis and varies with the term of the contract under which services are provided, the volume of transactions processed, and the other products and services selected and integrated with the services.

Risk Management

        Lightbridge's risk management solutions include real-time on-line access to proprietary databases for pre-activation screening and software for ongoing (post-activation) monitoring of subscriber call and account activity. Lightbridge's risk management solutions include:

  •
  Fraud Sentinel, a suite of subscription fraud management tools, available separately or together. Lightbridge believes that Fraud Sentinel is the most complete pre-screening and data analysis set of tools for detection and prevention of subscription fraud available in the communications industry today. The components of Fraud Sentinel are as follows:

    ProFile, a proprietary intercarrier database of accounts receivable write-offs and service shut-offs, provides on-line pre-screening of applicants, ongoing screening of existing subscribers, and notification if an application is processed for a subscriber whose account has been previously written off by a participating carrier.

    Fraud Detect, a multifaceted fraud detection tool provided under agreement with Trans Union L.L.C., analyzes data such as an applicant's Social Security number, date of birth, address, telephone number and driver's license information and identifies any discrepancies.

    Fraud Detect Model, a fraud scoring tool developed jointly by Lightbridge and Trans Union L.L.C., is a neural-net scoring model that quantifies the probability that a subscriber will be written off.

    Fraud ID-Tect, a multifaceted verification tool provided under agreement with Trans Union L.L.C., verifies the subscriber data, identifies potential data errors, and alerts carriers to potential subscription fraud.

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

  •
  Fraud Centurion, a suite of back-end (post-activation) fraud management tools, available separately or together, that are designed to detect fraudulent activity by existing subscribers on provider networks. The components of Fraud Centurion are:

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

        Lightbridge's Fraud Sentinel solutions are priced on a per inquiry basis. The Company's Fraud Centurion solutions are priced on a licensed or outsourced basis, with annual maintenance and in certain cases additional charges per subscriber. Additional fees may also be charged for consulting, implementation and support requirements of clients.

Customer Relationship Management

        Lightbridge's Customer Relationship Management ("CRM") solutions consist of products and services that support a growing range of distribution channels. The components of CRM include:

  •
  POPS, a browser-based application typically used in carrier-owned or dealer/agent store locations, features a graphical user interface for Internet or intranet environments that allows even inexperienced sales staff to conduct qualification and activation transactions quickly via a dial-up or network connection to CAS. POPS Xpress is a version of POPS requiring no customizations that can be installed quickly in a variety of sales locations.

  •
  Retail Management System ("RMS") is a point-of-sale application designed to help telecommunications retailers manage the sale of telecommunications products more efficiently. RMS handles credit screening, transaction and payment processing, service activation, cash drawer management, inventory and purchasing management and management reporting.

  •
  Telesto Portal uses a component-based, thin-client architecture to provide a set of building blocks that can be incorporated into a standard browser architecture or third-party applications in order to allow Web-based storefronts to perform credit qualification, fraud screening, and activation functions over an intranet or extranet. In intra-company installations, Telesto Portal aids in solving data sharing issues among various applications and physical locations. The thin-client design and open architecture allow sharing and distribution of information more broadly throughout provider organizations. This allows carriers to improve workflows without additional systems development.

        POPS, RMS and Telesto Portal are licensed to clients and require customization and integration with other products and systems to varying degrees. Pricing of these software products varies with the configurations selected, the number of locations licensed and the degree of customization required.

Consulting Services

        Lightbridge Consulting Services ("LCS") is a global telecommunications practice that delivers full-service consulting for customer acquisition, authentication, distribution, and risk management. It leverages Lightbridge's market expertise and focus in telecommunications to help clients bring new services to market quickly, expedite the process of obtaining low-risk subscribers and enhance customer loyalty. Clients can utilize Lightbridge Consulting Services to supplement their staffs with both domain expertise and project-based resources. The worldwide practice supports Lightbridge clients in the Asia Pacific region, Europe, Latin America and North America.

        Lightbridge Consulting Services capitalizes on Lightbridge's established expertise with multiple carriers, across multiple geographic regions to provide clients with two distinct types of service: Solution Development and Deployment consulting, and Business Advisory Services. Solution Development and Deployment consulting provides systems integration, custom software development, project management and training services. Business Advisory Services provide pure management consulting services that leverage best practices in telecommunications and allied industries.

        Lightbridge charges for consulting services on a per diem basis and also undertakes certain consulting projects on a fixed-fee basis.

Prepaid Metered Billing and Replenishment

        The Lightbridge PrePay system allows carriers to market services to customers who prefer the use of cash over credit or who do not qualify for credit and who otherwise would be required to pay high deposits. The PrePay system is differentiated from most other competitive offerings by its use of the Wireless Intelligent Network ("WIN") standards and architecture, which enables carriers to use existing switch infrastructure equipment rather than requiring costly additional adjunct switches and voice trunk resources. The PrePay software architecture is designed to scale as the number of PrePay subscribers on a system grows. Because prepaid calls are controlled by the carrier's existing switch, there is no impact on call setup times. All calls by prepaid subscribers are rated in real time, and an integrated interactive voice response system automatically informs the customer when account funds are low. If prepaid funds are depleted during a call, the call is automatically terminated and service is suspended to avoid fraud until additional funds are deposited. The deposit of additional funds can be made over the air with a prepaid phone card or in cash at a replenishment center, ensuring continuity of cellular service.

        The PrePay system, which has been commercially deployed on networks which use Ericsson Radio Systems AB ("Ericsson") switching equipment, has been enhanced and extended to make it compatible with all wireless switch vendors.

        PhoneFuel further extends the PrePay product line. PhoneFuel allows PrePay customers to offer their subscribers the capability to add cash to their PrePay balance phones directly from their bank accounts or credit cards using wireless application protocol ("WAP"). PhoneFuel supports Internet connections for PrePay subscribers, enabling these subscribers to pay for services and products using their prepaid account balance.

Wireless Data Management

        Hotswap, Lightbridge's wireless data management solution, allows carriers to provision and manage customized, segmented data services to subscribers and enterprise customers to manage data accesses. It allows (i) carriers to provision, administer and monitor subscribers, the data they access and the services to which they subscribe; (ii) enterprises to offer secure data access, security and access control to provide access with data; and (iii) subscribers to benefit from personalized mobile data services with an easy-to-manage user interface.

Technology

        Lightbridge's historical development efforts have created a proprietary multi-tiered software architecture that facilitates the ongoing development of application products. This design conforms to the three standard tiers of presentation (front-ends), business logic and database services, each independent of the others. The architecture supports the development of Lightbridge's core products and provides a discrete platform that enables the rapid creation of client-specific requirements. In addition, the architecture is open in terms of its ability to interface with third-party systems, as well as with Lightbridge and third-party Web-based front-ends. Lightbridge can therefore offer its clients the ability to continue to use and enhance legacy systems and third-party systems (such as billing systems) while implementing the products offered by Lightbridge.

        Lightbridge has written a common, independent library of code that provides a foundation for reusability and, equally important, independence from hardware platforms and operating systems. The common library currently supports Windows NT, Unix and Open VMS platforms. The Lightbridge core products are portable and able to run on the most suitable hardware platform for the computing needs of various customers.

        A critical element of Lightbridge's technology development has been the creation and enhancement of Allegro, a proprietary peer-to-peer, client/server, transaction management system. Allegro encapsulates a sequence of independent application servers into a complete transaction, customized for the client's customer acquisition requirements. The solutions may include front-end data capture, customer qualification, fulfillment of physical distribution and connectivity to back office systems such as billing. To an individual user, however, Lightbridge products offer the front-end appearance of a "single virtual machine." Allegro features include data validation, exception handling, process queues, manual review queues and transaction monitors.

        By using Allegro, each Lightbridge server performs only a single function, without knowledge of the other steps in the transaction processes or their computing environment. Third-party software products are integrated seamlessly into the Allegro system. As a result, the Allegro network is scalable and includes software redundancy.

        Beginning in 2001, Lightbridge began the process of rebuilding portions of its product architecture in JAVA with a middleware layer and standard database across products. With emphasis on component-based development and the use of reusable frameworks, this architecture is expected to reduce new product development time and long-term maintenance overhead.

        The Fraud Centurion products' architecture is based upon a collection of reusable components and frameworks that support application development in a dynamic environment efficiently and reliably. In addition to high-level abstractions for data collection, data persistence, and in-memory structures, frameworks for dynamic task management and event management are utilized to analyze large amounts of data from disparate sources. Recent improvements include frameworks for rapid integration of new data types and custom rules.

        The PrePay product architecture allows carriers to support prepaid service offerings using their existing Mobile Switching Center/Home Location Registry infrastructure equipment. The PrePay server communicates with this infrastructure and other network elements within the PrePay server and customer service clients. The PrePay product supports several air interfaces, including: CDMA, TDMA, and Analog Mobile Phone System, or AMPS.

        The Hotswap product architecture allows (i) applications to run independently of the network, (ii) the exchange of data and applications to and from the Internet and the mobile device, and (iii) off-line housing of applications and data.

        In the fourth quarter of 2001, the Company entered into an agreement with Computer Science Innovations, Inc. ("CSI") to acquire certain advanced modeling technology. The Company plans to incorporate CSI's predictive technology in its future analytical, risk management and customer management solutions.

Clients

        Lightbridge historically has provided its products and services to wireless carriers in the United States. In 1998, Lightbridge began to market its products and services to a broader range of telecommunications carriers operating around the world. In November of 2001, Lightbridge announced its mobile business strategy to meet the needs of non-carrier as well as carrier clients in the emerging mobile business market, and announced an agreement with VeriSign, Inc. to authenticate the identity of consumers engaged in mobile and on-line transactions.

        Revenues attributable to Lightbridge's 10 largest clients accounted for approximately 79%, 75% and 65% of Lightbridge's total revenues in the years ended December 31, 2001, 2000 and 1999, respectively. During the years ended December 31, 2001, 2000 and 1999 three of Lightbridge's clients accounted for more than 10% of Lightbridge's total revenues, representing an aggregate of 58%, 59% and 47% of total revenues in those years, respectively. Sprint Spectrum L.P. accounted for 22%, 19% and 19% of Lightbridge's total revenues for each of the years ended December 31, 2001, 2000 and 1999, respectively. AT&T Wireless Services, Inc. accounted for 20%, 16% and 10% of Lightbridge's total revenues for each of the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company's PrePay billing system is sold primarily through a distribution agreement with Ericsson. Ericsson accounted for 16%, 24% and 18% of Lightbridge's total revenues for each of the years ended December 31, 2001, 2000 and 1999, respectively, and substantially all of the revenues derived from the PrePay system in those years. The loss of one or more of these major clients, a decrease in orders by them, or a change in the combination of products and services they obtain from the Company, would adversely affect Lightbridge's revenues and net income.

        Lightbridge has agreements with many of its clients that provide for the purchase of various combinations of products and services over periods of one to five years. Although some of these agreements contain annual minimum payment requirements, such minimum payments are typically substantially less than the amount of revenue Lightbridge has historically received from a particular client, and, therefore, provide only limited assurance of future sales. Lightbridge's client agreements also often permit changes in the combination of products and services purchased by the client during the term of the agreement. Such changes can affect the revenues, net income and margins that Lightbridge achieves from quarter to quarter in its transaction business.

        Lightbridge has agreements with AT&T Wireless, Inc. and Sprint Spectrum L.P. for the provision of credit decision services. The agreements with AT&T Wireless, Inc. and Sprint Spectrum L.P. were renewed in 2001 and extended in each case through December 31, 2003. Lightbridge's distribution agreement with Ericsson expires in September 2003.

        Because Lightbridge derives almost all of its revenues from telecommunications carriers, the demand for Lightbridge's products and services is dependent, in major part, on the overall market demand for the products and services provided by telecommunications carriers. In particular, Lightbridge's transaction business is dependent on the rate of new subscriber growth and the rate at which subscribers switch from one carrier to another, known as the churn rate. Accordingly, if the growth rate of the telecommunications industry continues to slow and the churn rate does not increase, sales of Lightbridge's products and services could decline.

Sales and Marketing

        Lightbridge's sales strategy is to establish, maintain and foster long-term relationships with its clients, and to establish third-party sales alliances. Lightbridge's sales and client services activities are led by "relationship teams," many of which include a senior management team sponsor. Lightbridge employs a team approach to selling in order to develop a consultative relationship with existing and prospective clients. In addition to relationship teams, Lightbridge's sales approach includes direct sales staff with expertise in particular solutions and sales through channel partners and alliances, particularly internationally.

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

        The sales cycle for Lightbridge's software products and services is typically six to eighteen months, although the period may be substantially longer in some cases and is subject to a number of risks over which the Company has little control, including the carrier's budgetary and capital spending constraints and the internal decision-making processes, and general market and economic conditions.

        PrePay is sold primarily pursuant to a nonexclusive original equipment manufacturer agreement with Ericsson and through a direct sales force.

        Service and technical support for the Lightbridge products are provided through both direct field service and support personnel and distributors. A high level of continuing service and support is critical to the objective of developing long-term relationships with clients. On-site installations and technical assistance are also provided as part of the standard support and service package that clients typically purchase for the length of their respective agreements. Various training courses for distributors and clients are also offered.

Engineering, Research and Development

        Lightbridge believes that its future success will depend in part on its ability to continue to enhance its existing product and service offerings and to develop new products and services to allow clients to respond to changing market requirements. Lightbridge's research and development activities consist of both long-term efforts to develop and enhance products and services and short-term projects to make modifications to respond to immediate client needs. In addition to internal research and development efforts, Lightbridge intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. Lightbridge spent approximately $32.3 million, $29.3 million and $24.0 million on engineering, research and development in the years ended December 31, 2001, 2000 and 1999, respectively.

Competition

        The market for products and services to wireless and other communications providers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with those offered by Lightbridge. In addition, many telecommunications carriers are providing, or can provide internally, products and services competitive with those Lightbridge offers. Trends in the telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for telecommunications carriers to provide certain services themselves, could affect demand for Lightbridge's products or services and could make it more difficult for Lightbridge to offer a cost-effective alternative to a telecommunications carrier's own capabilities. In addition, Lightbridge anticipates continued growth in the mobile business services industry and, consequently, the entrance of new competitors in the future.

        Lightbridge believes that the principal competitive factors in the communications provider industry include the ability to identify and respond to carrier, non-carrier and subscriber needs, timeliness, quality and breadth of products and service offerings, price and technical expertise. Lightbridge believes that its ability to compete also depends in part on a number of factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with Lightbridge's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to carrier, non-carrier and subscriber needs.

Government Regulation

        The FCC, under the terms of the Communications Act of 1934, regulates interstate communications and use of the radio spectrum. Although Lightbridge is not required to and does not hold any licenses or other authorizations issued by the FCC, the telecommunications carriers that constitute Lightbridge's clients are regulated at both the federal and state levels. Federal and state regulation may decrease the growth of the telecommunications industry, affect the development of the wireless markets, limit the number of potential clients for Lightbridge's services, impede Lightbridge's ability to offer competitive services to the telecommunications market, or otherwise have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. The Telecommunications Act of 1996, which in large measure deregulated the telecommunications industry, has caused, and is likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants and the introduction of bundled wireless and wireline services. Those changes could in turn subject Lightbridge to increased pricing pressures, decrease the demand for Lightbridge's products and services, increase Lightbridge's cost of doing business or otherwise have a material adverse effect on Lightbridge's business, financial condition, results of operations and cash flows. The telecommunications industry outside the United States is also subject to government regulation, which could have similar effects on Lightbridge's success in increasing its penetration of international markets.

        In addition, privacy legislation including the Gramm-Leach-Bliley Act and regulations thereunder may also affect the nature and extent of the products or services the Company is able to provide to clients as well as the Company's ability to collect, monitor and disseminate information subject to privacy protection.

Proprietary Rights

        Lightbridge's success is dependent upon proprietary technology. Lightbridge has traditionally relied on a combination of copyrights, patents, the law of trademarks, trade secrets and employee and third-party non-disclosure agreements to establish and protect its rights in its software products and proprietary technology. Lightbridge protects the source code versions of its products as trade secrets and as unpublished copyrighted works, and has internal policies and systems designed to limit access to and require the confidential treatment of its trade secrets. Lightbridge provides its software either on an outsourcing basis or under license agreements that grant clients the right to use, but contain various provisions intended to protect Lightbridge's ownership of and the confidentiality of the underlying copyrights and technology. Lightbridge requires its employees and other parties with access to its confidential information to execute agreements prohibiting unauthorized use or disclosure of Lightbridge's technology. In addition, all of Lightbridge's employees are required as a condition of employment to enter into confidentiality agreements with Lightbridge.

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

Employees

        As of January 30, 2002, Lightbridge had a total of 1,066 employees, of which 803 were full-time and 263 were part-time or seasonal. The number of personnel employed by Lightbridge varies seasonally. None of Lightbridge's employees is represented by a labor union, and Lightbridge believes that its employee relations are good.

        The future success of Lightbridge will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, particularly for sales and marketing personnel, software developers and service consultants.

ITEM 1A. RISK FACTORS

If One or More of Our Larger Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Could Suffer Significantly.

        Our revenues are concentrated among a few major clients. Our 10 largest clients accounted for approximately 79%, 75% and 65% of our total revenues in 2001, 2000, and 1999, respectively. During 2001, 2000, and 1999 three of our clients accounted for more than 10% of our total revenues. These greater-than-10% clients represented a total of 58%, 59% and 47% of our total revenues in those years, respectively. In particular, Sprint Spectrum L.P. accounted for 22%, 19% and 19% of our total revenues in 2001, 2000 and 1999, respectively, and AT&T Wireless Services, Inc. accounted for 20%, 16% and 10% of our total revenues in 2001, 2000 and 1999, respectively. In addition, the PrePay billing system is sold primarily through a distribution agreement with Ericsson. Ericsson accounted for 16%, 24% and 18% of our total revenues in 2001, 2000 and 1999, respectively and substantially all of our revenue derived from the PrePay billing system in those years.

        We expect that most of our revenues will continue to come from a relatively small number of clients for the foreseeable future although the companies that comprise our largest clients in any given quarter may change from quarter to quarter. Consequently, our revenues and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. The loss of any one or more clients or a change in the particular type, quantity or combination of products or services purchased by any one or more clients could cause sales to fall below expectations and materially reduce our revenues, net income and margins. Because we derive almost all of our revenues from telecommunications carriers, if the demand for the products and services provided by these carriers continues to decline, sales of our products and services may decline and adversely affect our revenue.

Our Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase.

        Our client contracts generally extend for terms of between one and five years. To the extent these contracts contain minimum purchase or payment requirements, these minimums are typically at levels significantly below actual or historical purchase or payment levels. Therefore, our current clients may not continue to utilize our products or services at levels similar to previous years or at all, and may not generate significant revenues in future periods. If any of our major clients terminates or significantly reduces or changes the combination of products or services it purchases from us for any reason, our business could be seriously damaged. Our business could also be harmed if we are unable to collect, or experience delays in collecting, payments from any of our major clients.

Our Revenues Are Concentrated in the Wireless Telecommunications Industry.

        We derive almost all of our revenues from companies in the wireless telecommunications industry. While we are seeking to expand our client base to other types of communications providers, both domestically and internationally, we expect that telecommunications companies will continue to account for a substantial majority of our revenues for the foreseeable future. Although the wireless industry has experienced significant growth in recent years, we believe that the growth rate of the domestic wireless industry has begun to slow as the industry matures. As a result, our success depends on a number of factors:

  •
  continued demand for our products and services by domestic companies in the wireless telecommunications industry;

  •
  the number of carriers seeking to implement prepaid billing services;

  •
  continued growth of the domestic wireless telecommunications markets;

  •
  our ability to develop and market new products and services to new and existing clients or for new markets;

  •
  our ability to increase sales of our products and services internationally; and

  •
  our ability to increase sales of our products and services to other new types of clients or in new markets.

        Recently some of our clients have completed or announced mergers with other of our clients. We currently are unable to predict the effect, if any, that these consolidations will have on the nature and quantity of products and services we provide to these clients.

The Success of Our Growth Strategy Is Dependent on Our Ability to Expand into New Markets.

        We seek to expand our reach into the wireless data market and mobile business market, such as the Internet. As a result, our success depends on a number of factors, including, without limitation:

  •
  growth in the wireless data and mobile business markets;

  •
  our ability to provide products and services to address the needs of those markets; and

  •
  competition in those markets.

Our Success Is Dependent in Part on PrePay, Which May Not Achieve Market Acceptance.

        In 2001, PrePay, our prepaid metered billing solution, did not produce the revenues that we anticipated. We continue to anticipate that PrePay will account for a significant amount of our revenues in 2002. As a result, our future operating results will depend to a significant extent on the demand for and market acceptance of PrePay. To date, only a small number of wireless carriers have deployed PrePay, and the rate of adoption of the PrePay system will need to increase significantly in order to achieve our revenue targets.

        Currently our PrePay solution has only been commercially deployed on networks which use Ericsson switching equipment and only carriers that have deployed Ericsson's infrastructure equipment are potential customers for PrePay. In order to expand our potential customer base, in 2001, we introduced our PrePay Open product making PrePay compatible with other infrastructure equipment; however, this product has only been used under testing arrangements and has not yet gained market acceptance. Furthermore, although Prepay Open supports several air interfaces including CDMA, TDMA and AMPS, it does not support GSM which is widely used in certain areas of the world.

        Our PrePay product has been sold commercially only by Ericsson. Ericsson, from time to time, may evaluate and seek to distribute or acquire alternative vendors' prepaid product offerings. Any change in the terms of Ericsson's partnership or Ericsson's desire to discontinue our relationship would drastically affect sales of PrePay. Although our own sales force sells PrePay Open, it may not yet generate significant PrePay Open sales and PrePay Open may never gain market acceptance. We cannot assure you that the sale or adoption of the PrePay system will increase or that PrePay Open will gain market acceptance. If PrePay does not gain market acceptance our future operating results would be adversely affected.

We Expect Our Revenues from PhonePrint to Cease.

        PhonePrint is a cloning fraud prevention system. A relatively small number of carriers that operate analog networks constitute the potential clients for PhonePrint. Substantially all of the carriers that operate analog networks have, to varying degrees, already implemented cloning fraud solutions. We believe there will be very limited or no demand for PhonePrint systems in the future. As a result of the drastically limited demand for PhonePrint systems and our decision to no longer actively sell or market the systems, we do not expect any significant revenue from the product in the future.

If We Do Not Continue to Enhance Our Existing Products and Services, and Develop or Acquire New Ones, We Will Not Be Able to Compete Effectively in Our Industry.

        The communications industry has been changing rapidly as a result of increasing competition, technological advances and evolving industry practices and standards, and we expect these changes will continue. Carriers in the telecommunications market have also been changing quickly, as the result of consolidation among existing carriers and the rapid entrance of new carriers into the market. In order to remain competitive and successfully address the evolving needs of our clients, we must commit a significant portion of our resources to:

  •
  identify and anticipate emerging technological and market trends, including the wireless data and mobile business markets;

  •
  enhance our current products and services, including the incorporation of CSI's predictive modeling technology in certain of our products and services;

  •
  develop or acquire new products and services that address changing client needs, business practices and technical requirements, including services to allow companies to authenticate the identity of consumers engaged in secure mobile and on-line transactions and products and services for the wireless data and mobile business markets;

  •
  integrate our current and future products; and

  •
  create and maintain interfaces to changing client and third party systems.

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

If We Are Unable to Acquire Complementary Businesses, Our Future Growth Will Be Limited.

        A key element of our growth strategy is to acquire businesses, technologies or products that expand and complement our business. We believe acquisitions are necessary for us to continue to grow at a desirable rate, and we will continue to evaluate possible acquisition opportunities in the future. Even if we are able to identify suitable companies or businesses to buy, we may not be able to purchase any of these companies at favorable prices, or at all, because of any number of reasons. If we are unable to make acquisitions, we may not be able to meet or exceed our historical levels of growth and earnings.

We Have Made and May Continue to Make Acquisitions, Which Involves Risks.

        We acquired Coral Systems, Inc. in November of 1997, Corsair in February of 2001 and the assets of Altawave in February 2002. Although we have no current arrangements to make additional acquisitions in the future, we may do so if we identify companies, technologies or assets that appear to complement our business. Acquisitions involve risks that could cause our actual growth to differ from our expectations. For example:

  •
  In future acquisitions, we may issue equity securities that could be dilutive to our shareholders or we may use our cash which may have an adverse effect on our liquidity. In those acquisitions, we also may incur additional debt and amortization expense related to intangible assets. This additional debt, amortization expense and potential impairment of any purchased goodwill may materially and adversely affect our business and operating results. In addition, we may assume certain contingent liabilities that may be difficult to estimate.

  •
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

  •
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

Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.

        PrePay is currently marketed primarily through a distribution agreement with Ericsson, and sold commercially only by Ericsson. We may not be able to renew our distribution agreement with Ericsson which expires in September 2003 for any number of reasons. We intend to continue to market and distribute PrePay and our other products through existing and other relationships. We also intend to enter into additional distributor and sales and marketing agreements for sales of these and other products both in and outside of the United States. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Failure by our existing and future distributors or other sales and marketing partners to generate significant revenues or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition.

        In addition, distributors and other sales and marketing partners may become our competitors with respect to PrePay or any future product either by developing a competitive product themselves or by distributing a competitive offering. For example, Ericsson may evaluate and seek to distribute or acquire alternative vendors' prepaid products that compete with PrePay. Competition from existing and future distributors or other sales and marketing partners could significantly harm sales of our products.

Our Quarterly Operating Results May Fluctuate.

        Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically. Our common stock price could also fall dramatically if investors or public market analysts reduce their estimates of our future quarterly operating results, whether as a result of information we disclose, industry, market or economic trends or other factors.

        Our revenues are difficult to forecast for a number of reasons:

  •
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

  •
  The sales process for our products and services is lengthy, sometimes exceeding eighteen months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders, particularly orders for software, which typically result in a substantial amount of non-recurring revenue, could cause our quarterly revenues to fall substantially below expectations.

  •
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

  •
  Our consulting services revenues can fluctuate based on the timing of projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues accurately more than a few months in advance.

  •
  We are in the process of developing a number of new products and services. If we do not complete our development efforts on schedule, or if we are not able to market our new products and services successfully, our revenues could fall substantially below expectations.

  •
  Our contracts typically do not require our clients to purchase our products or services at their actual or historical levels.

  •
  Adverse industry, market or economic conditions may negatively impact our clients' decisions to acquire our products and services.

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

  •
  the imposition of financial and operational controls and regulatory restrictions by foreign governments;

  •
  the need to comply with a wide variety of complex U.S. and foreign import and export laws and treaties;

  •
  political and economic instability which may lead to reduced demand for our products and services;

  •
  changes in tariffs, taxes and other barriers that may reduce our ability to sell our solutions or may reduce the profitability of those solutions;

  •
  longer payment cycles and increased difficulties in collecting accounts receivable;

  •
  fluctuations in interest and currency exchange rates, which may reduce our earnings if we denominate arrangements with international clients in the currency of the country in which our products or services are provided, or with respect to arrangements with international clients that are U.S. dollar-denominated, which may make our systems less price-competitive;

  •
  changes in technology standards, such as interfaces between products, that are developed by European or other foreign groups and may require additional development efforts on our part or change the buying behavior of some of our clients;

  •
  reduced protection for intellectual property rights in some countries;

  •
  difficulties in managing a global network of distributors or representatives and in staffing and managing foreign subsidiary operations;

  •
  costs and risks of localizing systems in foreign countries;

  •
  additional complications and expenses related to supporting products internationally; and

  •
  the possibility that our purchase agreements may be governed by foreign laws that differ significantly from U.S. laws, which may limit our ability to enforce our rights under these agreements.

We Face Significant Competition for a Limited Supply of Qualified Software Engineers and Consultants.

        Our business depends on the services of skilled software engineers who can develop, maintain and enhance our products and consultants who can undertake complex client projects. In general, only highly qualified, highly educated personnel have the training and skills necessary to perform these tasks successfully. In order to maintain the competitiveness of our products and to meet client requirements, we need to attract, motivate and retain a significant number of software engineers and consultants. Qualified personnel such as these are in short supply and we face significant competition for these employees, from not only our competitors but also clients and other enterprises. Other employers may offer software engineers and consultants significantly greater compensation and benefits or more attractive career paths than we are able to offer. Any failure on our part to hire, train and retain a sufficient number of qualified personnel would seriously damage our business.

Our Future Success Depends on the Continued Services of Key Executive Officers.

        Our future success will depend to a significant degree on the skills, experience and efforts of our executive officers, particularly Pamela D.A. Reeve, Chief Executive Officer. We do not have any employment contracts requiring Ms. Reeve or any of our other executive officers to continue their employment for any period of time, and we do not maintain key-person life insurance on any of our executive officers other than Ms. Reeve. If we lose the services of one or more of these persons, we may be unable to successfully manage our current business or implement our planned business objectives and our future operations may be adversely affected.

We Face Competition from a Broad and Increasing Range of Vendors.

        The market for products and services provided to communications providers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in the mobile business services industry, which will result in the entrance of new competitors in the future. We face potential competition from several primary sources:

  •
  software vendors that provide one or more customer acquisition, customer relationship management and retention or risk management solutions, including GTE Corporation's TSI division, HNC Software, Inc., Magnum Software Systems, Inc. and SLP Infoware;

  •
  telecommunications equipment vendors that market software-based solutions to complement their hardware offerings, such as Compaq Computer Corporation ("Compaq"), Ericsson and Northern Telecom Limited;

  •
  service providers that offer customer acquisition, customer relationship management and retention, risk management services in connection with other services, including Experion, Equifax, RiskWise, L.L.C., Trans Union, L.L.C., Schlumberger Sema plc and Amdocs LTD;

  •
  information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

  •
  information technology vendors that offer wireless and internet software applications such as Oracle Corporation, Microsoft Corporation and International Business Machine Corporation;

  •
  consulting firms or systems integrators that may offer competitive services or the ability to develop customized solutions for customer acquisition and qualification, customer relationship management and retention or risk management, such as AMS, Inc., Accenture LTD, KPMG Consulting, Inc., PeopleSoft, Inc., Siebel Systems, Inc., Cap Gemini Ernst & Young and Deloitte & Touche LLP;

  •
  software vendors of prepaid wireless billing products, including GTE Telecommunications Services, Inc., Boston Communications Group, Inc., Brite Voice Systems, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., National Telemanagement Corporation, Telemac Cellular Corporation, HNC Software, Inc., ORGA Kartensysteme GmbH, Schlumberger Sema plc, Logica plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Compaq (Tandem Division), Northern Telecom Limited, Telcordia Technologies, Inc. and Sixbell;

  •
  a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as GTE Telecommunications Services, Authentix Network Inc. and HNC Software, Inc.; and

  •
  vendors that provide products and services in the wireless data market, such as Bridgewater Systems Corporation, OracleMobile, a division of Oracle Corporation, 4th Pass, Inc., Otelnet Inc., Seven Networks, Inc. and Openwave Systems Inc.

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

        We provide transaction services and support services using complex computer and telecommunications systems. Our business could be significantly harmed if these systems fail or suffer damage from fire, natural disaster, power loss, telecommunications failure or similar events. Most of our computer and telecommunications equipment is located at our sites in Burlington and Waltham, Massachusetts, and, as a result, may be vulnerable to a natural disaster. In addition, the growth of our client base, a significant increase in transaction volume or an expansion of our facilities may strain the capacity of our computers and telecommunications systems and lead to degradations in performance or system failure. Many of our agreements with carriers contain level of service commitments, which we might be unable to fulfill in the event of a natural disaster or a major system failure. Our property and business interruption insurance might not be adequate to compensate us for any losses that may occur in the event of a natural disaster or system failure. It is also possible that such insurance might cease to be available to us on commercially reasonable terms, or at all.

        In addition to our own systems, we rely on certain equipment, software, systems and services from third parties that are also subject to risks, including risks of system failure or inadequacy.

Our Reliance on Certain Suppliers and Vendors Could Adversely Affect Our Ability to Provide Our Services and Products to Our Clients on a Timely and Cost-Efficient Basis.

        We rely to a substantial extent on third parties to provide some of our equipment, software, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. Our reliance on outside vendors subjects us to risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. For example, in order to provide our credit verification service, we need access to third-party credit information databases provided to us by outside vendors. Similarly, delivery of our activation services often requires the availability and performance of third-party billing systems which are also supplied by outside vendors. If for any reason, we were unable to access these databases or billing systems, our ability to process credit verification transactions could be impaired.

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

Our Software May Contain Defects.

        The software we develop and use in providing our products and services may contain errors. Although we test software extensively before it is used to provide services to clients, we cannot be certain that errors will not be found in software after we put it into use. Any such error may harm our business in several ways, including the following:

  •
  we may suffer a loss of revenue if we are unable to provide products or services to our clients;

  •
  we may not be paid for the products or services provided to a client or we may be liable for damages sustained by a client as a result of such errors;

  •
  we may incur additional unexpected expenses to fund further product development or to add programming personnel to complete a development project; and

  •
  our clients may terminate their agreements with us.

Our Success Depends in Part on Our Ability to Obtain Patents for, or Otherwise Protect, Our Proprietary Technologies.

        We rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. Much of our know-how and other proprietary technology is not covered by patent or similar protection, and in many cases cannot be so protected. If we cannot obtain patent or other protection for our proprietary software and other proprietary intellectual property rights, other companies could more easily enter our markets and compete successfully against us.

        We have a limited number of patents in the U.S. and abroad, and have pending applications for additional patents, but we cannot be certain that:

  •
  any additional patents will be issued on those applications;

  •
  any of our patents now or hereafter acquired will protect our business or technology against competitors that develop similar technology or products or provide us with a competitive advantage; or

  •
  others will not claim rights in our patents or our proprietary technologies.

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

  •
  decreasing the rate of growth of the wireless industry or other segments of the telecommunications market;

  •
  affecting the development of emerging telecommunications markets;

  •
  limiting the number of potential clients for our products and services;

  •
  introducing new requirements that would force us to modify our products or services; or

  •
  increasing competition in the industry, which could subject us to increased pricing pressures.

        In making credit evaluations of consumers, performing fraud screening or user authentication, our clients are subject to detailed state and federal requirements, including the Fair Credit Reporting Act, the Equal Credit Opportunity Act and the Gramm-Leach-Bliley Act and the regulations thereunder. Although most of our products and services, other than our ProFile product, are not directly subject to these requirements, we must take these requirements into account in order to meet our clients' needs. If we fail to reflect these requirements in a timely or accurate manner, we could incur liability or suffer a loss of business. Legislation affecting the telecommunications industry may cause changes in the wireless telecommunications industry, including the entrance of new competitors and industry consolidation, which could in turn increase pricing pressures on us, decrease demand for our products, increase our cost of doing business or otherwise have a material adverse effect on our business, operating results and financial condition. Privacy legislation may also affect the nature and extent of the products or services that we are able to provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection.

Our Business Could Require Additional Financing.

        It is possible that we will not maintain profitability on either a quarterly or an annual basis in the future or that we will need to raise funds through public or private financings. Further expansion of our business, including the acquisition of additional computer and network equipment, the development or acquisition of new or enhanced products and services and the international expansion of our business will require us to make significant capital expenditures. If our available cash resources prove to be insufficient, because of unanticipated expenses, revenue shortfalls or otherwise, we may need to seek additional financing or curtail our expansion activities. If we obtain equity financing or finance an acquisition with equity securities, our existing stockholders may experience dilution in their investments. It is possible that, if we need additional financing, we will not be able to obtain it on acceptable terms, or at all.

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

ITEM 2. PROPERTIES

        In March 1997, the Company entered into a seven-year lease for approximately 46,000 square feet in Burlington, Massachusetts, where its headquarters are located. This lease was amended in October 1997, July 1999 and March 2000 to include an additional 11,000, 8,000 and 11,000 square feet, respectively, at the same location. This lease, as amended, for the Burlington facility expires in 2005. A majority of the Company's TeleServices group is located in a 16,000-square foot facility leased through September 2003, in Waltham, Massachusetts. In November of 2000, the Company entered into a five-year lease for approximately 4,000 square feet in Waltham, Massachusetts. This space is occupied by one of Lightbridge's two data centers. In August 2000, the Company entered into a five-year lease for approximately 29,000 square feet in Lynn, Massachusetts. This space is occupied by a portion of Lightbridge's TeleServices group. In addition, Lightbridge's Colorado operations are located in a 30,000 square foot leased facility in Broomfield, Colorado. The lease on the Broomfield premises will expire in 2003. In October 1999, the Company entered into a five year lease for approximately 16,000 square feet of additional space in Broomfield, Colorado. This additional space is occupied by a portion of the TeleServices Group located in Colorado. In March 2002, the Company entered into a three-year lease for approximately 10,000 square feet of space in Fremont, California. This space is occupied by the employees it hired in connection with the Altawave acquisition.

        Lightbridge also maintains offices in Palo Alto, California. This leased facility, totaling approximately 55,000 square feet, contains the principal administrative, assembly, manufacturing, marketing and sales facilities related to the Corsair business. The lease on this facility expires on May 31, 2002 and will not be renewed in accordance with the Company's restructuring plans. In April 2001, the Company entered into a six-year lease for approximately 21,000 square feet in Irvine, California.

ITEM 3. LEGAL PROCEEDINGS

        Lightbridge is not a defendant in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Shares of the Company's Common Stock, $.01 par value per share, are quoted on The Nasdaq Stock Market under the symbol "LTBG." The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of the Common Stock on the National Market System, as reported in published financial sources:

	High	Low
2001
First Quarter	$16.56	$9.06
Second Quarter	$19.40	$8.50
Third Quarter	$15.09	$8.92
Fourth Quarter	$13.95	$8.61
2000
First Quarter	$28.81	$16.69
Second Quarter	$24.50	$15.25
Third Quarter	$27.50	$9.00
Fourth Quarter	$17.06	$7.56

        As of March 15, 2002, there were 183 holders of record of common stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

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

	Years Ended Dec. 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$176,616	$186,644	$155,923	$128,569	$101,405
Cost of revenues	80,811	81,732	67,190	59,669	56,294

Gross profit	95,805	104,912	88,733	68,900	45,111

Operating expenses:
Development costs	32,259	29,256	23,971	27,885	18,597
Sales and marketing	20,460	22,159	20,903	23,632	17,452
General and administrative	19,517	17,955	17,483	16,991	14,164
Amortization of goodwill and acquired workforce	—	502	1,342	2,982	497
Purchased in-process research and development	—	—	—	—	4,000
Intangible asset impairment	—	—	—	7,385	—
Merger related costs	5,999	—	—	4,191	—
Restructuring costs	4,000	—	856	—	—

Total operating expenses	82,235	69,872	64,555	83,066	54,710

Income (loss) from operations	13,570	35,040	24,178	(14,166)	(9,599)
Other income (expense)(1)	4,233	5,446	874	3,142	2,140

Income (loss) before income taxes	17,803	40,486	25,052	(11,024)	(7,459)
Provision for income taxes	3,848	9,974	6,066	2,513	900

Net income (loss) before extraordinary item	13,955	30,512	18,986	(13,537)	(8,359)
Loss on debt extinguishment, net	—	—	—	(226)	(428)

Net income (loss) available for common stock	$13,955	$30,512	$18,986	$(13,763)	$(8,787)

Basic earnings (loss) per common share	$0.50	$1.12	$0.71	$(0.51)	$(0.40)

Diluted earnings (loss) per common share	$0.48	$1.04	$0.66	$(0.51)	$(0.40)

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$118,570	$98,743	$88,427	$55,010	$78,669
Working capital	$127,129	$109,672	$88,076	$69,943	$72,507
Total assets	$188,882	$187,680	$152,540	$129,337	$151,104
Long-term obligations, less current portion	$667	$963	$1,772	$2,805	$5,385
Stockholders' equity	$161,522	$144,986	$113,907	$96,561	$108,091

(1)
Consists principally of interest income. Includes a gain of $415 on the sale of an investment, and a loss of $2,176 on the sale of assets in the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

        Lightbridge's discussion and analysis of its financial condition and results of operations are based upon Lightbridge's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note that preparation of this Annual Report on Form 10-K requires Lightbridge to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and the reported amounts of revenue and expenses during the reporting period. Lightbridge bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates.

        Lightbridge has identified the policies below as critical to its business operations and the understanding of its results of operations.

        Revenue recognition.    Lightbridge's revenue recognition policy is significant because revenue is a key component affecting its operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and bonuses. Lightbridge follows very specific and detailed guidelines in measuring revenue; however, certain judgments relating to the elements required for revenue recognition affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue, change in judgments concerning recognition of revenue, change in mix, amount of international sales, or delay recognizing revenue could cause operating results to vary significantly from quarter to quarter.

        Allowance for doubtful accounts.    Lightbridge must also make estimates of the uncollectability of its accounts receivables. An increase in the allowance for doubtful accounts is recorded when the prospect of collecting a specific account receivable becomes doubtful. Lightbridge specifically analyzes accounts receivable and analyzes historical bad debts, customer creditworthiness, current domestic and international economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, or if Lightbridge's estimates of uncollectibility prove to be inaccurate, additional allowances may be required.

        Income taxes.    Lightbridge's income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Lightbridge follows very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provides any necessary valuation allowances as required. If Lightbridge were unable to realize all or part of its net deferred tax asset in the future an adjustment to the deferred tax asset would be charged to income in the period that such determination was made.

Overview

        Lightbridge develops, markets and supports a network of products and services for communication providers that supports the customer lifecycle including customer acquisition, customer relationship management, risk management, prepay and replenishment, and wireless data management.

        During the five year period from 1997 through 2001 Lightbridge's total revenues increased by 74.2% to $176.6 million from $101.4 million in 1997. This revenue increase was driven primarily by increases in volume of wireless customer qualification and activation transactions processed for wireless carrier clients and in the utilization of the Company's products and services by carriers. A majority of the Company's revenues historically have been derived from clients located in the United States. The Company's revenues consist of transaction revenues, software licensing and maintenance, consulting revenues and hardware revenues. Transaction revenues account for a majority of the Company's revenues. Consulting and services revenues have increased during recent periods, primarily as a result of increased consulting business associated with linking wireless carrier legacy and third-party systems to the Company's systems. Software licensing and consulting and services revenues were an aggregate of 37.5%, 40.1% and 38.9% of total revenues in 2001, 2000 and 1999, respectively. There can be no assurance that the Company's software products or its consulting services will achieve market acceptance or that the mix of the Company's revenues will remain constant.

        Lightbridge's transaction services revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers. Over time, the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing call center services. The Company is also planning to offer services to authenticate the identity of users engaged in on-line transactions. These services are provided pursuant to contracts with carriers and others, which specify the services to be utilized, and the markets to be served. The Company's clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers and others utilizing the Company's services in attracting subscribers and the markets served by the Company's clients. Transaction services revenues are recognized in the period in which the services are performed.

        The Company's software licensing revenues consist of revenues attributable to the licensing of the Company's CRM, Risk Management, Prepay and Wireless Data Management software. Lightbridge's CRM products are designed to assist customers in interfacing with the Company's transaction processing systems as well as to perform other point-of-sale and channel functionality. The Company's Risk Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. The Company's PrePay system allows carriers to market prepaid wireless services to customers. The Company's Wireless Data Management solutions allow wireless carriers a platform for the development and management of data contents and applications. While the Company's software products are licensed as packaged software products, each of these products generally requires insignificant customization and integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement.

        The Company's consulting and services revenues historically have been derived principally from providing consulting for customer acquisition and retention. Lightbridge Consulting Services provides Solution Development and Deployment consulting and Business Advisory Services in the areas of customer acquisition, authentication, retention and risk management. Revenues from consulting services are generally recognized as the services are performed, using the percentage-of-completion method, measured by labor hours.

        The Company's hardware revenues historically have been derived in connection with sales of its PhonePrint and PrePay products. Revenue from hardware is recognized upon shipment, unless testing integration or other services are required, in which case it is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software is deferred until the software revenue is recognized. The Company does not expect hardware revenues to be a significant component of revenue in the future.

        In 2001, the rate of subscriber growth in the wireless telecommunications industry declined and capital spending in the industry also experienced a slowdown and decline. The Company believes, based in part on reports of wireless telecommunications industry analysts, that the rate of subscriber growth will continue to slow in upcoming years and that the rate of subscriber churn will remain fairly constant. Lightbridge also expects that the capital spending slowdown and decline in the telecommunications industry will continue in 2002. In order to add to its business, the Company seeks to expand its reach into the wireless data and mobile business markets.

        On February 7, 2001 Lightbridge completed its merger with Corsair. In connection with the merger, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders, who received 0.5978 of a share of Lightbridge common stock in exchange for each share of Corsair common stock held. In addition, the Company assumed the obligation to issue, upon exercise of outstanding Corsair options, approximately 1,587,094 shares of common stock. In connection with the merger, the Company recorded a charge in the quarter ended March 31, 2001, of approximately $6.0 million, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million.

        In November of 2001, the Company announced that it was streamlining operations by closing its Palo Alto facility and consolidating research and development activities in its Irvine, California and Broomfield, Colorado locations. All other Palo Alto operations, including finance, support services, and sales and marketing are being merged with functions in Irvine or Burlington, Massachusetts.

        On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. ("Altawave"), a provider of wireless data management solutions.

        During fiscal 2001, 2000 and 1999, three of the Company's clients accounted for more than 10% of the Company's total revenues. Revenues from the three clients in 2001 represented 22%, 20% and 16% of total revenues. Revenues from the three clients in 2000 represented 19%, 16% and 24% of total revenues. Revenues from the three clients in fiscal 1999 represented 19%, 10% and 18% of total revenues. A loss of one or more of these major clients, a decrease in orders by one or more of these clients or a change in the combination of services purchased by one or more these clients could adversely affect Lightbridge's revenues, net income and margins.

Results of Operations

        The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Years Ended December 31,
	2001	2000	1999
Revenues:
Transaction	58.9%	50.7%	40.6%
Software licensing	14.0	18.9	17.8
Consulting and services	23.5	21.2	21.1
Hardware	3.6	9.2	20.5

	100.0	100.0	100.0

Cost of revenues:
Transaction	31.5	26.4	19.4
Software licensing	1.4	1.0	1.9
Consulting and services	10.4	9.7	10.8
Hardware	2.5	6.7	11.0

	45.8	43.8	43.1

Gross profit	54.2	56.2	56.9

Operating expenses:
Development costs	18.2	15.6	15.4
Sales and marketing	11.6	11.9	13.4
General and administrative	11.0	9.9	12.1
Merger related costs	3.4	—	—
Restructuring costs	2.3	—	0.5

Total operating expenses	46.5	37.4	41.4

Income from operations	7.7	18.8	15.5

Other income (expense), net	2.4	2.9	0.6

Income before income taxes	10.1	21.7	16.1
Provision for income taxes	2.2	5.4	3.9

Net income	7.9%	16.3%	12.2%

  Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

        Revenues.    Revenues decreased by 5.4% to $176.6 million in the year ended December 31, 2001 from $186.6 million in the year ended December 31, 2000.

        Transaction revenues increased by 9.8% to $104.0 million in the year ended December 31, 2001 from $94.7 million in the year ended December 31, 2000, and also increased as a percentage of total revenues to 58.9% from 50.7%. The increase in transaction revenues for the year ended December 31, 2001 was primarily due to the increased volume of qualification and activation transactions processed for carrier clients and an increase in special program efforts through Lightbridge's TeleServices Call Center. Lightbridge believes that its transaction revenues also benefited from client promotional activities generally attributable to the current competitive market for wireless services.

        The Company's transaction revenues will continue to reflect in large part the industry's rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will continue to slow in upcoming years and that the rate of subscriber churn will continue to remain fairly constant. Lightbridge also believes that it may experience decreases in the demand for its TeleServices business and changes in the combination of services acquired by clients that could negatively impact transaction revenues in 2002.

        Software licensing revenues decreased to $24.8 million in the year ended December 31, 2001 from $35.3 million in the year ended December 31, 2000, and also decreased as a percentage of total revenues to 14.0% from 18.9%. The decrease in software licensing revenues for the year ended December 31, 2001 was due to a capital spending slowdown and decline in the telecommunications industry which extended to Lightbridge's traditional analytical software products in risk management and retail management as well as the Company's PrePay software product. The Company expects that the capital spending slowdown and decline in the telecommunications industry will continue in 2002.

        Consulting services revenues increased by 4.9% to $41.5 million in the year ended December 31, 2001 from $39.5 million in the year ended December 31, 2000, and also increased as a percentage of total revenues to 23.5% from 21.2%. The increase in consulting and services revenues for the year ended December 31, 2001 was principally due to increased demand for consulting services, primarily custom software development and systems integration. In addition, the Company's maintenance revenues increased because of an increase in the installed subscriber base.

        Hardware revenues decreased to $6.3 million in the year ended December 31, 2001 from $17.1 million in the year ended December 31, 2000, and also decreased as a percentage of total revenues to 3.6% from 9.2%. The decrease in hardware revenues was due to lower sales of PhonePrint. In addition, the Company's PrePay hardware sales also decreased because Lightbridge's latest version of PrePay software enables carriers to use locally sourced interactive voice response units (IVRs). Finally, hardware sales declined because a number of carriers delayed or cancelled purchase decisions. The Company does not expect hardware revenue to be a significant component of revenue in 2002.

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

        Transaction cost of revenues increased by 12.5% to $55.6 million in the year ended December 31, 2001 from $49.4 million in the year ended December 31, 2000, and also increased as a percentage of total transaction revenues to 53.4% from 52.2%. The increase in transaction cost of revenues for the year ended December 31, 2001 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity particularly for Lightbridge's TeleServices Call Centers. Transaction cost of revenues was also affected by a shift in the mix of services provided to clients during the year ended December 31, 2001. Lightbridge believes that changes in the mix of services provided to clients will continue to affect transaction costs of revenues in 2002.

        Software licensing cost of revenues increased by 35.3% to $2.5 million in the year ended December 31, 2001 from $1.8 million in the year ended December 31, 2000, and also increased as a percentage of total software licensing revenues to 10.0% from 5.2%. The increase in software licensing cost of revenue for the year ended December 31, 2001 resulted principally from an increase in third-party software and costs associated with software installation and configuration. Software licensing cost of revenues as a percentage of total software licensing revenues for the year ended December 31, 2001 also increased as a result of lower total software licensing revenues during the period.

        Consulting and services cost of revenues increased by 1.4% to $18.3 million in the year ended December 31, 2001 from $18.0 million in the year ended December 31, 2000, while decreasing as a percentage of total consulting services revenues to 44.1% from 45.6%. The dollar increase in consulting and services cost of revenues was attributable to the increase in consulting and services business for clients. The decrease in consulting and services cost of revenue as a percentage of consulting and services revenues was due to increased utilization of the consulting resources.

        Hardware cost of revenues decreased by 64.2% to $4.5 million in the year ended December 31, 2001 from $12.5 million in the year ended December 31, 2000 and also decreased as a percentage of total hardware revenues to 70.7% from 72.8%. This decrease was attributable to a decrease in hardware revenues.

        The Company expects fluctuations in gross profit may occur primarily because of a change in the mix of revenue generated from the Company's four revenue components, particularly revenues from software licensing and consulting and services.

        Development Costs.    Development expenses include software development costs consisting primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

        Development expenses increased by 10.3% to $32.3 million in the year ended December 31, 2001 from $29.3 million in the year ended December 31, 2000, and also increased as a percentage of total revenues to 18.2% from 15.6%. The increase in development expenses for the year ended December 31, 2001 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts were the development of an enhanced version of Lightbridge's Risk Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System, development of its Risk Management software product, Fraud Centurion and continued development of its PrePay products. Lightbridge expects to continue to increase the dollar amount of its engineering and development efforts in order to continue enhancing its existing products and services, including its CRM products, Risk Management, PrePay products and services and Wireless Data Management products, as well as to develop new products and services. Development expenses as a percentage of total revenues for the year ended December 31, 2001 also increased as a result of lower total revenues during the period. Lightbridge expects to continue to incur significant development expenses in 2002 by further developing its existing products and services including Hotswap, completing development of its user authentication services and developing new products and services.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

        Sales and marketing expenses decreased by 7.7% to $20.5 million in the year ended December 31, 2001 from $22.2 million in the year ended December 31, 2000, and also decreased as a percentage of total revenue to 11.6% from 11.9%. The decrease for the year ended December 31, 2001, was primarily due to a decrease in headcount as a result of synergies attributable to the Lightbridge merger with Corsair, coupled with a decrease in costs associated with lower revenue levels.

        General and Administrative.    General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services.

        General and administrative expenses increased by 8.7% to $19.5 million in the year ended December 31, 2001 from $18.0 million in the year ended December 31, 2000, and also increased as a percentage of total revenue to 11.0% from 9.9%. The increase for the year ended December 31, 2001 was primarily due to additional staffing levels.

        Other Income, Net.    Other income, net in the year ended December 31, 2001 consisted predominantly of interest income. Other income, net decreased by 22.3% to $4.2 million in the year ended December 31, 2001 from $5.4 million in the year ended December 31, 2000. This decrease was primarily due to a decline in interest rates.

        Provision for Income Taxes.    Lightbridge's estimated effective tax rate was 21.6% (excluding merger-related expenses) and 24.6% for the years ended December 31, 2001 and 2000, respectively. The 2001 tax provision was based upon the estimated annual effective tax rate of 35.0%, offset by a $4.5 million tax benefit principally related to acquired net operating loss carryforwards of Corsair, which are expected to be realized, and the deductible portion of merger costs incurred in connection with the acquisition of Corsair.

        Net Income.    Net income for 2001 was $14.0 million or 7.9% of revenues, and diluted earnings per share was $0.48 for the period as compared to net income in 2000 of $30.5 million or 16.3% of revenues and diluted earnings per share of $1.04. The 2001 decrease in net income from 2000 was primarily due to reduced revenue levels, merger related costs and restructuring costs, and to a lesser extent, higher operating expenses.

  Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

        Revenues.    Revenues increased by 19.7% to $186.6 million in the year ended December 31, 2000 from $155.9 million in the year ended December 31, 1999.

        Transaction revenues increased by 49.5% to $94.7 million in the year ended December 31, 2000 from $63.3 million in the year ended December 31, 1999, and also increased as a percentage of total revenues to 50.7% from 40.6%. The increase in transaction revenues for the year ended December 31, 2000 was primarily due to increased volume of qualification and activation transactions processed for carrier clients, including new clients, and an increase in special program efforts through Lightbridge's TeleServices Call Center.

        Software licensing revenues increased by 26.9% to $35.3 million in the year ended December 31, 2000 from $27.8 million in the year ended December 31, 1999, and also increased as a percentage of total revenues to 18.9% from 17.8%. The increase in software licensing revenues for the year ended December 31, 2000 was principally a result of the increase in revenues attributable to Lightbridge's PrePay product.

        Consulting and services revenues increased by 20.4% to $39.5 million in the year ended December 31, 2000 from $32.8 million in the year ended December 31, 1999, and also increased as a percentage of total revenues to 21.2% from 21.1%. The increase in consulting services revenues for the year ended December 31, 2000 was principally due to increased demand for the consulting services, principally custom software development and systems integration offered by the Company. In addition, the Company's service revenues increased because of the increase in PrePay installations and the corresponding consulting and maintenance work.

        Hardware revenues decreased by 46.4% to $17.1 million in the year ended December 31, 2001 from $32.0 million in the year ended December 31, 2000, and also decreased as a percentage of total revenues to 9.2% from 20.5%. The decrease in hardware revenues was due to lower sales of PhonePrint.

        Cost of Revenues.    Transaction cost of revenues increased by 63.2% to $49.4 million in the year ended December 31, 2000 from $30.3 million in the year ended December 31, 1999, and also increased as a percentage of total transaction revenues to 52.2% from 47.8%. The increase in transaction cost of revenues for the year ended December 31, 2000 resulted principally from increases in transaction volume and costs attributable to expansion of the Company's staff and systems capacity. The increase in transaction cost of revenues as a percentage of total transaction revenues for the year ended December 31, 2000 principally resulted from costs attributable to expansion of Lightbridge's staff and systems capacity, particularly for Lightbridge's TeleServices Call Centers. Transaction cost of revenues was also affected by an increase in the level of temporary labor used and a shift in the mix of services provided during the year ended December 31, 2000.

        Software licensing cost of revenues decreased by 39.5% to $1.8 million in the year ended December 31, 2000 from $3.0 million in the year ended December 31, 1999, and also decreased as a percentage of total software licensing revenues to 5.2% from 10.9%. The dollar decrease in software licensing cost of revenues principally resulted from a decrease in amortization expense of acquired technology. The decrease of software licensing cost as a percentage of total software licensing revenues for the year ended December 31, 2000 was primarily due to an increase in PrePay license revenue.

        Consulting and services cost of revenues increased by 7.5% to $18.0 million in the year ended December 31, 2000 from $16.8 million in the year ended December 31, 1999, while decreasing as a percentage of total consulting services revenues to 45.6% from 51.1%. The dollar increase in consulting services cost of revenues was attributable primarily to the increase in consulting staff due to the expansion of the consulting services group. The decrease in consulting and services cost of revenues as a percentage of total consulting and services revenues for the year ended December 31, 2000 was principally due to the higher utilization of consulting resources as compared to the prior year.

        Development Costs.    Development expenses increased by 22.0% to $29.3 million in the year ended December 31, 2000 from $24.0 million in the year ended December 31, 1999, and also increased as a percentage of total revenues to 15.6% from 15.4%. The dollar increase in development costs for the year ended December 31, 2000 resulted primarily from the addition of engineering personnel necessary to support Lightbridge's product development plans. Included in these development efforts were the development of an enhanced version of Lightbridge's Risk Management software product, FraudBuster, the continued enhancement of its PrePay product, Customer Acquisition System and Retail Management System and development of its Risk Management software products, Alias and @Risk.

        Sales and Marketing.    Sales and marketing expenses increased by 6.0% to $22.2 million in the year ended December 31, 2000 from $20.9 million in the year ended December 31, 1999, while decreasing as a percentage of total revenue to 11.9% from 13.4%. The dollar increase in sales and marketing expenses for the year ended December 31, 2000 was due to the continued investment in sales and marketing efforts, both domestically and internationally, in order to increase penetration of existing accounts and to add new clients and markets. The decrease in sales and marketing expenses as a percentage of total revenues was due to increased revenues.

        General and Administrative.    General and administrative expenses decreased slightly by 2.7% to $18.0 million in the year ended December 31, 2000 from $17.5 million in the year ended December 31, 1999, while decreasing as a percentage of total revenue to 9.9% from 12.1%.

        Amortization of Goodwill and Acquired Workforce.    Amortization of goodwill and acquired workforce consists of amortization expense of certain acquired intangible assets from the acquisition of Coral in 1997.

        Amortization of goodwill and acquired workforce expense decreased by 62.6% to $0.5 million in the year ended December 31, 2000 from $1.3 million in the year ended December 31, 1999 and also decreased as a percentage of total revenues to 0.3% from 0.9%. The decrease was due to the write-off, during the fourth quarter of 1999, of the remainder of the net goodwill balance and a portion of the acquired workforce asset to reflect the return of a portion of the shares escrowed at the time of the Coral acquisition in November 1997 in settlement of claims made by Lightbridge.

        Other Income, Net.    Other income, net in the year ended December 31, 2000 consisted predominantly of interest income and interest expense. Other income, net increased by 523.1% to $5.4 million in the year ended December 31, 2000 from $0.9 million in the year ended December 31, 1999. This increase was primarily due to a $2.8 million increase in interest income as a result of higher average cash balances during the year ended December 31, 2000. In addition, the Company recorded a loss on sale of assets of approximately $2.2 million in the year ended December 31, 1999.

        Provision for Income Taxes.    The Company's effective tax rate was 24.6% and 24.2% for the years ended December 31, 2000 and 1999, respectively.

        Net Income.    Net income for 2000 was $30.5 million or 16.3% of revenues, and diluted earnings per share was $1.04 for the period as compared to net income in 1999 of $19.0 million or 12.2% of revenues and diluted earnings per share of $0.71. The 2000 increase in net income from 1999 was primarily due to a 19.7% increase in revenue and an increase in interest income, partially offset by an increase in operating expenses. Net income in 1999 also included a $2.2 million loss from the sale of assets which was included in non-operating expenses.

Liquidity and Capital Resources

        In August 2001, the Company elected to forego annual renewal of a $15.0 million unsecured working capital line of credit with a bank because the Company believed it had sufficient cash and short term investments to meet its then current operating needs. At the date of expiration, there were no borrowings outstanding under the working capital line of credit. At December 31, 2001, the Company had an outstanding letter of credit in the amount of $1.0 million, which expires in May 2002.

        The Company's capital expenditures at December 31, 2001 and 2000 were $12.0 million and $19.2 million, respectively. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company's services delivery infrastructure and computer equipment for development activities. In addition, during the year ended December 31, 2000 capital expenditures included construction of a third call center and new space buildouts. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2006.

        The Company's primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company's future minimum payments due under operating leases and the amount of the Company's commitment per period under a letter of credit are as follows:

	Total	2002	2003	2004	2005	After 2005
Operating leases	$14,410	$5,418	$4,714	$2,631	$1,395	$252
Letter of credit	$1,000	$1,000	—	—	—	—

        Lightbridge considers earnings before interest, taxes, depreciation, and amortization ("EBITDA") to be meaningful given the impact on operating income from non-cash expenses such as depreciation of property and equipment and the amortization of intangible assets. EBITDA decreased by 39.2% to $29.3 million in the year ended December 31, 2001 from $48.2 million in the year ended December 31, 2000. The decrease for the year ended December 31, 2001 resulted primarily from a decrease in operating income due to lower revenues and merger and restructuring costs of approximately $10.0 million in the year ended December 31, 2001.

        As of December 31, 2001, the Company had cash and cash equivalents of $107.5 million and working capital of $127.1 million. The Company believes that its current cash balances will be sufficient to finance the Company's operations, capital expenditures and research and development for at least the next twelve months.

        The Company has no off-balance sheet entities and is not a party to any material transactions involving related persons or entities.

Merger Costs

        In connection with the merger with Corsair, Lightbridge recorded a charge, in the quarter ended March 31, 2001, of approximately $6.0 million, which has been paid in full representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million.

Restructuring

        During November of 2001, pursuant to a restructing plan approved by the Board of Directors, the Company announced that it was streamlining operations by closing its Palo Alto, California facility and consolidating research and development activities in its Irvine, California and Broomfield, Colorado locations. All other Palo Alto operations including finance, support services, and sales and marketing are being merged with functions in Irvine or Burlington, Massachusetts. Accordingly, the Company recorded a restructuring charge of approximately $4.0 million consisting of $2.9 million for workforce reductions and $1.1 million for facilities and related costs associated with the closure of its Palo Alto location. The restructuring plan resulted in the termination of 102 personnel as follows: 24 in product and service delivery, 38 in development, 25 in sales and marketing and 15 in general and administrative. The estimated costs for consolidation of facilities is predominantly comprised of real estate lease commitments for unutilized office space. The Company anticipates that all restructuring costs will be paid in 2002.

        Restructuring costs as of December 31, 2001 were as follows:

	Accrued In 2001	Utilized	Balance at Dec. 31, 2001
Employee severance and termination benefits	$2,875	$732	$2,143
Facility closing and related costs	1,125	128	997

	$4,000	$860	$3,140

Recent Acquisition

        On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals. The technology acquired from Altawave includes a suite of solutions that offers wireless carriers a scalable, integrated service platform for the development and management of data content and applications.

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

        In July 2001, the FASB issued Financial Accounting Standards No.141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

        Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

        The FASB has also issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The Company believes that the adoption of SFAS 144 will not have a significant impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        The market risk exposure inherent in the Company's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents and the use of fixed and variable rate debt to fund its acquisition of property and equipment in past years. Cash and cash equivalents include short-term, highly liquid instruments which consist primarily of money market accounts, purchased with remaining maturities of three months or less. The Company's short term investments consist of debt securities maturing in one year or less and are classified as available for sale. These investments are carried at fair value. The Company does not execute transactions in or hold derivative financial instruments for trading or hedging purposes.

        The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale debt securities, if any, are included in interest income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income, net.

        Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during 2001. The effect of a similar hypothetical change in interest rates on the Company's variable-rate debt also would have been insignificant because of the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

        The Company is not subject to any material market risk associated with foreign currency exchange rates.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item will be contained in the Company's Proxy Statement for the 2002 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2002 and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this item will be contained in the Company's Proxy Statement for the 2002 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2002 and is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item will be contained in the Company's Proxy Statement for the 2002 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2002 and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item will be contained in the Company's Proxy Statement for the 2002 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2002 and is incorporated by reference herein.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report

(1)	Financial Statements
	Independent Auditors' Report—Deloitte & Touche LLP	F-1
	Independent Auditors' Report—KPMG LLP	F-2
	Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
	Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-4
	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-6
	Notes to Consolidated Financial Statements	F-7
(2)	Consolidated Financial Statement Schedules
All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto.

(3)
Exhibits

Exhibit No.		Description
2.1	[1]	Amended and Restated Agreement and Plan of Reorganization dated November 8, 2000 among the Company, Lightning Merger Corporation and Corsair
3.1	[2]	Amended and Restated Certificate of Incorporation of the Company
3.2	[2]	Amended and Restated By-Laws of the Company
3.3	[3]	Amendment to Amended and Restated By-Laws of the Company, adopted October 29, 1998
4.1	[2]	Specimen Certificate for Common Stock of the Company
4.2	[4]	Rights Agreement dated as of November 14, 1997, between Lightbridge, Inc. and American Stock Transfer and Trust Company, as Rights Agent
4.3	[4]	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock of Lightbridge, Inc.
4.4	[4]	Form of Right Certificate
10.1	[2]	1991 Registration Rights Agreement dated February 11, 1991, as amended, between the Company and the persons named herein
10.2	[2]	Subordinated Note and Warrant Purchase Agreement dated as of August 29, 1994 between the Company and the Purchasers named therein, including form of Subordinated 14% Promissory Notes and form of Common Stock Purchase Warrants
10.3	[2]	Form of Common Stock Purchase Warrants issued August 1995
10.4	[2]	Settlement Agreement dated February 2, 1996 between the Company, BEB, Inc., BEB Limited Partnership I, BEB Limited Partnership II, BEB Limited Partnership III, BEB Limited Partnership IV, certain related parties and Brian Boyle
10.5	[2]	1990 Incentive and Nonqualified Stock Option Plan
10.6	[2]	1996 Employee Stock Purchase Plan
10.7	[2]	Employment Agreement dated August 16, 1996 between the Company and Pamela D.A. Reeve
10.8	[2]	Letter Agreement, dated August 26, 1996, between the Company and Brian E. Boyle, including form of Common Stock Purchase Warrant and Registration Rights Agreement
10.9	[2]	Office Lease dated September 30, 1994, as amended, between the Company and Hobbs Brook Office Park
10.10	[5]	Office Lease dated March 5, 1997, between the Company and Sumitomo Life Realty (N.Y.), Inc.
10.11	[6]	First and Second Amendments dated July 22, 1997 and October 6, 1997, respectively, to the Office Lease included as Item 10.12
10.12	[7]	Office Building Lease, dated March 12, 1998, between 8900 Grantline Road Investors and the Company
10.13	[8]	Third and Fourth Amendments dated March 15, 1999 and July 16, 1999, respectively, to the office lease included as Item 10.10
10.14	[8]	Office Lease dated October 4, 1999, between the Company and New Alliance Properties, Inc.
10.15	[8]	First Amendment dated September 20, 1999 to the Office Lease included as Item 10.9
10.16	[9]	Fifth and Sixth Amendments dated March 10, 2000 to the office lease included as Item 10.10
10.17	[10]	Employment Agreement dated May 25, 2000 between the Company and Harlan Plumley
10.18	[10]	Loan Agreement dated August 11, 2000 between the Company and Silicon Valley Bank
10.19	[10]	1996 Incentive and Non-Qualified Stock Option Plan (as amended)
10.20	[10]	1998 Non-Statutory Stock Option Plan (as amended)
10.21	[11]	Office lease dated August 15, 2000 between the Company and Arthur Pappathanasi, trustee of 330 Scangas Nominee Trust

10.22	[12]	Amendment to 1998 Non-Statutory Stock Option Plan adopted on November 16, 2000
10.23	[13]	Amendment to 1996 Incentive and Non-Qualified Stock Option Plan
10.24	[14]	Amendment to 1996 Employee Stock Purchase Plan
10.25	[15]	Separation Agreement and Release between Thomas Meyer and Lightbridge, Inc. and Corsair Communications, Inc. dated December 7, 2001
23.1		Independent Auditors Consent—Deloitte & Touche LLP
23.2		Independent Auditors Consent—KPMG LLP
24.1		Power of Attorney (See signature page hereto)

1
Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration Number 333-50196), as filed with the Securities and Exchange Commission on November 17, 2000.
2
Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-6589).
3
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
4
Incorporated by reference to the Company's Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on November 21, 1997.
5
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
6
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
7
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
8
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
9
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
11
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
12
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
13
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
14
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
15
Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2002.

(b)
Reports on Form 8-K filed in the fourth quarter of 2001

        On October 4, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, that on October 2, 2001, the Company issued a press release commenting on its third quarter 2001 financial outlook. Lightbridge reported that it anticipated third-quarter 2001 revenues would fall short of previous expectations, largely because of a decline in software sales. In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of a Press Release, dated October 2, 2001.

        On October 9, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, that on October 4, 2001, the Company issued a press release announcing that its board of directors had authorized the repurchase of up to 2 million shares of the Company's common stock at an aggregate price of up to $20 million. In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of a Press Release, dated October 4, 2001.

        On November 16, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, that on November 13, 2001, the Company issued a press release announcing that it was streamlining operations and consolidating research and development activities to three locations. As a result, Lightbridge expected that the actions would result in net annualized cost savings in the range of $6.0 to $8.0 million and a restructuring charge to net income to net income of $4.0 to $5.0 million in the quarter ending December 31, 2001. In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of a Press Release, dated November 13, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

LIGHTBRIDGE, INC.
By:	/s/ PAMELA D. A. REEVE Pamela D. A. Reeve Chief Executive Officer

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

Name	Title	Date

/s/ HARLAN PLUMLEY Harlan Plumley	Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ PAMELA D.A. REEVE Pamela D.A. Reeve	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ ANDREW G. MILLS Andrew G. Mills	Director	March 29, 2002
/s/ TORRENCE C. HARDER Torrence C. Harder	Director	March 29, 2002
/s/ RACHELLE B. CHONG Rachelle B. Chong	Director	March 29, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Lightbridge, Inc.:

        We have audited the consolidated balance sheets of Lightbridge, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Lightbridge, Inc. and Corsair Communications, Inc., which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the balance sheet of Corsair Communications, Inc. as of December 31, 2000, or the related statements of operations, stockholders' equity, and cash flows of Corsair Communications, Inc. for the years ended December 31, 2000 and 1999, which statements reflect total assets of $88,679,000 as of December 31, 2000, and total revenues of $65,090,000 and $66,207,000 for the years ended December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Corsair Communications, Inc. for 2000 and 1999, is based solely on the report of such other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightbridge, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
 DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 23, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Corsair Communications, Inc.:

        We have audited the consolidated balance sheet of Corsair Communications, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        As discussed in Note 1 to the consolidated financial statements all of the outstanding common stock of Corsair Communications, Inc. was acquired on February 7, 2001 by Lightbridge, Inc., a publicly traded company.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corsair Communications, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP

Mountain View, California
January 24, 2001, except as to Note 1,
which is as of February 7, 2001

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$107,499	$45,569
Short-term investments	11,071	53,174
Accounts receivable, net	27,643	42,112
Inventories, net	263	2,243
Deferred tax assets, net	3,442	2,427
Other current assets	3,904	5,878

Total current assets	153,822	151,403
Property and equipment, net	26,599	28,722
Deferred tax assets, net	5,015	3,840
Other assets, net	3,446	3,715

Total assets	$188,882	$187,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,523	$14,400
Accrued compensation	6,065	8,221
Other accrued liabilities	4,316	8,095
Deferred revenues	6,649	11,015
Reserve for restructuring	3,140	—

Total current liabilities	26,693	41,731
Other long-term liabilities	667	963

Total liabilities	27,360	42,694
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock; $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2001 and 2000	—	—
Common stock; $.01 par value, 60,000,000 shares authorized; 29,093,639 and 29,633,794 shares issued; 28,002,317 and 27,689,761 shares outstanding at December 31, 2001 and 2000, respectively	291	296
Additional paid-in capital	162,367	171,303
Note receivable from stockholder	(115)	(115)
Warrants	206	206
Deferred compensation	—	(9)
Retained earnings (accumulated deficit)	1,891	(12,064)
Less treasury stock; 1,091,322 and 1,944,033 shares at cost at December 31, 2001 and 2000, respectively	(3,118)	(14,631)

Total stockholders' equity	161,522	144,986

Total liabilities and stockholders' equity	$188,882	$187,680

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Transaction	$104,019	$94,719	$63,341
Software licensing	24,802	35,258	27,792
Consulting and services	41,484	39,544	32,829
Hardware	6,311	17,123	31,961

Total revenues	176,616	186,644	155,923
Cost of revenues:
Transaction	55,591	49,397	30,259
Software licensing	2,485	1,836	3,036
Consulting and services	18,275	18,028	16,771
Hardware	4,460	12,471	17,124

Total cost of revenues	80,811	81,732	67,190

Gross profit	95,805	104,912	88,733
Operating expenses:
Development costs	32,259	29,256	23,971
Sales and marketing	20,460	22,159	20,903
General and administrative	19,517	17,955	17,483
Amortization of goodwill and acquired workforce	—	502	1,342
Merger related costs	5,999	—	—
Restructuring costs	4,000	—	856

Total operating expenses	82,235	69,872	64,555

Income from operations	13,570	35,040	24,178
Other income (expense):
Interest income	4,233	5,311	2,548
Interest expense	—	(54)	(130)
Other non-operating income (expense)	—	189	(1,544)

Total other income, net	4,233	5,446	874

Income before provision for income taxes	17,803	40,486	25,052
Provision for income taxes	3,848	9,974	6,066

Net income	$13,955	$30,512	$18,986

Basic earnings per share (Note 12)	$0.50	$1.12	$0.71

Diluted earnings per share (Note 12)	$0.48	$1.04	$0.66

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock						Retained Earnings (Accumulated Deficit)	Treasury Stock
			Additional Paid-in Capital	Deferred Comp.	Receivable From Stockholder					Total Stockholders' Equity
	Shares	Amount				Warrants		Shares	Amount
Balance, January 1, 1999	27,588	$276	$159,719	$(288)	$(468)	$599	$(61,562)	827	$(1,625)	$96,651
Issuance of common stock for cash	98	1	565	—	—	—	—	—	—	566
Exercise of common stock options	537	5	2,321	—	—	—	—	—	—	2,326
Exercise of common stock warrants	216	2	618	—	—	(200)	—	—	—	420
Return of escrowed shares	—	—	—	—	—	—	—	65	(1,119)	(1,119)
Note receivable repayment	—	—	(16)	—	196	—	—	—		180
Amortization of deferred compensation	—	—	—	193	—	—	—	—	—	193
Deferred compensation related to CRM sale	—	—	358	—	—	—	—	—	—	358
Repurchase of common stock	—	—	—	—	—	—	—	643	(5,741)	(5,741)
Tax benefit from disqualifying dispositions of stock options	—	—	1,087	—	—	—	—	—	—	1,087
Net loss	—	—	—	—	—	—	18,986	—	—	18,986

Balance, December 31, 1999	28,439	284	164,652	(95)	(272)	399	(42,576)	1,535	(8,485)	113,907
Issuance of common stock for cash	81	1	771	—	—	—	—	—	—	772
Exercise of common stock options	613	6	2,441	—	—	—	—	—	—	2,447
Exercise of common stock warrants	501	5	1,126	—	—	(193)	—	—	—	938
Note receivable repayment	—	—	(4)	—	157	—	—	—	—	153
Amortization of deferred compensation	—	—	—	86	—	—	—	—	—	86
Repurchase of common stock	—	—	—	—	—	—	—	409	(6,146)	(6,146)
Tax benefit from disqualifying dispositions of stock options	—	—	2,317	—	—	—	—	—	—	2,317
Net income	—	—	—	—	—	—	30,512	—	—	30,512

Balance, December 31, 2000	29,634	296	171,303	(9)	(115)	206	(12,064)	1,944	(14,631)	144,986
Issuance of common stock for cash	68	1	695	—	—	—	—	—	—	696
Exercise of common stock options	277	3	1,870	—	—	—	—	—	—	1,873
Exercise of common stock warrants	8		17	—	—	—	—	—	—	17
Retirement of treasury stock	(894)	(9)	(11,878)	—	—	—	—	(894)	11,887	—
Repurchase of common stock	—	—	—	—	—	—	—	41	(374)	(374)
Amortization of deferred compensation	—	—	—	9	—	—	—	—	—	9
Tax benefit from disqualifying dispositions of stock options	—	—	360	—	—	—	—	—	—	360
Net income	—	—	—	—	—	—	13,955	—	—	13,955

Balance, December 31, 2001	29,093	$291	$162,367	$—	$(115)	$206	$1,891	1,091	$(3,118)	$161,522

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$13,955	$30,512	$18,986
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(2,190)	(2,518)	(2,956)
Depreciation and amortization	15,729	13,154	12,948
Loss on disposal of assets	—	—	499
Tax benefit from disqualifying dispositions of stock options	360	2,317	1,087
Changes in assets and liabilities:
Accounts receivable	14,469	(13,778)	2,711
Inventories	1,980	2,103	3,917
Other assets	1,212	(6,824)	(583)
Accounts payable and accrued liabilities	(10,672)	6,253	9,304
Other long-term liabilities	(296)	52	385
Deferred revenues	(4,366)	2,038	1,549

Net cash provided by operating activities	30,181	33,309	47,847
Cash flows from investing activities:
Purchases of property and equipment	(11,997)	(19,238)	(11,103)
Purchase of investments	(9,865)	(66,501)	(37,035)
Proceeds from sales and maturities of short-term investments	51,218	52,590	32,699

Net cash provided by (used in) investing activities	29,356	(33,149)	(15,439)
Cash flows from financing activities:
Payments on notes payable	—	(1,407)	(1,042)
Payments under capital lease obligations	—	—	(634)
Proceeds from notes receivable	181	199	207
Repurchases of common stock	(374)	(6,146)	(5,741)
Proceeds from issuance of common stock	2,569	3,216	2,962
Proceeds from notes receivable from stockholders	—	157	196
Proceeds from exercise of warrants	17	226	175

Net cash provided by (used in) financing activities	2,393	(3,755)	(3,877)

Net increase (decrease) in cash and cash equivalents	61,930	(3,595)	28,531
Cash and cash equivalents, beginning of year	45,569	49,164	20,633

Cash and cash equivalents, end of year	$107,499	$45,569	$49,164

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share data)

1.    BUSINESS AND RECENT ACQUISITION

        Business—Lightbridge, Inc. ("Lightbridge" or the "Company") was incorporated in June 1989 under the laws of the state of Delaware. The Company develops, markets and supports a suite of products and services that enable communications providers to improve their customer acquisition, risk management, prepay and replenishment, customer relationship management, and wireless data management processes.

        Merger with Corsair Communications, Inc.—On February 7, 2001, Lightbridge completed its merger with Corsair Communications, Inc. ("Corsair"). Under the terms of the merger agreement, a wholly owned subsidiary of Lightbridge merged with and into Corsair and Corsair became a wholly owned subsidiary of Lightbridge. The merger was accounted for as a pooling-of-interests, and the accompanying consolidated financial statements have been restated to include the accounts of Corsair for all periods presented. In connection with the merger, Lightbridge recorded a charge, in the quarter ended March 31, 2001, of approximately $6.0 million, which has been paid in full, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million. As a result of the merger, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders who received 0.5978 of a share of Lightbridge common stock in exchange for each share of Corsair common stock held.

        Information regarding the separate revenue, and net income of Lightbridge and Corsair prior to consummation of the Merger is as follows, for the years ended December 31:

	2000	1999
Revenues:
Lightbridge	$121,554	$89,716
Corsair	65,090	66,207

Total	$186,644	$155,923

Net income:
Lightbridge	$13,689	$10,145
Corsair	16,823	8,841

Total	$30,512	$18,986

        Asset Purchase—On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. ("Altawave") in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million payment contingent on the achievement of certain revenue goals. The technology acquired from Altawave includes a suite of solutions that offers wireless carriers a scalable, integrated service platform for the development and management of data content and applications.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Principles of Consolidation—These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        Significant Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at each reporting date and the amount of revenue and expense reported each period. These estimates include provisions for bad debts, certain accrued liabilities, recognition of revenue and expenses, and recoverability of deferred tax assets. Actual results could differ from these estimates.

        Cash and Cash Equivalents—Cash and cash equivalents include short-term, highly liquid instruments, which consist primarily of money market accounts, purchased with remaining maturities of three months or less.

        Short-Term Investments—Short-Term Investments consist of corporate debt securities maturing in one year or less and are classified as available for sale. These investments are carried at fair value.

        The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale debt securities, if any, are included in interest income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income, net.

        Inventories—Inventories, including evaluation inventory, are stated at the lower of first-in, first-out cost, or market.

        Property and Equipment—Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the term of the lease or the lives of the assets, whichever is shorter.

        Revenue Recognition and Concentration of Credit Risk—The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for communications providers are recognized in the period when services are performed. The Company's software license agreements have typically provided for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions in certain circumstances.

        Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined. To the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value or by utilizing the residual method. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from consulting and training services is recognized as those services are rendered. Revenue from hardware sales is recognized upon shipment, unless testing, integration or implementation services are required, in which case hardware revenue is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software licenses is deferred until the related license revenue is recognized.

        Substantially all of the Company's customers are providers of wireless telecommunications services and are generally granted credit without collateral. Lightbridge specifically analyzes accounts receivable and analyzes historical bad debts, customer creditworthiness, current domestic and international economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company's revenues vary throughout the year, with the period of highest revenue generally occurring during the period October 1 through December 31. The allowance for doubtful accounts at December 31, 2001, 2000 and 1999 was approximately $2,965, $2,524 and $3,315, respectively. The Company recorded bad debt expense of $630, $287 and $2,103 and had write-offs, net of recoveries associated with accounts receivable of $190, $1,077 and $2,180 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Customers exceeding 10% of the Company's revenues during the years ended December 31 are as follows:

	Percent of Revenue
Customer
	2001	2000	1999
A	22%	19%	19%
B	20	16	10
C	16	24	18

	58%	59%	47%

        Export Sales—The Company had export sales to the following regions for the years ended December 31:

	2001	2000	1999
Latin America	$20,615	$32,175	$25,197
Mexico	14,394	16,921	13,071
Asia	2,872	2,233	11,868
Canada	1,129	1,607	505
Russia	783	1,337	551
Europe	388	314	934
Other	—	—	22

Total	$40,181	$54,587	$52,148

        Acquired Intangible Assets—Acquired intangible assets primarily related to the acquisition of Coral Systems, Inc. in 1997, consist of acquired existing technology and workforce and are included with other assets in the accompanying balance sheet. These assets are being amortized on a straight-line basis over their estimated useful lives, ranging from five months to five years. At December 31, 2001 and 2000, acquired intangible assets, net of accumulated amortization of approximately $6,359 and $5,709 respectively, were $542 and $1,193, respectively.

        Income Taxes—The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. Deferred income tax assets are principally the result of net operating loss carryforwards, income tax credits and differences in depreciation and amortization and accrued expenses and reserves for financial purposes and income tax purposes, and are recognized to the extent realization of such benefits is more likely than not. Lightbridge follows very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provides any necessary valuation allowances as required. (See Note 10)

        Development Costs—Development costs, which consist of research and development of new products and services, are expensed as incurred, except for software development costs. Software development costs are capitalized after establishment of technological feasibility which the Company defines as the point that a "working model" of the software application has achieved all design specifications and is available for "beta testing."

	Years Ended December 31,
	2001	2000	1999
Supplemental Cash Flow Information
The Company had the following noncash transactions:
Notes receivable in exchange for net assets sold	$—	$—	$2,238

Reduction of goodwill due to return of shares from and settlement of Coral escrow arrangements	$—	$—	$1,119

Application of note to exercise warrants	$—	$691	$250

Supplemental Items:
Cash paid for interest	$—	$174	$435

Cash paid for income taxes	$4,752	$10,892	$8,782

        Impairment of Long-Lived Assets—The Company periodically assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.

        Stock-Based Compensation—Compensation cost associated with the grant of options and other stock awards to employees is determined using the intrinsic value method. Compensation cost associated with the grant of options and other stock awards to non-employees is determined using the fair value method.

        Comprehensive Income—The Company currently has no items of comprehensive income other than net income (loss).

        Disclosures About Segments of an Enterprise and Related Information—Based upon the way management and the Board of Directors monitor the operations, the Company operates in four distinct segments including the transaction business, the software license business, the consulting and service business, and the hardware business. Within these four segments, performance is measured based on gross profit realized from each segment. Information about costs and expenses other than costs of revenues and assets and cash flows is not reported by segment. Information about revenues and cost of revenues of each segment is shown separately on the statement of operations. Amortization expense of acquired intangible assets related to the Coral acquisition recorded in software licensing and maintenance cost of revenues for the years ended December 31, 2001, 2000 and 1999 was approximately $651, $651 and $621, respectively. There are no transactions between segments.

        Recent Accounting Pronouncements—Lightbridge adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS 138 on January 1,

2001. Adoption did not have a material impact on Lightbridge's consolidated results of operations, financial position or cash flows.

        In July 2001, the FASB issued Financial Accounting Standards No.141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

        Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements.

        The FASB has also issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The Company believes that the adoption of SFAS 144 will not have a significant impact on its financial statements.

        Reclassifications—Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform with the 2001 presentation.

3.    INVENTORY

        Inventories consisted of the following at December 31:

	2001	2000
Raw materials	$194	$1,077
Finished goods	69	1,166

Total	$263	$2,243

4.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

	2001	2000
Furniture and fixtures	$4,461	$3,569
Machinery and equipment	1,859	1,832
Leasehold improvements	12,095	10,829
Computer equipment	45,744	37,818
Computer software	13,687	10,623

	77,846	64,671
Less accumulated depreciation and amortization	(51,247)	(35,949)

Property and equipment—net	$26,599	$28,722

5.    LINE OF CREDIT

        In August 2001, the Company elected to forego annual renewal of a $15.0 million unsecured working capital line of credit with a bank because the Company believed it had sufficient cash and short term investments to meet its then current operating needs. At the date of expiration and for all periods presented in the financial statements, there were no borrowings outstanding under the working capital line of credit. At December 31, 2001 the Company had an outstanding letter of credit in the amount of $1.0 million which expires in May 2002.

6.    LOSS ON SALE OF ASSETS

        On February 3, 1999, the Company sold substantially all of the assets relating to the Communication Resource Manager billing system and certain related products to Wireless Billing Systems ("WBS"), a California corporation, pursuant to the terms of an Asset Purchase Agreement.

        In conjunction with the sale, the Company received from WBS a secured promissory note receivable of $2,200, which was $2,200 less than the net book value of the net assets transferred to WBS, consisting of cash, accounts receivable, property and equipment, and deferred revenue. The note, as amended, included in other assets, bears interest at the rate of 8% per annum payable in monthly installments, with monthly principal payments due from January 2003 through December 2004. The Company recorded a loss on the sale of the net assets of approximately $2,200, for the difference between the consideration received and the net book value of the assets transferred.

7.    RESTRUCTURING COSTS

        On February 3, 1999, the Company signed a letter of intent with True Position to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of the decision to enter into this strategic relationship, the Company discontinued development of a wireless location project, resulting in a charge of $856 consisting of $649 in accrued termination benefits for 13 employees and equipment write-downs of $207. The Company has paid the remainder of the accrued termination benefits.

        During November of 2001, pursuant to a restructuring plan approved by the Board of Directors, the Company announced that it was streamlining operations by closing its Palo Alto, California facility and consolidating research and development activities in its Irvine, California and Broomfield, Colorado locations. All other Palo Alto operations, including finance, support services, and sales and marketing, will be merged with functions in Irvine or Burlington, Massachusetts. Accordingly, the Company recorded a restructuring charge of approximately $4.0 million consisting of $2.9 million for workforce reductions and $1.1 million for facilities and related costs associated with the closure of its Palo Alto location. The restructuring plan resulted in the termination of 102 personnel as follows: 24 in product and service delivery, 38 in development, 25 in sales and marketing, and 15 in general and administrative. The estimated costs for consolidation of facilities are predominantly comprised of real estate lease commitments for unutilized office space. The Company anticipates that all restructuring costs will be paid in 2002.

        Restructuring costs as of December 31, 2001 were as follows:

	Accrued in 2001	Utilized	Balance at Dec. 31, 2001
Employee severance and termination benefits	$2,875	$732	$2,143
Facility closing and related costs	1,125	128	997

	$4,000	$860	$3,140

8.    COMMITMENTS AND CONTINGENCIES

        Leases—The Company has noncancelable operating lease agreements for office space and certain equipment.

        Future minimum payments under operating leases consisted of the following at December 31, 2001:

Operating Leases
2002	$5,418
2003	4,714
2004	2,631
2005	1,395
Thereafter	252

Total minimum lease payments	$14,410

        Rent expense for operating leases was approximately $5,979, $4,677 and $4,543 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.    COMMON STOCK OPTION PLANS, WARRANTS, STOCKHOLDER RIGHTS PLAN

STOCK OPTION PLANS

        1990 Incentive and Nonqualified Stock Option Plan—Under the Company's 1990 Incentive and Nonqualified Stock Option Plan, the Company could grant either incentive or nonqualified stock options to officers, directors, employees or consultants for the purchase of up to 2,400,000 shares of common stock. Options were granted with an exercise price equal to the common stock's market value at the date of grant, as determined by the Board of Directors of the Company (the "Board"), and expire ten years later. No further grants will be made under the 1990 Incentive and Nonqualified Stock Option Plan.

        1996 Employee Stock Plans—On June 14, 1996, the Board authorized and the stockholders approved the adoption of the 1996 Incentive and Nonqualified Stock Option Plan and the 1996 Employee Stock Purchase Plan for the issuance of options or sale of shares to employees. Both plans became effective immediately after the closing of the Company's initial public offering:

—
1996 Incentive and Nonqualified Stock Option Plan—The 1996 Incentive and Nonqualified Stock Option Plan provides for the issuance of options to purchase up to 4,350,000 shares of the Company's common stock. Options may be either qualified incentive stock options or nonqualified stock options at the discretion of the Board. Exercise prices must be greater than or equal to the fair market value on the date of grant, in the case of incentive stock options and nonqualified options. At December 31, 2001, 1,456,920 shares were available for grant under the 1996 Incentive and Nonqualified Stock Option Plan.

—
1996 Employee Stock Purchase Plan—The 1996 Employee Stock Purchase Plan provides for the sale of up to 400,000 shares of the Company's common stock to employees. Employees are allowed to purchase shares at a discount from the lower of fair value at the beginning or end of the purchase periods through payroll deductions. At December 31, 2001, 235,132 shares were available for purchase under the 1996 Stock Purchase Plan.

        1997 Stock Incentive Plan and Restricted Stock Purchase Plan—The 1997 Stock Incentive Plan and Restricted Stock Purchase Plan provided for the issuance of up to 8,516,667 options to acquire shares of common stock. Lightbridge assumed the obligation to issue shares under this former Corsair plan following the merger described in Note 1. The Company does not plan to make any further grants under the 1997 Stock Incentive Plan and Restricted Stock Purchase Plan.

        1998 Non-Statutory Stock Option Plan—The 1998 Non-Statutory Stock Option Plan provides for the issuance of options to purchase up to 1,000,000 shares of the Company's common stock. Options are granted with an exercise price no less than the common stock's market value at the date of the grant, as determined by the Board. At December 31, 2001, 382,890 shares were available for grant under the 1998 Non-Statutory Stock Option Plan.

        The following table presents activity under all stock option plans:

	Number of Options (000's)	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted
Outstanding at January 1, 1999	3,661	$6.07
Granted	1,194	11.21	$5.87
Exercised	(537)	4.73
Forfeited	(841)	7.27

Outstanding at December 31, 1999	3,477	7.75
Granted	1,630	20.24	$11.53
Exercised	(613)	4.01
Forfeited	(538)	12.06

Outstanding at December 31, 2000	3,956	12.88
Granted	1,329	13.07	$8.18
Exercised	(277)	6.21
Forfeited	(363)	12.92

Outstanding at December 31, 2001	4,645	$13.17

        The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

	Options Exercisable	Weighted- Average Exercise Price
	(000's)
December 31, 1999	1,391	$5.11
December 31, 2000	1,659	$8.20
December 31, 2001	2,438	$11.84

        The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

	Years Ended December 31,
	2001	2000	1999
Risk-free interest rate	3.9%–4.9%	5.2%–6.7%	4.6%–6.2%
Expected life of options grants	1–5 years	1–5 years	1–5 years
Expected volatility of underlying stock	96%	98%	94%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	—	—	—

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

        The following table sets forth information regarding options outstanding at December 31, 2001:

Number of Options (000's)	Range of Exercise Prices	Number Currently Exercisable (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price for Currently Exercisable
476	$ 0.09–$5.11	453	$1.54	3.4	$1.38
467	5.11–7.62	367	7.13	6.7	7.19
708	7.72–10.75	352	9.39	7.7	9.02
759	11.25–12.56	452	12.31	7.6	12.21
466	12.87–12.94	49	12.93	9.1	12.92
532	13.06–14.21	116	13.66	8.9	13.91
470	14.32–19.00	214	16.47	8.1	16.40
474	19.25–24.25	290	22.49	8.2	22.55
286	25.76–42.95	142	31.95	7.4	31.54
7	$42.97	3	$42.97	8.5	$42.97

4,645		2,438

        The Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure such compensation, reported net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Years Ended December 31,
	2001	2000	1999
Net income (loss)	$7,037	$25,411	$16,277

Basic earnings (loss) per share	$0.25	$0.93	$0.61

Diluted earnings (loss) per share	$0.24	$0.86	$0.56

        Reserved Shares—At December 31, 2001, the Company had 2,093,574 shares of common stock reserved for issuance for the stock purchase plan and the exercise of stock options and warrants.

        Stock Repurchase—On October 4, 2001, Lightbridge announced that its board of directors authorized the repurchase of up to 2 million shares of the Company's common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001 depending on market conditions. The board placed a two-year time limit on the repurchase authorization. As of December 31, 2001, the Company had purchased approximately 41,000 shares at a total cost of approximately $374.

        Common Stock Warrants—At December 31, 2001, pursuant to the acquisition of Coral, there are 9,682 warrants outstanding that can be converted to purchase Lightbridge common stock at exercise prices ranging from $3.44 to $34.35.

        Stockholder Rights Plan—In November 1997, the Board of Directors of Lightbridge declared a dividend of one right (each a "Right" and collectively the "Rights") for each outstanding share of common stock. The Rights will be issued to the holders of record of common stock outstanding on November 14, 1997, and with respect to common stock issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to shares of common stock issued after the Distribution Date. Each Right, when it becomes exercisable will entitle the registered holder to purchase from Lightbridge one one-hundredth (1/100th) of a share of Series A participating cumulative preferred stock, par value $0.01 per share, of Lightbridge at a price of $75.00. The Rights will be issued upon the earlier of the date which Lightbridge learns that a person or group acquired, or obtained the right to acquire, beneficial ownership of fifteen percent or more of the outstanding shares of common stock or such date designated by the Board following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of the Company's common stock that could result in the offeror becoming the beneficial owner of fifteen percent or more of the outstanding shares of the Company's common stock (the earlier of such dates being called the "Distribution Date").

10.  INCOME TAXES

        The income tax provision for the years ended December 31 consisted of the following:

	2001	2000	1999
Current:
Federal	$4,043	$8,431	$6,584
State	1,995	4,061	2,438
Deferred:
Federal	(1,920)	(2,563)	(2,570)
State	(270)	45	(386)

Income tax provision	$3,848	$9,974	$6,066

        The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 were as follows:

	2001	2000
Current Items:
Assets:
Allowance for doubtful accounts	$1,056	$955
Inventory	1,409	350
Accrued expenses	2,208	1,085
Restructuring reserve	776	—
Tax credits	—	1,990
Valuation allowance	—	(1,472)
Liabilities:
Acquisition costs	(1,485)	—
Other liabilities	(522)	(481)

Net current deferred tax assets	$3,442	$2,427

Long-Term Items:
Assets:
Depreciation and amortization	$1,279	$2,765
Other liabilities	1,189	579
Acquired loss carryforwards	14,909	12,899
Valuation allowance	(9,704)	(11,232)
Liabilities:
Acquired intangible assets	(902)	(1,163)
Other	—	(8)

Net long-term deferred tax assets	$5,015	$3,840

        The net change in the valuation allowance for the years ended December 31, 2001, 2000 and 1999 was an increase (decrease) of approximately $(3,000), ($6,183) and $(2,564), respectively. The Company reversed the valuation allowance by $3,000 during 2001 since it determined that it was more likely than not that it would utilize net operating loss carryforwards that were previously reserved. At December 31, 2001, the Company had $33,000 of federal and state (excluding California) net operating loss carryforwards which expire, if unused, in years 2009 through 2012. At December 31, 2001, the Company had $12,000 of California net operating loss carryforwards which expire, if unused, in 2002.

        The following is a reconciliation of income taxes at the federal statutory rate to the Company's effective tax rate for the years ended December 31:

	2001	2000	1999
Statutory federal income tax rate	35%	35%	35%
Non-deductible goodwill	—	—	1
State taxes, net of federal benefit	6	6	6
Change in valuation allowance	(17)	(15)	(10)
Non-deductible portion of Corsair transaction costs	3	—	—
Other, net	(5)	(1)	(8)

Effective tax rate	22%	25%	24%

11.  EMPLOYEE PROFIT SHARING PLAN

        The Company has 401(k) Employee Profit Sharing Plans (the "Plans"). All employees of the Company are eligible to participate, subject to employment eligibility requirements. The Company's 401(k) expense was approximately $650, $903 and $807 for the years ended December 31, 2001, 2000 and 1999, respectively.

12.  EARNINGS PER SHARE (EPS)

        Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

        A reconciliation of the shares used to compute basic income per share to those used for diluted income per share is as follows for the years ended December 31:

	2001	2000	1999
	(In thousands)
Shares for basic computation	27,987	27,362	26,816
Options and warrants (treasury stock method)	804	2,015	2,124

Shares for diluted computation	28,791	29,377	28,940

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Q1	Q2	Q3	Q4
2001
Revenues	$49,346	$45,838	$40,011	$41,421
Income from operations	$1,575	$8,155	$3,284	$556
Net income	$4,069	$5,888	$3,067	$931
Basic earnings per share	$0.15	$0.21	$0.11	$0.03
Diluted earnings per share	$0.14	$0.20	$0.11	$0.03
2000
Revenues	$42,386	$45,247	$46,433	$52,578
Income from operations	$7,664	$8,694	$8,371	$10,311
Net income	$5,631	$6,405	$6,322	$12,154
Basic earnings per share	$0.21	$0.23	$0.23	$0.44
Diluted earnings per share	$0.19	$0.22	$0.21	$0.43

QuickLinks

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
LIGHTBRIDGE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands except share and per share amounts)
LIGHTBRIDGE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands except per share amounts)
LIGHTBRIDGE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Amounts in thousands)
LIGHTBRIDGE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
LIGHTBRIDGE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands except share data)