Form 10-Q
period 2002-03-31
LIGHTBRIDGE INC
filed 2002-05-14
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(781) 359-4000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

As of April 26, 2002, there were 28,254,648 shares of the registrant’s common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$98,657	$107,499
Short-term investments	23,652	11,071
Accounts receivable, net	27,644	27,643
Inventories, net	245	263
Other current assets	7,149	7,346
Total current assets	157,347	153,822

Property and equipment, net	25,109	26,599
Other assets, net	13,041	8,461
Total assets	$195,497	$188,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,391	$16,904
Deferred revenues	9,390	6,649
Reserve for restructuring	1,748	3,140
Total current liabilities	29,529	26,693
Long-term liabilities	648	667
Total liabilities	30,177	27,360
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,303,362 and 29,093,639 shares issued and 28,370,457 and 28,002,317 shares outstanding at March 31, 2002 and December 31, 2001, respectively	293	291
Additional paid-in capital	163,393	162,367
Warrants	206	206
Due from shareholder	(115)	(115)
Retained earnings	4,661	1,891
Less: treasury stock, at cost	(3,118)	(3,118)
Total stockholders’ equity	165,320	161,522

Total liabilities and stockholders’ equity	$195,497	$188,882

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share amounts)

	Quarter ended March 31,
	2002	2001
Revenues:
Transaction	$25,052	$25,862
Software licensing	3,957	8,154
Consulting and services	8,353	10,760
Hardware	584	4,570
Total revenues	37,946	49,346
Cost of revenues:
Transaction	13,370	14,476
Software licensing	395	638
Consulting and services	4,143	4,708
Hardware	413	3,194
Total cost of revenues	18,321	23,016
Gross profit	19,625	26,330

Operating expenses:
Development costs	7,785	8,051
Sales and marketing	3,736	5,845
General and administrative	4,553	4,860
Merger related costs	—	5,999
Purchased in-process research and development	1,618	—
Total operating expenses	17,692	24,755

Income from operations	1,933	1,575
Other income, net	632	1,222
Income before provision for income taxes	2,565	2,797
Income tax benefit	(205)	(1,272)
Net income	$2,770	$4,069

Basic earnings per common share	$0.10	$0.15

Diluted earnings per common share	$0.10	$0.14

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Quarter ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$2,770	$4,069
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	1,618	—
Depreciation and amortization	4,152	3,820
Deferred income taxes	(1,898)	(3,000)
Changes in assets and liabilities:
Accounts receivable	(1)	6,568
Inventories	18	1,854
Other assets	(479)	230
Restructuring reserve	(1,392)	—
Accounts payable and accrued liabilities	1,690	(5,998)
Deferred revenues	3,146	(416)
Other liabilities	(19)	(62)
Net cash provided by operating activities	9,605	7,065

Cash flows from investing activities:
Purchases of property and equipment	(1,967)	(3,248)
Purchase of short-term investments	(21,607)	(9,115)
Proceeds from sales and maturities of short term investments	9,026	11,354
Acquisition of Altawave	(4,949)	—
Net cash provided by (used in) investing activities	(19,497)	(1,009)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,028	581
Proceeds from notes receivable	22	106
Net cash provided by financing activities	1,050	687

Net (decrease) increase in cash and cash equivalents	(8,842)	6,743
Cash and cash equivalents, beginning of period	107,499	45,569
Cash and cash equivalents, end of period	$98,657	$52,312

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (“Lightbridge” or the “Company”).  Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge’s financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge’s annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2001.

On February 7, 2001, Lightbridge completed its merger with Corsair Communications, Inc. (“Corsair”). Under the terms of the merger agreement, a wholly owned subsidiary of Lightbridge merged with and into Corsair and Corsair became a wholly owned subsidiary of Lightbridge. The merger was accounted for as a pooling-of-interests, and the accompanying financial statements include the accounts of Corsair for all periods presented. In connection with the merger Lightbridge recorded a charge, in the quarter ended March 31, 2001, of approximately $6.0 million, which has been paid in full, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million.  As a result of the merger, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders, who received 0.5978 of a share of Lightbridge common stock in exchange for each share of Corsair common stock held.

On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. (“Altawave”) in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals.  The technology acquired from Altawave includes solutions that offer wireless carriers a service platform for the development and management of data content and applications. The condensed consolidated financial statements, as of March 31, 2002 and for the quarter then ended, include the operations of Altawave Inc. from the date of acquisition.

The allocation of the Altawave purchase price was based upon an independent appraisal of the estimated fair value of the assets acquired and the liabilities assumed.  The purchase price of  $4.0 million, and acquisition costs and assumed liabilities totaling  $0.9 million, were allocated as follows:

Estimated fair values
($ in millions)
Acquired technology	$1.3
Fixed assets	0.3
Goodwill	1.7
In-process research and development	1.6
Total purchase price	$4.9

In accordance with Statement of Financial Accounting Standard No. 142 ("SFAS 142"), the Company is required to analyze the carrying value of goodwill and other intangible assets for impairment issues on an annual basis.  The Company will evaluate its carrying value of goodwill and other intangible assets against the estimated fair value of those assets.  If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value.  Estimated fair value will generally be determined based on discounted cash flows.

In accordance with SFAS 142, the Company plans to amortize the acquired technology over its estimated useful life of five years and measure the goodwill for impairment on at least an annual basis.  Lightbridge plans to spend approximately $400,000 to continue development of the technology it acquired from Altawave.  The development projects are expected to be completed within the next twelve months.

Had the provisions of SFAS 142 been applied for the quarter ended March 31, 2002, the Company's net income and EPS would not have been materially effected.

2.            REVENUE RECOGNITION

The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for communications providers are recognized in the period in which services are performed. The Company’s software license agreements have typically provided for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions in certain circumstances.

Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined.  To the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value or by the residual method. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from consulting and services is recognized as those services are rendered. Revenue from hardware sales is recognized upon shipment, unless testing, integration or implementation services are required, in which case hardware revenue is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software licenses is deferred until the related license revenue is recognized.

3.            EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

A reconciliation of the shares used to compute basic EPS to those used for diluted EPS is as follows:

	Quarter ended March 31,
	2002	2001
	(In thousands)
Shares for basic computation	28,195	27,830
Options and warrants (treasury stock method)	606	1,042
Shares for diluted computation	28,801	28,872

4.                                   RESTRUCTURING RESERVE

In November 2001, the Company announced that it was streamlining operations by closing its Palo Alto, California facility.  The Company recorded a restructuring charge of approximately $4.0 million, consisting of $2.9 million for workforce reductions and $1.1 million for facilities and related costs associated with the closure of its Palo Alto location.

The following summarizes the changes to the restructuring reserve for the quarter ended March 31, 2002:

	Balance at December 31, 2001	Utilized	Balance at March 31, 2002
	(In thousands)
Employee severance and termination benefits	$2,143	$1,043	$1,100
Facility closing and related costs	997	349	648
	$3,140	$1,392	$1,748

The Company has not made any adjustments to the restructuring reserve and anticipates that all restructuring costs will be paid in 2002.

5.            PROVISION FOR INCOME TAXES

Lightbridge’s annual estimated effective tax rate was 34.5% (excluding the effect of a reduction in the valuation allowance) in the quarter ended March 31, 2002 compared to 36.5% (excluding merger related expenses and acquired net operating loss carryforwards of Corsair) in the quarter ended March 31, 2001.   The income tax provision for the quarter ended March 31, 2002 reflects a net benefit of  $0.2 million which consists of income taxes at an annual effective tax rate of 34.5%, offset by a $1.0 million tax benefit related to the reduction of the valuation allowance on acquired net operating loss carryforwards, as it was determined that it was more likely than not that such net operating losses would be utilized.  The income tax provision for the quarter ended March 31, 2001 reflects a net benefit of  $1.3 million.  This was based upon an annual effective tax rate of 36.5%, offset by a $4.5 million tax benefit principally related to acquired net operating loss carryforwards of Corsair and the deductible portion of merger-related costs incurred with the acquisition of Corsair.

6.            RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

The FASB has also issued SFAS No. 144, “Accounting for the Impairment of  Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which is effective January 1, 2002.  SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment.  The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

ITEM 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth under “ITEM 1A. RISK FACTORS” in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 2001, that may cause the actual results, performance and achievements of Lightbridge, Inc. to differ materially from those indicated by the forward-looking statements. Lightbridge anticipates that its business will be impacted by current and future economic conditions affecting the communications industry including, without limitation, decreases or delays in capital spending by communications providers and in new subscriber growth, global economic recession, economic and political instability in the domestic and international markets including, without limitation, the impact of terrorist threats and hostilities and the declaration of war or similar actions, dependence on a limited number of clients, difficulties associated with acquisitions including Corsair and Altawave, the need to develop and win market acceptance of new products and technologies, Lightbridge's ability to execute on its plans or strategies, and the impact of restructuring on Lightbridge’s business and operations. Lightbridge undertakes no obligations to update any forward-looking statements it makes.

Information set forth under the heading “ITEM 1A. Risk Factors” in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 2001 is incorporated as an exhibit to this Quarterly Report on Form 10-Q. Unless the context otherwise requires, “Lightbridge” and the “Company” refer collectively to Lightbridge, Inc. and its subsidiaries.

ALIAS, FRAUDBUSTER, FRAUD CENTURION, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PHONEPRINT, PROFILE, and TELESTO are registered trademarks of Lightbridge, and @RISK, ALLEGRO, ALTALINKS, ALTAWAVE, CAS, CORSAIR, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, HOTSWAP, INSIGHT, PHONEFUEL, POPS, POPS EXPRESS, PREPAY, PREPAY OPEN, RETAIL MANAGEMENT SYSTEM, RMS, and TELESTO PORTAL are trademarks of Lightbridge.  All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Critical Accounting Policies and Estimates

Lightbridge has identified and discussed certain critical accounting policies and estimates in its Annual Report on Form 10-K for the year ended December 31, 2001.  Those policies and estimates have been applied in the preparation of this quarterly report on Form 10-Q.  As such, during the quarter ended March 31, 2002 in applying its critical accounting policy regarding income taxes, the Company reduced the recorded valuation allowance on deferred tax assets by approximately $1.0 million as described in the Provision for Income Taxes section below.  The Company has not modified its critical accounting policies during the quarter ended March 31, 2002.

Overview

Lightbridge develops, markets and supports a network of  products and services for communication providers that supports the customer lifecycle including customer acquisition, customer relationship management (CRM), risk management, prepay and replenishment, and wireless data management. Lightbridge derives the majority of its revenues from clients located in the United States, and the remainder from international clients.

On February 7, 2001, Lightbridge completed its merger with Corsair Communications, Inc. (“Corsair”). In connection with the merger, Lightbridge recorded a charge, in the quarter ended March 31, 2001, of approximately $6.0 million, which has been paid in full, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million. In connection with the merger, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders, who received 0.5978 of a share of Lightbridge common stock in exchange for each share of Corsair common stock held.  In addition, the Company assumed the obligation to issue, upon exercise of outstanding Corsair options, approximately 1,587,000 shares of common stock.

On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. ("Altawave") in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals.  The condensed consolidated financial statements include the operations of Altawave from the acquisition date of February 22, 2002.

Lightbridge’s transaction services revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers.  The Company is also planning to offer services to authenticate the identity of customers engaged in on-line transactions.  These services are provided pursuant to contracts with carriers and others, which specify the services to be utilized and the markets to be served. The Company’s clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers and others utilizing the Company’s services in attracting subscribers and the markets served by the Company’s clients. Transaction services revenues are recognized in the period in which the services are performed.

The Company’s software licensing revenues consist of revenues attributable to the licensing of the Company’s CRM, risk management, prepay and wireless data management software. Lightbridge’s CRM products are designed to assist customers in interfacing with the Company’s transaction processing systems as well as to perform other point-of-sale and channel functionality. The Company’s risk management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. The Company’s PrePay system allows carriers to market prepaid wireless services to customers.  The Company’s wireless data management solutions allow wireless carriers a platform for the development and management of data contents and applications. While the Company’s software products are licensed as packaged software products, each of these products generally requires insignificant customization and integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectiblity have been determined.

The Company’s consulting and services revenues historically have been derived principally from providing consulting for customer acquisition and retention.  Lightbridge consulting services provides solution development and deployment consulting and business advisory services in the areas of customer acquisition, authentication, fraud management and retention.

             Revenues from consulting services are generally recognized as the services are performed, using the percentage-of-completion method, measured by labor hours.  Revenues from software maintenance contracts are also included in consulting and services revenues and are recognized ratably over the term of the maintenance agreement.

The Company’s hardware revenues historically have been derived in connection with sales of its Phoneprint and PrePay products.  Revenue from hardware is recognized upon shipment, unless testing, integration or other services are required, in which case it is recognized upon commissioning and acceptance of the product.  Revenue from hardware sold in conjunction with software is deferred until the software revenue is recognized.  The Company does not expect hardware revenues to be a significant component of revenue in the future.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Quarter ended March 31,
	2002	2001
Revenues:
Transaction	66.0%	52.4%
Software licensing	10.4	16.5
Consulting and services	22.0	21.8
Hardware	1.6	9.3
Total revenues	100.0	100.0
Cost of revenues:
Transaction	35.2	29.3
Software licensing	1.1	1.3
Consulting and services	10.9	9.5
Hardware	1.1	6.5
Total cost of revenues	48.3	46.6
Gross profit	51.7	53.4

Operating expenses:
Development	20.5	16.3
Sales and marketing	9.8	11.8
General and administrative	12.0	9.8
Merger-related costs	—	12.3
Purchased in-process research and development	4.3	—
Total operating expenses	46.6	50.2
Income from operations	5.1	3.2
Other income, net	1.7	2.5
Income before provision for income taxes	6.8	5.7
Income tax benefit.	(0.5)	(2.6)
Net income	7.3%	8.3%

Quarter Ended March 31, 2002 Compared with Quarter Ended March 31, 2001.

Revenues.   Revenues decreased by 23.1% to $37.9 million in the quarter ended March 31, 2002 from $49.3 million in the quarter ended March 31, 2001.

Transaction revenues decreased by 3.1% to $25.1 million in the quarter ended March 31, 2002 from $25.9 million in the quarter ended March 31, 2001, while increasing as a percentage of total revenues to 66.0% from 52.4%. The decrease in transaction revenues was principally due to a decrease in special program efforts and a change in the volume and mix of transactions processed through Lightbridge’s TeleServices Call Center.

The Company’s transaction revenues continue to reflect in large part the rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will continue to slow in upcoming years and that the rate of subscriber churn will remain fairly constant. Lightbridge also believes that it may experience decreases in the demand for its TeleServices business and changes in the combination of services acquired by clients that could negatively impact transaction revenues in 2002.

Software licensing revenues decreased by 51.4% to $4.0 million in the quarter ended March 31, 2002 from $8.2 million in the quarter ended March 31, 2001, while decreasing as a percentage of total revenues to 10.4% from 16.5%.  The decrease in software licensing revenues was due to the capital spending slowdown and decline in the telecommunications industry which extended to Lightbridge’s traditional analytical software products in risk management and retail management as well as the Company’s PrePay software product.  The Company expects that the capital spending slowdown and decline in the telecommunications industry will continue in 2002.

Lightbridge believes software licensing revenues are subject to fluctuation and are more difficult to anticipate than Lightbridge’s other types of revenues, due to the relatively large dollar magnitude and long sales cycles for software licenses. The sales cycles for domestic software licenses generally extend from six to nine months and may extend as long as eighteen months. Sales cycles for software licenses sold to international clients often are longer. The predictability of software licensing revenue is further impeded because Lightbridge’s licensed software is a discretionary purchase for most customers. A small number of licensing transactions may have a significant effect on Lightbridge’s performance within a given quarter.

Consulting and services revenues decreased to $8.4 million in the quarter ended March 31, 2002 from $10.8 million in the quarter ended March 31, 2001, while increasing as a percentage of total revenues to 22.0% from 21.8%.  The decrease in consulting and services revenue for the quarter ended March 31, 2002 was due to a decrease in software sales and the decline in the related integration, deployment, optimization and maintenance services provided in conjunction with software sales.

Hardware revenues decreased to $0.6 million in the quarter ended March 31, 2002 from $4.6 million in the quarter ended March 31, 2001 while decreasing as a percentage of total revenues to 1.6% from 9.3%. The decrease in hardware revenues was due to lower sales of PhonePrint, a legacy product, the revenues from which are expected to diminish as the use of analog technology declines. In addition, the Company’s PrePay hardware sales also decreased because Lightbridge’s latest version of PrePay software enables carriers to use locally sourced Interactive Voice Response Units (IVRs). Finally, hardware sales declined because a number of carriers continued to delay purchase decisions. The Company does not expect hardware revenues to be a significant component of revenue in 2002.

Cost of Revenues.   Cost of revenues consists primarily of personnel costs, costs of purchasing and maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the volume of transactions processed, the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company’s TeleServices Group, fluctuations in temporary versus permanent labor, and changes in the mix of total revenues among transactions, software licensing, consulting and services, and hardware. Transaction cost of revenues decreased by 7.6% to $13.4 million in the quarter ended March 31, 2002 from $14.5 million in the quarter ended March 31, 2001, while decreasing as a percentage of total transaction revenues to 53.4% from 56.0%. The decrease in transaction cost of revenues resulted principally from a decrease in costs attributable to the Company’s staff as a result of a decrease in transactions processed through Lightbridge’s TeleServices Call Center.  The decrease in transaction cost of revenues as a percentage of transaction revenue was primarily due to a change in the mix of services provided from the quarter ended March 31, 2001.  The Company believes that changes in the mix of services provided to clients will continue to effect cost of revenues in 2002.

Software licensing cost of revenues decreased slightly to $0.4 million in the quarter ended March 31, 2002 from $0.6 million in the quarter ended March 31, 2001 and also decreased as a percentage of revenues to 1.1% from 1.3%.  This decrease was attributable to the decrease in software revenues.

Consulting and services cost of revenues decreased by 12.0% to $4.1 million in the quarter ended March 31, 2002 from $4.7 million in the quarter ended March 31, 2001, while increasing as a percentage of total consulting and services revenues to 49.6% from 43.8%. The dollar decrease in consulting and services cost of revenue was due to a decrease in consulting revenue and projects.  The increase in consulting and services as a percentage of consulting and services revenue was primarily due to a decrease in utilization of the Company’s consulting resources.

Hardware cost of revenues decreased to $0.4 million in the quarter ended March 31, 2002 from $3.2 million in the quarter ended March 31, 2001 and also decreased as a percentage of revenue to 1.1% from 6.5%.  This decrease was attributable to the decrease in hardware revenues.

Development Costs.   Development expenses include software development costs, which consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

Development expenses decreased by 3.3% to $7.8 million in the quarter ended March 31, 2002 from $8.1 million in the quarter ended March 31, 2001, while increasing as a percentage of total revenues to 20.5% from 16.3%. The dollar decrease was primarily due to cost savings associated with the closing of the Company's Palo Alto, California facility.  These cost savings were partially offset by the addition of engineering personnel necessary to support Lightbridge’s product development plans. Included in these development efforts were the development of an enhanced version of Lightbridge’s risk management software product, FraudBuster, the continued enhancement of its customer acquisition system and retail management system, development of its risk management software product, Fraud Centurion, and continued development of its PrePay products. Lightbridge expects to continue to increase the dollar amount of its engineering and development efforts in order to enhance its existing products and services, including its CRM products, risk management, PrePay products and services, and Hotswap, its wireless data management solution, as well as to develop new products and services.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

Sales and marketing expenses decreased by 36.1% to $3.7 million for the quarter ended March 31, 2002 from $5.8 million in the quarter ended March 31, 2001, while decreasing as a percentage of total revenues to 9.8% from 11.8%. This decrease was primarily due to a decrease in headcount as a result of synergies attributable to the Lightbridge merger with Corsair and the closing of the Palo Alto facility, coupled with a decrease in costs associated with lower revenue levels.

General and Administrative.   General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services.

General and administrative expenses decreased slightly by 6.3% to $4.6 million in the quarter ended March 31, 2002 from $4.9 million in the quarter ended March 31, 2001, and increased as a percentage of total revenues to 12.0% from 9.8%.  The dollar decrease was primarily due to a decrease in headcount associated with the closing of the Palo Alto facility and the Company’s focus on efficient spending.  The increase in general and administrative expenses as a percentage of total revenues was due to lower revenues.

Merger Related Costs.   In connection with the Corsair merger, Lightbridge recorded a charge in the quarter ended March 31, 2001 of approximately $6.0 million, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million. There was no comparable charge in the quarter ended March 31, 2002.

Purchased In-process Research and Development.   In connection with the Altawave acquisition, Lightbridge recorded a charge in the quarter ended March 31, 2002 of approximately $1.6 million, for the cost of purchased in-process research and development. Lightbridge plans to spend approximately $400,000 to continue development of the technology it acquired from Altawave.  The projects are expected to be completed during the next twelve months.  There was no comparable charge in the quarter ended March 31, 2001.

The allocation of the Altawave purchase price was based upon an independent appraisal of the estimated fair value of the assets acquired and the liabilities assumed.  The purchase price of $ 4.0 million, and acquisition costs and assumed liabilities totaling  $0.9 million, were allocated as follows:

Estimated fair values
($ in millions)
Acquired technology	$1.3
Fixed assets	0.3
Goodwill	1.7
In-process research and development	1.6
Total purchase price	$4.9

Other Income, Net.   Other income, net consisted predominantly of interest income and decreased to $0.6 million in the quarter ended March 31, 2002 from $1.2 million in the quarter ended March 31, 2001. This decrease was primarily due to a significant decline in interest rates.

Provision for Income Taxes.   Lightbridge’s annual estimated effective tax rate was 34.5% (excluding the effect of a reduction in the valuation allowance) in the quarter ended March 31, 2002 compared to 36.5% (excluding merger related expenses and acquired net operating loss carryforwards of Corsair) in the quarter ended March 31, 2001.   The income tax provision for the quarter ended March 31, 2002 reflects a net benefit of  $0.2 million which consists of income taxes at an annual effective tax rate of 34.5%, offset by a $1.0 million tax benefit related to the reduction of the valuation allowance on acquired net operating loss carryforwards as it was determined that it was more likely than not that such net operating losses would be utilized.  The income tax provision for the quarter ended March 31, 2001 reflects a net benefit of  $1.3 million.  This was based upon an annual effective tax rate of 36.5%, offset by a $4.5 million tax benefit principally related to acquired net operating loss carryforwards of Corsair and the deductible portion of merger-related costs incurred with the acquisition of Corsair.

Restructuring

In November 2001, the Company announced that it was streamlining operations by closing its Palo Alto, California facility.  The Company recorded a restructuring charge of approximately $4.0 million, consisting of $2.9 million for workforce reductions and $1.1 million for facilities and related costs associated with the closure of its Palo Alto location.

The following summarizes the changes to the restructuring reserve for the quarter ended March 31, 2002:

	Balance at December 31, 2001	Utilized	Balance at March 31, 2002
	(In thousands)
Employee severance and termination benefits	$2,143	$1,043	$1,100
Facility closing and related costs	997	349	648
	$3,140	$1,392	$1,748

Liquidity and Capital Resources

As of March 31, 2002, Lightbridge had cash and cash equivalents and short-term investments of $122.3 million.  Lightbridge’s working capital increased slightly to $127.8 million at March 31, 2002 from $127.1 million at December 31, 2001.

During the first three months of 2002, the Company generated cash flows from operating and financing activities of $9.6 million and $1.1 million, respectively, and used $19.4 million in investing activities.

The Company’s capital expenditures totaled $2.0 million for the three months ended March 31, 2002. The capital expenditures during these periods were principally associated with the Company’s service delivery infrastructure and computer equipment for software development activities.

In August 2001, the Company elected to forego annual renewal of a $15.0 million unsecured working capital line of credit with a bank because the Company believed it had sufficient cash and short term investments to meet its then-current operating needs.  At the date of expiration, there were no borrowings outstanding under the working capital line of credit.  At March 31, 2001, the Company had an outstanding letter of credit in the amount of $1.0 million, which expires in May 2003.

Inflation

Although certain of Lightbridge’s expenses increase with general inflation in the economy, inflation has not had a material impact on Lightbridge’s financial results to date.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

The FASB has also issued SFAS No. 144, “Accounting for the Impairment of  Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which is effective January 1, 2002.  SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment.   The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

ITEM 3.            QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

The market risk exposure inherent in Lightbridge’s financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. Lightbridge is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents.  Cash and cash equivalents include short-term, highly liquid instruments, which consist primarily of money market accounts, purchased with remaining maturities of three months or less.  The Company’s short-term investments consist of debt securities maturing in one year or less and are classified as available for sale.  These investments are carried at fair value.  The Company does not execute transactions in or hold derivative financial instruments for trading or hedging purposes.

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

Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates.  This change, had it occurred, would not have been significant to Lightbridge’s financial position or results of operations during the quarter ended March 31, 2002.

The Company is not subject to any material market risk associated with foreign currency exchange rates.

For additional information about Lightbridge’s financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

NO.	DESCRIPTION

10.1

Separation Agreement and Release between Brian Connolly and the Company dated April 1, 2002

10.2

Memorandum Agreement between Harlan Plumley and the Company dated April 23, 2002

99.1	Information set forth under the heading “ITEM 1A. Risk Factors” in the Annual Report on Form 10-K of the Company for the year ended December 31, 2001 is incorporated herein by reference

(b)         Reports on Form 8-K

On February 1, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, that on January 31, 2002, Thomas Meyer resigned his position as president, chief operating officer and Director of Lightbridge.  In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the Separation Agreement and Release between Mr. Meyer and the Company, dated December 7, 2001.

On March 1, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, that on February 20, 2002, the Company completed an agreement to acquire Altawave Inc.  In an asset transaction, Lightbridge agreed to pay $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement by Altawave of certain revenue goals, plus the assumption of certain liabilities.  In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the Press Release regarding the acquisition, dated February 20, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.

Date: May 14, 2002	By:	/s/ Harlan Plumley
Harlan Plumley Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)