Form 10-Q
period 2002-06-30
LIGHTBRIDGE INC
filed 2002-08-14
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

As of August 2, 2002, there were 28,192,429 shares of the registrant’s common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$97,945	$107,499
Short-term investments	25,566	11,071
Accounts receivable, net	24,484	27,643
Inventories, net	52	263
Other current assets	7,012	7,346
Total current assets	155,059	153,822

Property and equipment, net	22,783	26,599
Deferred tax assets, net	6,853	5,015
Other assets, net	5,540	3,446

Total assets	$190,235	$188,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,680	$16,904
Deferred revenues	7,449	6,649
Reserve for restructuring	3,950	3,140
Total current liabilities	25,079	26,693
Long-term liabilities	571	667
Total liabilities	25,650	27,360
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,506,684 and 29,093,639 shares issued and 28,564,779 and 28,002,317 shares outstanding at June 30, 2002 and December 31, 2001, respectively	295	291
Additional paid-in capital	164,789	162,367
Warrants	206	206
Due from shareholder	(115)	(115)
Retained earnings	2,604	1,891
Less: treasury stock, at cost	(3,194)	(3,118)
Total stockholders’ equity	164,585	161,522

Total liabilities and stockholders’ equity	$190,235	$188,882

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share amounts)

	Quarter ended June 30,
	2002	2001
Revenues:
Transaction	$20,812	$25,054
Software licensing	2,829	8,896
Consulting and services	8,902	11,147
Hardware	798	741
Total revenues	33,341	45,838
Cost of revenues:
Transaction	12,975	13,380
Software licensing	332	617
Consulting and services	3,807	4,807
Hardware	630	486
Total cost of revenues	17,744	19,290
Gross profit	15,597	26,548

Operating expenses:
Development costs	7,398	8,400
Sales and marketing	3,322	5,158
General and administrative	4,985	4,835
Restructuring costs	3,616	—
Total operating expenses	19,321	18,393

Income (loss) from operations	(3,724)	8,155
Other income, net	584	1,117
Income (loss) before provision for income taxes	(3,140)	9,272
Income tax provision (benefit)	(1,083)	3,384
Net income (loss)	$(2,057)	$5,888

Basic earnings (loss) per common share	$(0.07)	$0.21

Diluted earnings (loss) per common share	$(0.07)	$0.20

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share amounts)

	Six months ended June 30,
	2002	2001
Revenues:
Transaction	$45,864	$50,916
Software licensing	6,786	17,050
Consulting and services	17,255	21,907
Hardware	1,382	5,311
Total revenues	71,287	95,184
Cost of revenues:
Transaction	26,345	27,856
Software licensing	727	1,255
Consulting and services	7,950	9,515
Hardware	1,043	3,680
Total cost of revenues	36,065	42,306
Gross profit	35,222	52,878

Operating expenses:
Development costs	15,183	16,451
Sales and marketing	7,058	11,003
General and administrative	9,538	9,695
Merger related costs	—	5,999
Purchased in-process research and development	1,618	—
Restructuring costs	3,616	—
Total operating expenses	37,013	43,148

Income (loss) from operations	(1,791)	9,730
Other income, net	1,216	2,339
Income (loss) before provision for income taxes	(575)	12,069
Income tax provision (benefit)	(1,288)	2,112
Net income	$713	$9,957

Basic earnings per common share	$0.03	$0.36

Diluted earnings per common share	$0.02	$0.35

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$713	$9,957
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	1,618	—
Depreciation and amortization	8,194	7,780
Deferred income taxes	(1,898)	(3,000)
Changes in assets and liabilities:
Accounts receivable	3,159	14,504
Inventories	211	1,896
Other assets	99	1,346
Restructuring reserve	810	—
Accounts payable and accrued liabilities	(3,021)	(10,294)
Deferred revenues	1,205	(2,838)
Other liabilities	(96)	(123)
Net cash provided by operating activities	10,994	19,228

Cash flows from investing activities:
Purchases of property and equipment	(3,454)	(5,637)
Purchase of short-term investments	(31,643)	(9,865)
Proceeds from sales and maturities of short-term investments	17,148	44,204
Acquisition of Altawave	(4,949)	—
Net cash provided by (used in) investing activities	(22,898)	28,702

Cash flows from financing activities:
Proceeds from issuance of common stock	2,426	2,418
Repurchase of common stock	(76)	—
Net cash provided by financing activities	2,350	2,418

Net increase (decrease) in cash and cash equivalents	(9,554)	50,348
Cash and cash equivalents, beginning of period	107,499	45,569
Cash and cash equivalents, end of period	$97,945	$95,917

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

On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. (“Altawave”) in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals.  The technology acquired from Altawave includes solutions that offer wireless carriers a service platform for the development and management of data content and applications. The condensed consolidated financial statements, as of June 30, 2002 and for the six months then ended, include the operations related to Altawave from the date of acquisition.

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

In accordance with Statement of Financial Accounting Standard No. 142 ("SFAS 142"), “Goodwill and Other Intangibles,” the Company is required to analyze the carrying value of goodwill and other intangible assets for impairment issues on an annual basis.  The Company will evaluate its carrying value of goodwill and other intangible assets against the estimated fair value of those assets.  If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value.  Estimated fair value will generally be determined based on discounted cash flows.  There was no goodwill carried on the balance sheet as of January 1, 2002.

In accordance with SFAS 142, the Company plans to amortize the acquired technology from Altawave over its estimated useful life of five years and measure the goodwill for impairment on at least an annual basis.  Lightbridge plans to spend approximately $400,000 to continue development of the technology it acquired from Altawave.  The development projects are expected to be completed within the next nine months.

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

3.            INVESTMENT

The Company has committed to invest up to $5.0 million in a limited partnership that invests in businesses within the wireless industry.  As of June 30, 2002, the Company has invested a total of $953,000, which is included in other assets.

4.            EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

A reconciliation of the shares used to compute basic EPS to those used for diluted EPS is as follows:

	Quarter ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Shares for basic computation	28,407	27,927	28,301	27,902
Options and warrants (treasury stock method)	—	1,022	545	956
Shares for diluted computation	28,407	28,949	28,846	28,858

Stock options and warrants convertible into common stock have been excluded from the diluted EPS computation in the quarter ended June 30, 2002, as they are anti-dilutive.  Had such shares been included, the number of shares for the diluted computation would have increased by approximately 494,000 shares.

5.            RESTRUCTURING RESERVES

In November 2001, the Company announced that it was closing its Palo Alto, California facility.  The Company recorded a restructuring charge of approximately $4.0 million, consisting of $2.9 million for workforce reductions and $1.1 million for facilities and related costs associated with the closure of its Palo Alto location.  The Company has not made any adjustments to the Palo Alto restructuring reserve and anticipates that all remaining related restructuring costs will be paid by the end of 2002.

In June 2002, the Company announced that it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of the 2002.  The Company recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million for workforce reductions, $1.3 million for facilities reductions and $0.7 million for capital equipment write-offs associated with these measures.  The restructuring plan resulted in the termination of 65 personnel as follows:  25 in product and service delivery, 22 in development, 11 in sales and marketing and 7 in general and administrative.  The Company anticipates that the majority of severance costs related to this restructuring will be paid by the end of 2002 and that all other costs relating to this restructuring will be paid by the end of 2003.

The following summarizes the changes to the November 2001 restructuring reserves for the six months ended June 30, 2002:

	Balance at December 31, 2001	Accrued	Utilized	Balance at June 30, 2002
	(In thousands)
Employee severance and termination benefits	$2,143	$—	$1,932	$211
Facility closing and related costs	997	—	874	123
	$3,140	$—	$2,806	$334

The following summarizes the changes to the June 2002 restructuring reserves for the six months ended June 30, 2002:

	Balance at December 31,2001	Accrued	Utilized	Balance at June 30, 2002
	(In thousands)
Employee severance and termination benefits	$—	$1,580	$—	$1,580
Facility closing and related costs	—	1,312	—	1,312
Capital equipment write-offs	—	724	—	724
	$—	$3,616	$—	$3,616

6.            PROVISION FOR (BENEFIT FROM) INCOME TAXES

Lightbridge’s annual estimated effective tax rate was 34.5% (excluding the effect of a reduction in the valuation allowance) in the quarter and six months ended June 30, 2002 compared to 36.5% (excluding merger-related expenses and acquired net operating loss carryforwards of Corsair) in the quarter and six months ended June 30, 2001.  The income tax provision for the six months ended June 30, 2002 reflects a net benefit of $1.3 million which consists of an income tax benefit at an annual effective tax rate of 34.5%, as well as a $1.0 million tax benefit related to the reduction of the valuation allowance on acquired net operating loss carryforwards, as it was determined that it was more likely than not that such net operating losses would be utilized.  The net benefit also reflects a tax benefit of $647,000 related to an in-process research and development charge recorded in connection with the acquisition of Altawave.  The long-term deferred tax asset increased to $6.9 million in the six months ended June 30, 2002 from $5.0 million as of December 31, 2001.  The increase is principally due to the reduction of the valuation allowance on acquired net operating loss carryforwards, as well as the tax benefit on the in-process research and development charge related to the Altawave acquisition.

The income tax provision for the six months ended June 30, 2001 reflects a net provision of $2.1 million.  This provision was based upon an annual effective tax rate of 36.5%, offset by a $4.5 million tax benefit principally related to acquired net operating loss carryforwards of Corsair and the deductible portion of merger-related costs incurred with the acquisition of Corsair.

7.            RECENT ACCOUNTING PRONOUNCEMENTS

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

Also in July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

The FASB has also issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which became effective January 1, 2002.  SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment.  The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

ITEM 2           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                        OPERATIONS

This Quarterly Report on Form 10-Q contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth under “ITEM 1A. RISK FACTORS” in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 2001, that may cause the actual results, performance and achievements of Lightbridge, Inc. to differ materially from those indicated by the forward-looking statements. Lightbridge anticipates that its business will be impacted by current and future economic conditions affecting the communications industry including, without limitation, decreases or delays in capital spending by communications providers and in new subscriber growth, the Company’s revenue concentration in the wireless telecommunications business and the declining subscriber growth rate in that business, the adverse impact that the financial and operating difficulties of the Company’s clients may have on the Company’s future revenues and financial and operating results, the possible negative impact that changes in the combination of services acquired by the Company's clients may have on its business, the possible negative impact on the Company's financial results if its tax benefits do not become fully recoverable, global economic recession, economic and political instability in the domestic and international markets including, without limitation, the impact of terrorist threats and hostilities and the declaration of war or similar actions, dependence on a limited number of clients, possible difficulties associated with acquisitions including Corsair and Altawave, the need to develop and win market acceptance of new products and technologies, Lightbridge's ability to execute on its plans or strategies, and the impact of restructuring and other charges on Lightbridge’s business and operations. Lightbridge undertakes no obligations to update any forward-looking statements it makes.

Information set forth under the heading “ITEM 1A. Risk Factors” in the Annual Report on Form 10-K of Lightbridge, Inc. for the year ended December 31, 2001 is incorporated as an exhibit to this Quarterly Report on Form 10-Q. Unless the context otherwise requires, “Lightbridge” and the “Company” refer collectively to Lightbridge, Inc. and its subsidiaries.

ALIAS, FRAUDBUSTER, FRAUD CENTURION, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PHONEPRINT, PROFILE, and TELESTO are registered trademarks of Lightbridge, and @RISK, ALLEGRO, ALTALINKS, ALTAWAVE, CAS, CORSAIR, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, HOTSWAP, INSIGHT, MOBILE DATA MANAGER, PHONEFUEL, POPS, POPS EXPRESS, PREPAY, PREPAY OPEN, RETAIL MANAGEMENT SYSTEM, RMS, and TELESTO PORTAL are trademarks of Lightbridge.  All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Critical Accounting Policies and Estimates

Lightbridge has identified and discussed certain critical accounting policies and estimates in its Annual Report on Form 10-K for the year ended December 31, 2001.  Those policies and estimates have been applied in the preparation of this Quarterly Report on Form 10-Q.  In applying its critical accounting policies, the Company made the following determinations:  (1) with regard to income taxes, during the six months ended June 30, 2002, the Company reduced the recorded valuation allowance on deferred tax assets by approximately $1.0 million as described in the related "Provision for (Benefit from) Income Taxes" section below, (2) with regard to allowance for doubtful accounts, during the quarter ended June 30, 2002, the Company increased the allowance by $200,000 to reflect the current estimate of uncollectible accounts, (3) with regard to revenue recognition, during the quarter ended June 30, 2002, the Company did not record approximately $2.0 million of transaction revenue from WorldCom, Inc. (“WorldCom”) due to doubts about collectibility stemming from WorldCom’s recent financial difficulties, (4) with regard to inventory valuation, during the quarter ended June 30, 2002, inventory was written down by approximately $99,000 to reflect the cost of spare parts on hand, (5) with regard to the reserve for notes receivable, during the quarter ended June 30, 2002, this reserve was increased by $425,000 to reflect the current estimate of collectibility.  The Company did not modify its critical accounting policies during the quarter ended June 30, 2002.

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

On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. ("Altawave") in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals.  The condensed consolidated financial statements include the operations related to Altawave from the acquisition date of February 22, 2002.

Lightbridge’s transaction services revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers.  The Company is also planning to offer services to authenticate the identity of customers engaged in on-line transactions (the “Authentication Services”).  These services are provided pursuant to contracts with carriers and others, which specify the services to be utilized and the markets to be served. The Company’s clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers and others utilizing the Company’s services in attracting subscribers and the markets served by the Company’s clients. Transaction services revenues are recognized in the period in which the services are performed.

The Company’s software licensing revenues consist of revenues attributable to the licensing of the Company’s CRM, risk management, prepay and wireless data management software. Lightbridge’s CRM products are designed to assist clients in interfacing with the Company’s transaction processing systems as well as to perform other point-of-sale and channel functionality. The Company’s risk management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. The Company’s PrePay system allows carriers to market prepaid wireless services to customers.  The Company’s wireless data management solutions allow wireless carriers a platform for the development and management of data contents and applications. While the Company’s software products are licensed as packaged software products, each of these products generally requires insignificant customization and integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectiblity have been determined.

Lightbridge consulting services are derived primarily from solution development and deployment consulting and business advisory services in the areas of customer acquisition, authentication, fraud management and retention.  Revenues from consulting services are generally recognized as the services are performed, using the percentage-of-completion method, measured by labor hours.  Revenues from software maintenance contracts are also included in consulting and services revenues and are recognized ratably over the term of the maintenance agreement.

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

In the quarter ended June 30, 2002, four clients accounted for 29%, 16%, 15% and 10% of the Company’s total revenues.  In the quarter ended June 30, 2001 three clients accounted for 19%, 18% and 16% of the Company’s total revenues.  In the six months ended June 30, 2002, four clients accounted for 29%, 16%, 16% and 10% of the Company’s total revenues.  In the six months ended June 30, 2001, three clients accounted for 19%, 18% and 17% of the Company’s total revenues.  A loss of one or more of these major clients, a bankruptcy or period of financial difficulty of one or more of these clients, a decrease in orders by one or more of these clients or a change in the combination of services purchased by one or more of these clients could adversely affect Lightbridge’s revenues, net income and margins.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Quarter ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Revenues:
Transaction	62.4%	54.7%	64.4%	53.5%
Software licensing	8.5	19.4	9.5	17.9
Consulting and services	26.7	24.3	24.2	23.0
Hardware	2.4	1.6	1.9	5.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Transaction	38.9	29.2	37.0	29.3
Software licensing	1.0	1.3	1.0	1.3
Consulting and services	11.4	10.5	11.2	10.0
Hardware	1.9	1.1	1.4	3.9
Total cost of revenues	53.2	42.1	50.6	44.5
Gross profit	46.8	57.9	49.4	55.5

Operating expenses:
Development costs	22.2	18.3	21.3	17.3
Sales and marketing	10.0	11.3	9.9	11.5
General and administrative	15.0	10.5	13.3	10.2
Merger-related costs	—	—	—	6.3
Purchased in-process research and development	—	—	2.3	—
Restructuring costs	10.8	—	5.1	—
Total operating expenses	58.0	40.1	51.9	45.3
Income (loss) from operations	(11.2)	17.8	(2.5)	10.2
Other income, net	1.8	2.4	1.7	2.5
Income (loss) before provision for income taxes	(9.4)	20.2	(0.8)	12.7
Income tax provision (benefit)	(3.2)	7.4	(1.8)	2.2
Net income (loss)	(6.2)%	12.8%	1.0%	10.5%

Quarter Ended June 30, 2002 Compared with Quarter Ended June 30, 2001.

Revenues.  Revenues decreased by 27.3% to $33.3 million in the quarter ended June 30, 2002 from $45.8 million in the quarter ended June 30, 2001.  During the quarter ended June 30, 2002, the Company provided approximately $2.0 million of transaction services to WorldCom, and did not record the corresponding revenue due to doubts about collectibility stemming from WorldCom’s recent financial difficulties.

Transaction revenues decreased by 16.9% to $20.8 million in the quarter ended June 30, 2002 from $25.1 million in the quarter ended June 30, 2001, while increasing as a percentage of total revenues to 62.4% from 54.7%. The decrease in transaction revenues was principally due to slower subscriber growth with respect to the Company’s carrier clients, resulting in a reduction in transaction volume.  The Company’s transactions revenues also declined as a result of reduced call volume and a change in the mix of services provided by Lightbridge’s TeleServices Call Center.

The Company’s transaction revenues continue to reflect in large part the rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will continue to slow in the current year and in upcoming years and that the rate of subscriber churn will remain fairly constant. Lightbridge also believes that it may experience decreases in the demand for its TeleServices business and changes in the combination of services acquired by clients that could negatively impact transaction revenues in 2002.

Software licensing revenues decreased by 68.2% to $2.8 million in the quarter ended June 30, 2002 from $8.9 million in the quarter ended June 30, 2001, and also decreased as a percentage of total revenues to 8.5% from 19.4%.  The decrease in software licensing revenues was due to the continued capital spending slowdown and decline in the telecommunications industry which extended to Lightbridge’s traditional analytical software products in risk management and retail management as well as the Company’s PrePay software product.  These forces similarly affected sales of the Company’s Mobile Data Manager product (formerly knows as Hotswap), acquired from Altawave.  The Company expects that the capital spending slowdown and decline in the telecommunications industry will continue in the second half of 2002.

Lightbridge believes software licensing revenues are subject to fluctuation and are more difficult to anticipate than Lightbridge’s other types of revenues, due to the relatively large dollar magnitude and long sales cycles for software licenses. The sales cycles for domestic software licenses generally extend from six to nine months and may extend as long as eighteen months. Sales cycles for software licenses sold to international clients often are longer. The predictability of software licensing revenue is further impeded because Lightbridge’s licensed software is a discretionary purchase for most customers and many of these sales are made through a distribution relationship.  A small number of licensing transactions may have a significant effect on Lightbridge’s performance within a given quarter.

Consulting and services revenues decreased to $8.9 million in the quarter ended June 30, 2002 from $11.1 million in the quarter ended June 30, 2001, while increasing as a percentage of total revenues to 26.7% from 24.3%.  The decrease in consulting and services revenue for the quarter ended June 30, 2002 was due to a decrease in software sales and the decline in the related integration, deployment, optimization and maintenance services provided in conjunction with software sales.  Revenue in this segment remains substantially dependent on prior and current quarter software sales.

Hardware revenues increased slightly to $0.8 million in the quarter ended June 30, 2002 from $0.7 million in the quarter ended June 30, 2001 and also increased as a percentage of total revenues to 2.4% from 1.6%.  The Company does not expect hardware revenues to be a significant component of revenue in 2002 or beyond.

Cost of Revenues.  Cost of revenues consists primarily of personnel costs, costs of purchasing and maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks), amortization of capitalized software and acquired technology and facilities expense. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the volume of transactions processed, the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company’s TeleServices Group, fluctuations in temporary versus permanent labor, and changes in the mix of total revenues among transactions, software licensing, consulting and services and hardware.

Transaction cost of revenues decreased by 3.0% to $13.0 million in the quarter ended June 30, 2002 from $13.4 million in the quarter ended June 30, 2001, while increasing as a percentage of total transaction revenues to 62.3% from 53.4%. The decline in transaction cost of revenues resulted principally from a decrease in costs attributable to the Company’s staff as a result of a lower volume in transactions processed through Lightbridge’s TeleServices Call Center.  The increase in transaction cost of revenues as a percentage of transaction revenue was affected by approximately $500,000 in costs incurred in providing services to WorldCom, as described above, where the corresponding revenue was not recorded.  In addition, the percentage increase in cost of transaction revenues as a percentage of transaction revenue was also due to a change in the mix of services provided from the quarter ended June 30, 2001.  The Company believes that changes in the mix of services provided to clients will continue to affect cost of revenues throughout the remainder of 2002.

Software licensing cost of revenues decreased slightly to $0.3 million in the quarter ended June 30, 2002 from $0.6 million in the quarter ended June 30, 2001, and also decreased as a percentage of revenues to 1.0% from 1.3%.  The decrease was attributable to the decrease in software revenues.

Consulting and services cost of revenues decreased by 20.8% to $3.8 million in the quarter ended June 30, 2002 from $4.8 million in the quarter ended June 30, 2001, and also decreased slightly as a percentage of total consulting and services revenues to 42.8% from 43.1%. The decrease in consulting and services cost of revenue was due to a decrease in consulting projects and revenue.

Hardware cost of revenues increased to $0.6 million in the quarter ended June 30, 2002 from $0.5 million in the quarter ended June 30, 2001 and also increased as a percentage of revenue to 1.9% from 1.1%.  This increase was attributable to the increase in hardware revenues as well as a write down of inventory to reflect the cost of spare parts on hand.

Development Costs.  Development expenses include software development costs, which consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services.

Development expenses decreased by 11.9% to $7.4 million in the quarter ended June 30, 2002 from $8.4 million in the quarter ended June 30, 2001, while increasing as a percentage of total revenues to 22.2% from 18.3%. The decrease was primarily due to cost savings associated with the closing of the Company's Palo Alto, California facility.  These cost savings were partially offset by the addition of engineering personnel necessary to support Lightbridge’s product development plans. Included in these development efforts were the continued enhancement of its customer acquisition system and retail management system, the continued development of its risk management software product, Fraud Centurion, the continued development of its PrePay and Mobile Data Manager products and the continued development of its Authentication Services offering. Lightbridge expects to continue to increase the dollar amount of its engineering and development efforts in order to enhance its existing products and services, as well as to develop new products and services.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

Sales and marketing expenses decreased by 35.6% to $3.3 million in the quarter ended June 30, 2002 from $5.2 million in the quarter ended June 30, 2001, and also decreased as a percentage of total revenues to 10.0% from 11.3%. This decrease was primarily due to a decrease in headcount as a result of synergies attributable to the Lightbridge merger with Corsair and the closing of the Palo Alto facility, coupled with a decrease in costs associated with lower revenue levels.

General and Administrative.  General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services.

General and administrative expenses increased slightly by 3.1% to $5.0 million in the quarter ended June 30, 2002 from $4.8 million in the quarter ended June 30, 2001, and also increased as a percentage of total revenues to 15.0% from 10.5%.  The increase was primarily due to an increase in the allowance for doubtful accounts offset by a decrease in headcount associated with the closing of the Palo Alto facility.

Other Income, Net.  Other income, net consisted predominantly of interest income and decreased to $0.6 million in the quarter ended June 30, 2002 from $1.1 million in the quarter ended June 30, 2001. This decrease was primarily due to a significant decline in interest rates.

Provision for (Benefit from) Income Taxes.  Lightbridge’s effective tax rate was 34.5% and 36.5% for the quarters ended June 30, 2002 and 2001, respectively.  The Company anticipates that the tax benefit recorded in 2002 will be fully recoverable through future taxable income and or carry back ability.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001.

Revenues.  Revenues decreased by 25.1% to $71.3 million in the six months ended June 30, 2002 from $95.2 million in the six months ended June 30, 2001.  During the quarter ended June 30, 2002, the Company provided approximately $2.0 million of transaction services to WorldCom, and did not record the corresponding revenue due to doubts about collectibility stemming from WorldCom’s recent financial difficulties.

Transaction revenues decreased by 9.9% to $45.9 million in the six months ended June 30, 2002 from $50.9 million in the six months ended June 30, 2001, while increasing as a percentage of total revenues to 64.4% from 53.5%. The decrease in transaction revenues was principally due to slower subscriber growth with respect to the Company’s carrier clients, resulting in a reduction in transaction volume. The Company’s transaction revenue also declined as a result of reduced call volume and a change in the mix of services provided by Lightbridge’s TeleServices Call Center.

Software licensing revenues decreased by 60.2% to $6.8 million in the six months ended June 30, 2002 from $17.1 million in the six months ended June 30, 2001, and also decreased as a percentage of total revenues to 9.5% from 17.9%.  The decrease in software licensing revenues was due to the continued capital spending slowdown and decline in the telecommunications industry which extended to Lightbridge’s traditional analytical software products in risk management and retail management as well as the Company’s PrePay software product.

Consulting and services revenues decreased to $17.3 million in the six months ended June 30, 2002 from $21.9 million in the six months ended June 30, 2001, while increasing as a percentage of total revenues to 24.2% from 23.0%.  The decrease in consulting and services revenue for the six months ended June 30, 2002 was due to a decline in software sales and the related integration, deployment, optimization and maintenance services provided in conjunction with software sales.

Hardware revenues decreased to $1.4 million in the six months ended June 30, 2002 from $5.3 million in the six months ended June 30, 2001, and also decreased as a percentage of total revenues to 1.9% from 5.6%. The decrease in hardware revenues was due to lower sales of PhonePrint, a legacy product.  Revenues from PhonePrint are expected to end by the fourth quarter of 2002.  In addition, the Company’s PrePay hardware sales also decreased because Lightbridge’s latest version of PrePay software enables carriers to use locally sourced Interactive Voice Response Units (IVRs). Finally, hardware sales declined because a number of carriers continued to delay purchase decisions.

Cost of Revenues.  Transaction cost of revenues decreased by 5.4% to $26.3 million in the six months ended June 30, 2002 from $27.9 million in the six months ended June 30, 2001, and increased as a percentage of total transaction revenues to 57.4% from 54.7%. The decrease in transaction cost of revenues resulted principally from a decrease in costs attributable to the Company’s staff as a result of lower transaction volume processed through Lightbridge’s TeleServices Call Center.

Software licensing cost of revenues decreased to $0.7 million in the six months ended June 30, 2002 from $1.3 million in the six months ended June 30, 2001, and also decreased as a percentage of revenues to 1.0% from 1.3%.  The decrease in was attributable to the decline in software revenues.

Consulting and services cost of revenues decreased by 16.4% to $8.0 million in the six months ended June 30, 2002 from $9.5 million in the six months ended June 30, 2001, while increasing as a percentage of total consulting and services revenues to 46.1% from 43.4%. The dollar decrease in consulting and services cost of revenue was due to a decrease in consulting projects and revenue.  The increase in consulting and services as a percentage of revenue was primarily due to a decrease in utilization of the Company’s consulting resources.

Hardware cost of revenues decreased to $1.0 million in the six months ended June 30, 2002 from $3.7 million in the six months ended June 30, 2001, and also decreased as a percentage of revenue to 1.4% from 3.9%.  This decrease was attributable to lower hardware revenues.

Development Costs.  Development expenses decreased by 7.7% to $15.2 million in the six months ended June 30, 2002 from $16.5 million in the six months ended June 30, 2001, while increasing as a percentage of total revenues to 21.3% from 17.3%. The decrease was primarily due to cost savings associated with the closing of the Company's Palo Alto, California facility.  These cost savings were partially offset by the addition of engineering personnel necessary to support Lightbridge’s product development plans. Included in these development efforts were the development of an enhanced version of Lightbridge’s risk management profiling software product, FraudBuster, the continued enhancement of its customer acquisition system and retail management system, the continued development of its risk management software product, Fraud Centurion, the continued development of its PrePay and Mobile Data Manager products and the continued development of its Authentication Services offering.

Sales and Marketing.  Sales and marketing expenses decreased by 35.9% to $7.1 million for the six months ended June 30, 2002 from $11.0 million in the six months ended June 30, 2001, and also decreased as a percentage of total revenues to 9.9% from 11.5%. This decrease was primarily due to reduced headcount as a result of synergies attributable to the Lightbridge merger with Corsair and the closing of the Palo Alto facility, coupled with a decrease in costs associated with lower revenue levels.

General and Administrative.  General and administrative expenses decreased by 1.6% to $9.5 million in the six months ended June 30, 2002 from $9.7 million in the six months ended June 30, 2001, while increasing as a percentage of total revenues to 13.3% from 10.2%.  The dollar decrease was primarily due to a decrease in headcount associated with the closing of the Palo Alto facility and the Company’s efforts to limit spending.  The increase in general and administrative expenses as a percentage of total revenues was due to lower sales.

Other Income, Net.  Other income, net consisted predominantly of interest income and decreased to $1.2 million in the six months ended June 30, 2002 from $2.3 million in the six months ended June 30, 2001. This decrease was primarily due to a significant decline in interest rates.

Provision for (Benefit from) Income Taxes.  Lightbridge’s annual estimated effective tax rate was 34.5% (excluding the effect of a reduction in the valuation allowance) in the six months ended June 30, 2002 compared to 36.5% (excluding merger-related expenses and acquired net operating loss carryforwards of Corsair) in the six months ended June 30, 2001.  The income tax provision for the six months ended June 30, 2002 reflects a net benefit of  $1.3 million which consists of an income tax benefit at an annual effective tax rate of 34.5%, as well as a $1.0 million tax benefit related to the reduction of the valuation allowance on acquired net operating loss carryforwards, as it was determined that it was more likely than not that such net operating losses would be utilized.  The net benefit also reflects a tax benefit of $647,000 related to an in-process research and development charge recorded in connection with the acquisition of Altawave.  The long-term deferred tax asset increased to $6.9 million in the six months ended June 30, 2002 from $5.0 million as of December 31, 2001.  The increase is principally due to the reduction of the valuation allowance on acquired net operating loss carryforwards, as well as the tax benefit on the in-process research and development charge related to the Altawave acquisition.  The Company anticipates that the tax benefit recorded in 2002 will be fully recoverable through future taxable income and or carry back ability.

The income tax provision for the six months ended June 30, 2001 reflects a net provision of  $2.1 million.  This provision was based upon an annual effective tax rate of 36.5%, offset by a $4.5 million tax benefit principally related to acquired net operating loss carryforwards of Corsair and the deductible portion of merger-related costs incurred with the acquisition of Corsair.

Restructurings

In November 2001, the Company announced that it was closing its Palo Alto, California facility.  The Company recorded a restructuring charge of approximately $4.0 million, consisting of $2.9 million for workforce reductions and $1.1 million for facilities and related costs associated with the closure of its Palo Alto location.

In June 2002, the Company announced that it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002.  The Company recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million for workforce reductions, $1.3 million for facilities reductions and $0.7 million for capital equipment write-offs associated with these measures.  The restructuring plan resulted in the termination of 65 personnel as follows:  25 in product and service delivery, 22 in development, 11 in sales and marketing and 7 in general and administrative.  The Company anticipates that the majority of severance costs related to this restructuring will be paid by the end of 2002 and that all other costs relating to this restructuring will be paid by the end of 2003.

The following summarizes the changes to the November 2001 restructuring reserves for the six months ended June 30, 2002:

	Balance at December 31, 2001	Accrued	Utilized	Balance at June 30, 2002
	(In thousands)
Employee severance and termination benefits	$2,143	$—	$1,932	$211
Facility closing and related costs	997	—	874	123
	$3,140	$—	$2,806	$334

The following summarizes the changes to the June 2002 restructuring reserves for the six months ended June 30, 2002:

	Balance at December 31, 2001	Accrued	Utilized	Balance at June 30, 2002
	(In thousands)
Employee severance and termination benefits	$—	$1,580	$—	$1,580
Facility closing and related costs	—	1,312	—	1,312
Capital equipment write-offs	—	724	—	724
	$—	$3,616	$—	$3,616

Liquidity and Capital Resources

As of June 30, 2002, Lightbridge had cash and cash equivalents and short-term investments of $123.5 million.  Lightbridge’s working capital increased slightly to $130.0 million at June 30, 2002 from $127.1 million at December 31, 2001.

During the first half of 2002, the Company generated cash flows from operating and financing activities of $11.0 million and $2.4 million, respectively, and used $22.9 million in investing activities.

The Company’s capital expenditures totaled $3.5 million for the six months ended June 30, 2002. The capital expenditures during these periods were principally associated with the Company’s service delivery infrastructure and computer equipment for software development activities.

In August 2001, the Company elected to forego annual renewal of a $15.0 million unsecured working capital line of credit with a bank because the Company believed it had sufficient cash and short-term investments to meet its then-current operating needs.  At the date of expiration, there were no borrowings outstanding under the working capital line of credit.  At June 30, 2002, the Company had an outstanding letter of credit in the amount of $1.0 million, which expires in May 2003.  The Company believes that its current cash balances will be sufficient to finance the Company’s operations, capital expenditures and research and development until at least the end of 2002.

Inflation

Although certain of Lightbridge’s expenses increase with general inflation in the economy, inflation has not had a material impact on Lightbridge’s financial results to date.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 141, “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

Also in July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

The FASB has also issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which became effective January 1, 2002.  SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment.  The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

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

Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates.  This change, had it occurred, would not have been significant to Lightbridge’s financial position or results of operations during the quarter ended June 30, 2002.

The Company is not subject to any material market risk associated with foreign currency exchange rates.

For additional information about Lightbridge’s financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Certification Under Sarbanes-Oxley Act

Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

NO.	DESCRIPTION

10.1

Separation Agreement and Release between Carla Marcinowski and the Company dated June 28, 2002

10.2

Letter Agreement between Thomas Reynolds and the Company dated July 19, 2002

99.1	Information set forth under the heading “ITEM 1A. Risk Factors” in the Annual Report on Form 10-K of the Company for the year ended December 31, 2001 is incorporated herein by reference

(b)        Reports on Form 8-K

On June 27, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, that it anticipated lower than expected 2002 second quarter revenues, as well as plans to reduce its workforce by 7% and consolidate its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities.  In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the Press Release regarding the anticipated lower revenues and restructuring plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.

Date: August 14, 2002	By:	/s/ Harlan Plumley
Harlan Plumley Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)