Form 10-Q
period 2002-09-30
LIGHTBRIDGE INC
filed 2002-11-15
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
(Address of Principal Executive Offices) (Zip Code)

(781) 359-4000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

As of November 1, 2002, there were 27,507,707 shares of the registrant’s common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$88,298	$107,499
Short-term investments	29,346	11,071
Accounts receivable, net	24,452	27,643
Inventories, net	—	263
Other current assets	7,247	7,346
Total current assets	149,343	153,822

Property and equipment, net	18,882	26,599
Deferred tax assets, net	6,853	5,015
Other assets, net	4,893	3,446

Total assets	$179,971	$188,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,619	$16,904
Deferred revenues	4,568	6,649
Reserve for restructuring	1,631	3,140
Total current liabilities	19,818	26,693
Long-term liabilities	476	667
Total liabilities	20,294	27,360
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,392,300 and 29,093,639 shares issued and 27,513,495 and 28,002,317 shares outstanding at September 30, 2002 and December 31, 2001, respectively	296	291
Additional paid-in capital	165,047	162,367
Warrants	206	206
Due from shareholder	(115)	(115)
Retained earnings	4,345	1,891
Less: treasury stock, at cost	(10,102)	(3,118)
Total stockholders’ equity	159,677	161,522

Total liabilities and stockholders’ equity	$179,971	$188,882

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share amounts)

	Quarter ended September 30,
	2002	2001
Revenues:
Transaction	$21,117	$26,926
Software licensing	1,769	2,446
Consulting and services	8,048	10,153
Hardware	620	486
Total revenues	31,554	40,011
Cost of revenues:
Transaction	11,760	13,817
Software licensing	315	531
Consulting and services	2,898	4,389
Hardware	485	384
Total cost of revenues	15,458	19,121
Gross profit:
Transaction	9,357	13,109
Software licensing	1,454	1,915
Consulting and services	5,150	5,764
Hardware	135	102
Total gross profit	16,096	20,890
Operating expenses:
Development costs	7,095	7,856
Sales and marketing	3,103	4,863
General and administrative	4,083	4,887
Total operating expenses	14,281	17,606

Income from operations	1,815	3,284
Other income, net	607	1,018
Income before provision for income taxes	2,422	4,302
Income tax provision	681	1,235
Net income	$1,741	$3,067

Basic earnings per common share	$0.06	$0.11

Diluted earnings per common share	$0.06	$0.11

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share amounts)

	Nine months ended September 30,
	2002	2001
Revenues:
Transaction	$66,981	$77,842
Software licensing	8,555	19,496
Consulting and services	25,303	32,060
Hardware	2,002	5,797
Total revenues	102,841	135,195
Cost of revenues:
Transaction	38,105	41,673
Software licensing	1,042	1,786
Consulting and services	10,848	13,904
Hardware	1,528	4,064
Total cost of revenues	51,523	61,427
Gross profit:
Transaction	28,876	36,169
Software licensing	7,513	17,710
Consulting and services	14,455	18,156
Hardware	474	1,733
Total gross profit	51,318	73,768
Operating expenses:
Development costs	22,278	24,307
Sales and marketing	10,161	15,866
General and administrative	13,621	14,582
Merger related costs	—	5,999
Purchased in-process research and development	1,618	—
Restructuring costs	3,616	—
Total operating expenses	51,294	60,754

Income from operations	24	13,014
Other income, net	1,823	3,357
Income before provision for income taxes	1,847	16,371
Income tax provision (benefit)	(607)	3,347
Net income	$2,454	$13,024

Basic earnings per common share	$0.09	$0.47

Diluted earnings per common share	$0.09	$0.45

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$2,454	$13,024
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased in-process research and development	1,618	—
Depreciation and amortization	11,990	11,638
Deferred income taxes	(1,898)	(3,000)
Changes in assets and liabilities:
Accounts receivable	3,191	16,643
Inventories	263	1,952
Other assets	281	1,300
Restructuring reserve	(1,509)	—
Accounts payable and accrued liabilities	(3,082)	(10,637)
Deferred revenues	(1,676)	(4,182)
Other liabilities	(191)	(184)
Net cash provided by operating activities	11,441	26,554

Cash flows from investing activities:
Purchases of property and equipment	(3,854)	(8,986)
Disposal of property and equipment due to restructuring	735	—
Purchase of short-term investments	(71,255)	(9,865)
Proceeds from sales and maturities of short-term investments	52,980	46,178
Acquisition of Altawave	(4,949)	—
Net cash provided by (used in) investing activities	(26,343)	27,327

Cash flows from financing activities:
Proceeds from issuance of common stock	2,685	2,796
Repurchase of common stock	(6,984)	—
Net cash provided by (used in) financing activities	(4,299)	2,796

Net increase (decrease) in cash and cash equivalents	(19,201)	56,677
Cash and cash equivalents, beginning of period	107,499	45,569
Cash and cash equivalents, end of period	$88,298	$102,246

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (collectively, “Lightbridge” or the “Company”).  Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge’s financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge’s annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2001.

Merger with Corsair Communications, Inc.

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

Acquisition of Altawave, Inc.

On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. (“Altawave”) in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals.  The condensed consolidated financial statements, as of September 30, 2002 and for the nine months then ended, include the operations related to Altawave from the date of acquisition.   Pro forma information regarding the impact of the Altawave acquisition had it closed on January 1, 2001 is not material and therefore has not been presented.

The allocation of the Altawave purchase price was based upon an independent appraisal of the estimated fair value of the assets acquired and the liabilities assumed.  The initial purchase price of  $4.0 million, together with acquisition costs and assumed liabilities totaling  $0.9 million, was allocated as follows:

Estimated fair values
($ in millions)
Acquired technology	$1.3
Fixed assets	0.3
Goodwill	1.7
In-process research and development	1.6
Total purchase price	$4.9

Any additional contingent consideration that may be paid in connection with the Altawave acquisition will be recorded as goodwill when the underlying conditions are met and payment becomes probable.

In connection with the Altawave acquisition, the Company recorded a $1.6 million charge during the first quarter of 2002 for several in-process research and development (“IPR&D”) projects. The technology acquired from Altawave includes solutions that offer wireless carriers and enterprises a service platform for the development and management of data content and applications.The complexity of the technology lies in its comprehensive, secure and scalable characteristics.  The research projects in process at the date of acquisition related to the development of the Mobile Data Manager (“MDM”) suite of products consisting of MDM Server, MDM Administration, MDM Altalinks and MDM Provisioner, and the Consumer Group Applications (“CGA”).  Development on the technology was started in 2000.

The value of the projects was determined by an independent appraiser using the income approach. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of total research and development expenses expected to bring the projects to technological feasibility.  At the acquisition date, the Company estimated that the MDM suite of products and CGA were approximately 70% and 32% complete, respectively, with fair values of approximately  $1.0 million and $0.6 million, respectively. The discount rate used for the fair value calculation was 37% for the MDM suite of products and 44% for CGA.  At the date of acqusition, development of the technology involved risks to the Company including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology.

Lightbridge completed the development of the MDM suite of products in the quarter ended September 30, 2002, having spent approximately $150,000 dollars on the project after the acquisition.  Total cost to complete the CGA project is estimated to be approximately $300,000, of which approximately $50,000 had been spent through September 30, 2002.  The CGA project is progressing according to plan and is expected to be complete within the next six months.  If the development of the technology is not completed on schedule, the potential consequences to the Company may be increased development costs and increased competition from other companies that have competitive products in the market.

In connection with the acquisition, the Company recorded goodwill of $1.7 million.  Accordingly, the Company is required to test such goodwill for impairment on at least an annual basis.  The Company expects to adopt January 1st as the date of the annual impairment test and, therefore, will perform the annual impairment test on January 1, 2003.  The Company is not aware of any events or circumstances which would more likely than not reduce the fair value of the reporting unit that contains Altawave below the carrying value of that reporting unit.  In accordance with Statement of Financial Accounting Standards 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” the Company plans to amortize the acquired technology from Altawave over its estimated useful life of five years and measure the goodwill for impairment on at least an annual basis.

2.            REVENUE RECOGNITION

The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and hardware sold in conjunction with certain software licenses.

Revenues from processing of qualification and activation transactions are recognized in the period in which services are performed.

The Company’s software license agreements have typically provided for an initial license fee and annual maintenance fees based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions in certain circumstances.  Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined.  To the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value or by the residual method. Revenue from customer maintenance and support agreements is deferred and recognized ratably over the term of the agreements. Revenue from consulting services is recognized as those services are rendered. Revenue from hardware sales is recognized upon shipment, unless testing, integration or implementation services are required, in which case hardware revenue is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software licenses is deferred until the related license revenue is recognized.

3.             INVESTMENT

The Company has committed to invest up to $5.0 million in a limited partnership that invests in businesses within the wireless industry.  The Company’s ownership interest in the partnership is approximately 25%, all of which is a limited partnership interest.  The Company uses the equity method of accounting for this investment.  As of September 30, 2002, the Company had invested a total of $953,000 in the limited partnership, which is included in other assets.  The Company’s proportionate share of the income or loss of the limited partnership has not been significant to date.

4.            EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

A reconciliation of the shares used to compute basic EPS to those used for diluted EPS is as follows:

	Quarter ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Shares for basic computation	27,982	28,087	28,194	27,954
Options and warrants (treasury stock method)	296	696	453	860
Shares for diluted computation	28,278	28,783	28,647	28,814

5.            RESTRUCTURING RESERVES

In November 2001, the Company announced that it was closing its Palo Alto, California facility.  The Company recorded a restructuring charge of approximately $4.0 million, consisting of $2.9 million for workforce reductions and $1.1 million for facilities and related costs associated with the closure of its Palo Alto location.  The Company has not made any adjustments to the Palo Alto restructuring reserve and all related restructuring costs have been paid as of September 30, 2002.

In June 2002, the Company announced it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of the 2002.  The Company recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million for workforce reductions, $1.3 million for facilities reductions including lease obligations, utilities and security costs on unused space and $0.7 million for capital equipment write-offs associated with these measures.  The restructuring plan resulted in the termination of 65 personnel as follows:  25 in product and service delivery, 22 in development, 11 in sales and marketing and 7 in general and administrative.  The Company anticipates the majority of severance costs related to this restructuring will be paid by the end of 2002, and that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2005.

The following summarizes the changes to the November 2001 restructuring reserves for the nine months ended September 30, 2002:

	Balance at December 31, 2001	Accrued	Utilized	Balance at September 30, 2002
	(In thousands)
Employee severance and termination benefits	$2,143	$—	$2,143	$—
Facility closing and related costs	997	—	997	—
	$3,140	$—	$3,140	$—

The following summarizes the changes to the June 2002 restructuring reserves for the nine months ended September 30, 2002:

	Balance at December 31, 2001	Accrued	Utilized	Balance at September 30, 2002
	(In thousands)
Employee severance and termination benefits	$—	$1,580	$1,147	$433
Facility closing and related costs	—	1,312	114	1,198
Capital equipment write-offs	—	724	724	—
	$—	$3,616	$1,985	$1,631

6.            PROVISION FOR (BENEFIT FROM) INCOME TAXES

Lightbridge provides for income tax expense or benefit using the rate expected to be effective for the entire fiscal year.  This rate is adjusted for material one-time items, such as non-deductible costs associated with mergers or other charges and adjustments to valuation allowances.

A reconciliation from the statutory U.S. tax rate to the effective rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Statutory federal income tax rate	35%	35%	35%	35%
State taxes, net of federal benefit	6	6	6	6
Credits and other	(13)	(12)	(20)	(7)
Non-deductible items	—	—	—	4
Change in valuation allowance	—	—	(54)	(18)
Effective tax rate	28%	29%	(33)%	20%

Valuation allowances are reversed when it appears more likely than not that the deferred tax assets to which the reserves relate will be released.

7.            RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 did not have a significant impact on the Company’s financial statements.

Also in July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization and that goodwill be tested for impairment at least annually under a two-step process.  The first step tests for impairment, and the second step (if necessary) measures the impairment.  SFAS 142 also requires that the Company perform an impairment test between annual tests should events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value of the reporting unit.  The adoption of SFAS 142 did not have a significant impact on the Company’s financial statements.

The FASB has also issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which became effective January 1, 2002.  SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment.  The adoption of SFAS 144 did not have a significant impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections.” For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS 145 also amends SFAS No. 13 for certain sales-leaseback and sublease accounting. The Company is required to adopt the provisions of SFAS 145 on January 1, 2003. The Company believes the adoption of SFAS 145 will not have a significant impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including those described in Note 5, are accounted for under EITF No. 94-3. The Company believes the adoption of SFAS 146 will not have a significant impact on the Company’s financial statements.

ITEM 2                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth under “ITEM 1A. RISK FACTORS” in the Annual Report on Form 10-K of Lightbridge for the year ended December 31, 2001, that may cause the actual results, performance and achievements of Lightbridge to differ materially from those indicated by the forward-looking statements. Lightbridge anticipates that its business will be impacted by current and future economic conditions affecting the communications industry including, without limitation, decreases or delays in capital spending by communications providers, increasing dependence on a limited number of clients, the Company’s revenue concentration in the wireless telecommunications business and the declining subscriber growth rate in that business, the impact of competitive products, services and pricing on the Company and its clients, the adverse impact that the financial and operating difficulties of the Company’s clients may have on the Company’s future revenues and financial and operating results, the possible negative impact that changes in the combination of services acquired by the Company’s clients may have on its business, the possible negative impact on the Company’s financial results if its tax benefits do not become fully recoverable, global economic recession, economic and political instability in the domestic and international markets including, without limitation, the impact of terrorist threats and hostilities and the declaration of war or similar actions, possible difficulties associated with acquisitions including Corsair and Altawave, the need to develop and win market acceptance of new products, services and technologies and to enhance its existing products, services and technologies, Lightbridge’s ability to execute on its plans or strategies, and the impact of restructuring and other charges on Lightbridge’s business and operations. Lightbridge undertakes no obligations to update any forward-looking statements it makes.

Information set forth under the heading “ITEM 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 is incorporated as an exhibit to this Quarterly Report on Form 10-Q. Unless the context otherwise requires, “Lightbridge” and the “Company” refer collectively to Lightbridge, Inc. and its subsidiaries.

ALIAS, FRAUDBUSTER, FRAUD CENTURION, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PHONEPRINT, PROFILE, and TELESTO are registered trademarks of Lightbridge, and @ RISK, ALLEGRO, ALTALINKS, ALTAWAVE, CAS, CORSAIR, CREDIT DECISION SYSTEM, CUSTOMER ACQUISITION SYSTEM, HOTSWAP, INSIGHT, MOBILE DATA MANAGER, PHONEFUEL, POPS, POPS EXPRESS, PREPAY, PREPAY OPEN, RETAIL MANAGEMENT SYSTEM, RMS, and TELESTO PORTAL are trademarks of Lightbridge.  All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Critical Accounting Policies and Estimates

Lightbridge has identified and discussed certain critical accounting policies and estimates in its Annual Report on Form 10-K for the year ended December 31, 2001.  The Company did not modify its critical accounting policies during the quarter ended September 30, 2002.  Those policies and estimates have been applied in the preparation of this Quarterly Report on Form 10-Q.  In applying its critical accounting policies, the Company made the following determinations during the quarter ended September 30, 2002:  (1) with regard to income taxes, the Company reduced the annual estimated effective tax rate to 30%, (2) with regard to the reserve for notes receivable, this reserve was further increased by $250,000 in the quarter ended September 30, 2002 due to the Company’s belief that the continued adverse economic conditions and difficulties in the financial and operating condition of the maker of the note indicate there is additional doubt about the note’s collectibility, and the Company's concerns with respect to the sufficiency of the collateral that secures the note.  The note receivable is a secured promissory note in the principal amount of $1.7 million  received by the Company in connection with a loan to an unrelated third party in 1999 and is reported in “Other assets, net” in the Company’s balance sheet for the quarter.  The carrying value of the note at September 30, 2002 is approximately $650,000 down from $1.3 million in the first quarter of 2002.

Overview

Lightbridge develops, markets and supports a network of products and services for communication providers that supports the customer lifecycle including customer acquisition, customer relationship management (CRM), risk management, prepay and replenishment, and wireless data management. Lightbridge derives the majority of its revenues from clients located in the United States.

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

On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. (“Altawave”) in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals. The condensed consolidated financial statements, as of September 30, 2002 and for the nine months then ended, include the operations related to Altawave from the date of acquisition.

 Lightbridge’s transaction revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers.  Transaction services are provided pursuant to contracts with carriers and others, which specify the services to be utilized and the markets to be served. The Company’s clients are charged for these services on a per-transaction basis. Pricing varies depending primarily on the volume of transactions, the type and number of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers and others in attracting subscribers and the markets served by the Company’s clients. Transaction revenues are recognized in the period in which the services are performed.  The Company is also planning to offer authentication services as part of its transaction service offerings, through which it will authenticate the identity of customers engaged in on-line transactions (the “Authentication Services”).

The Company’s software licensing revenues consist of revenues attributable to the licensing of the Company’s CRM, risk management, prepay and wireless data management software. Lightbridge’s CRM products are designed to assist clients in interfacing with the Company’s transaction processing systems as well as to perform other point-of-sale and channel functions. The Company’s risk management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. The Company’s PrePay system allows carriers to market prepaid wireless services to customers.  The Company’s wireless data management solutions offer carriers and enterprises a platform for the development and management of data contents and applications. While the Company’s software products are licensed as packaged software products, these products generally require insignificant customization and integration with other products and systems. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectiblity have been determined.

Lightbridge consulting and services revenues are derived primarily from solution development and deployment consulting and business advisory services in the areas of customer acquisition, authentication, fraud management and retention.  Revenues from consulting and services are generally recognized as the services are performed, using the percentage-of-completion method measured by labor hours.  Revenues from software maintenance contracts are also included in consulting and services revenues and are recognized ratably over the term of the maintenance agreement.

The Company’s hardware revenues historically have been derived in connection with sales of its Phoneprint and PrePay products.  Revenue from hardware sales is recognized upon shipment, unless testing, integration or other services are required, in which case it is recognized upon commissioning and acceptance of the product.  Revenue from hardware sold in conjunction with software is deferred until the software revenue is recognized.  The Company does not expect hardware revenues to be a significant component of revenue in the future.

In the quarter ended September 30, 2002, four clients accounted for 33%, 22%, 13% and 11% of the Company’s total revenues.  In the quarter ended September 30, 2001, two clients accounted for 29% and 22% of the Company’s total revenues.  In the nine months ended September 30, 2002, four clients accounted for 30%, 20%, 15% and 10% of the Company’s total revenues.  In the nine months ended September 30, 2001, three clients accounted for 20%, 19% and 16% of the Company’s total revenues.  A loss of one or more of these major clients, a bankruptcy or period of financial difficulty of one or more of these clients, a decrease in orders by one or more of these clients or a change in the combination of services purchased by one or more of these clients could adversely affect Lightbridge’s revenues, net income and margins.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Quarter ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Revenues:
Transaction	66.9%	67.3%	65.1%	57.6%
Software licensing	5.6	6.1	8.3	14.4
Consulting and services	25.5	25.4	24.6	23.7
Hardware	2.0	1.2	2.0	4.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Transaction	37.3	34.5	37.1	30.8
Software licensing	1.0	1.3	1.0	1.3
Consulting and services	9.2	11.0	10.5	10.3
Hardware	1.5	1.0	1.5	3.0
Total cost of revenues	49.0	47.8	50.1	45.4
Gross profit:
Transaction	29.6	32.8	28.0	26.8
Software licensing	4.6	4.8	7.3	13.1
Consulting and services	16.3	14.4	14.1	13.4
Hardware	0.5	0.2	0.5	1.3
Total gross profit	51.0	52.2	49.9	54.6
Operating expenses:
Development costs	22.5	19.6	21.7	18.0
Sales and marketing	9.8	12.2	9.9	11.7
General and administrative	12.9	12.1	13.2	10.8
Merger-related costs	—	—	—	4.5
Purchased in-process research and development	—	—	1.6	—
Restructuring costs	—	—	3.5	—
Total operating expenses	45.2	43.9	49.9	45.0
Income from operations	5.8	8.3	—	9.6
Other income, net	1.9	2.5	1.8	2.5
Income before provision for income taxes	7.7	10.8	1.8	12.1
Income tax provision (benefit)	2.2	3.1	(0.6)	2.5
Net income	5.5%	7.7%	2.4%	9.6%

Quarter Ended September 30, 2002 Compared with Quarter Ended September 30, 2001.

Revenues.  Revenues decreased by 21.1% to $31.6 million in the quarter ended September 30, 2002 from $40.0 million in the quarter ended September 30, 2001.

Transaction revenues decreased by 21.6% to $21.1 million in the quarter ended September 30, 2002 from $26.9 million in the quarter ended September 30, 2001, and also decreased as a percentage of total revenues to 66.9% from 67.3%. The decrease in transaction revenues was principally due to slower subscriber growth with respect to the Company’s carrier clients, resulting in a reduction in transaction volume.  The Company’s transaction revenues also declined as a result of reduced call volume and a change in the mix of services provided by Lightbridge’s TeleServices call centers.

The Company’s transaction revenues continue to reflect in large part the rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will continue to slow in the current year and in upcoming years, and that the rate of subscriber churn will remain fairly constant. Lightbridge also believes it may experience decreases in the demand for its TeleServices business and changes in the combination of services acquired by clients that could continue to negatively impact transaction revenues for the remainder of 2002 and into 2003.

Software licensing revenues decreased by 27.7% to $1.8 million in the quarter ended September 30, 2002 from $2.4 million in the quarter ended September 30, 2001, and also decreased as a percentage of total revenues to 5.6% from 6.1%.  The decrease in software licensing revenues was due to the continued decline in capital spending in the telecommunications industry.  This decline in spending affected all the Lightbridge software products.  The Company expects this capital spending trend in the telecommunications industry to continue for the remainder of 2002 and into 2003.

Lightbridge believes software licensing revenues are subject to fluctuation and are more difficult to anticipate than other types of revenues, due to the relatively large dollar magnitude and long sales cycles for software licenses. The sales cycles for domestic software licenses generally extend from six to nine months and may extend as long as eighteen months. Sales cycles for software licenses sold to international clients often are longer. The predictability of software licensing revenue is further impeded because Lightbridge’s licensed software is a discretionary purchase for most customers and many of these sales are made through distribution relationships.  A small number of licensing transactions may have a significant effect on Lightbridge’s performance within a given quarter.

Consulting and services revenues decreased to $8.0 million in the quarter ended September 30, 2002 from $10.2 million in the quarter ended September 30, 2001, while increasing slightly as a percentage of total revenues to 25.5% from 25.4%.  The decrease in consulting and services revenues was primarily due to the decline in maintenance and services related to PhonePrint, a legacy product.  In addition, the decrease is also due in part to lower software sales and related integration, deployment, optimization and maintenance services provided in conjunction with these sales.  Revenue in this segment remains substantially dependent on prior and current quarter software sales which the Company believes will continue to be effected by the continued decline in capital spending in the telecommunications industry for the remainder 2002 and into 2003.

Hardware revenues increased slightly to $0.6 million in the quarter ended September 30, 2002 from $0.5 million in the quarter ended September 30, 2001 and also increased as a percentage of total revenues to 2.0% from 1.2%.  The Company does not expect hardware revenues to be a significant component of revenue in 2002 or thereafter.

Cost of Revenues.  Cost of revenues consists primarily of personnel costs, costs of purchasing and maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks), amortization of capitalized software and acquired technology and facilities expense. Cost of revenues may vary as a percentage of total revenues in the future as a result of a number of factors, including changes in the volume of transactions processed, the mix of transaction revenues between revenues from on-line transaction processing and revenues from processing transactions through the Company’s TeleServices call centers, fluctuations in temporary versus permanent labor, and changes in the mix of total revenues among transactions, software licensing, consulting and services and hardware.

Transaction cost of revenues decreased by 14.9% to $11.8 million in the quarter ended September 30, 2002 from $13.8 million in the quarter ended September 30, 2001, while increasing as a percentage of total transaction revenues to 55.7% from 51.3%. The decline in transaction cost of revenues resulted principally from lower volumes and reduced call center activity.  The decrease in costs was also attributable to the Company’s staff reductions as a result of the closing of the Waltham, Massachusetts call center.  The increase in cost of transaction revenues as a percentage of transaction revenues was due to a change in the mix of services provided from the quarter ended September 30, 2001.  The Company believes changes in the mix of services provided to clients will continue to affect cost of revenues throughout the remainder of 2002 and into 2003.

Software licensing cost of revenues decreased slightly to $0.3 million in the quarter ended September 30, 2002 from $0.5 million in the quarter ended September 30, 2001, and also decreased as a percentage of revenues to 1.0% from 1.3%.  The decrease was attributable to the decline in software revenues.

Consulting and services cost of revenues decreased by 34.0% to $2.9 million in the quarter ended September 30, 2002 from $4.4 million in the quarter ended September 30, 2001, and also decreased as a percentage of total consulting and services revenues to 36.0% from 43.2%. The decrease in consulting and services cost of revenue was due primarily to a decrease in staff due to the June 2002 restructuring as well as a decrease in consulting projects and revenue.

Hardware cost of revenues increased to $0.5 million in the quarter ended September 30, 2002 from $0.4 million in the quarter ended September 30, 2001 and also increased as a percentage of revenue to 1.5% from 1.0%.  This increase was attributable to the increase in hardware revenues.

Development Costs.  Development expenses include software development costs, which consist primarily of personnel and outside technical services costs related to developing, enhancing, implementing, and maintaining new and existing products and services.

Development expenses decreased by 9.7% to $7.1 million in the quarter ended September 30, 2002 from $7.9 million in the quarter ended September 30, 2001, while increasing as a percentage of total revenues to 22.5% from 19.6%. The decrease was primarily due to cost savings associated with the closing of the Company’s Palo Alto, California facility as well as the June 2002 restructuring.  These cost savings were partially offset by the addition of engineering personnel necessary to support Lightbridge’s product and services development plans. Lightbridge expects to continue to invest substantial resources in its engineering and development efforts in order to enhance its existing products and services, as well as to develop new products and services.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences.

Sales and marketing expenses decreased by 36.2% to $3.1 million in the quarter ended September 30, 2002 from $4.9 million in the quarter ended September 30, 2001, and also decreased as a percentage of total revenues to 9.8% from 12.2%. This decrease was primarily due to a decrease in headcount due to the closing of the Palo Alto facility and the June 2002 restructuring, coupled with a decrease in costs associated with lower revenue levels.

General and Administrative.  General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services.

General and administrative expenses decreased by 16.5% to $4.1 million in the quarter ended September 30, 2002 from $4.9 million in the quarter ended September 30, 2001, while increasing slightly as a percentage of total revenues to 12.9% from 12.1%.  The decrease was primarily due to a decrease in headcount associated with the closing of the Palo Alto, California facility and the June 2002 restructuring.

Other Income, Net.  Other income, net consisted predominantly of interest income and decreased to $0.6 million in the quarter ended September 30, 2002 from $1.0 million in the quarter ended September 30, 2001. This decrease was primarily due to a decline in interest rates.

Provision for Income Taxes.  Lightbridge’s effective rate was 28% in the quarter ended September 30, 2002 as compared to 29% in 2001.  The difference is attributable to higher levels of research credit utilization in 2002.  Lightbridge anticipates that the rate for the full year 2002 will approximate 30%.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001.

Revenues.  Revenues decreased by 23.9% to $102.8 million in the nine months ended September 30, 2002 from $135.2 million in the nine months ended September 30, 2001.  During the quarter ended June 30, 2002, the Company provided approximately $2.0 million of transaction services to WorldCom, Inc. (“WorldCom”), and has not recorded the related revenue due to doubts about collectibility stemming from WorldCom’s financial difficulties.  The Company did not provide any services to or record any revenue from WorldCom during the third quarter of 2002.

Transaction revenues decreased by 14.0% to $67.0 million in the nine months ended September 30, 2002 from $77.8 million in the nine months ended September 30, 2001, while increasing as a percentage of total revenues to 65.1% from 57.6%. The decrease in transaction revenues was principally due to slower subscriber growth with respect to the Company’s clients, resulting in a reduction in transaction volume. The Company’s transaction revenues also declined as a result of reduced call volume and a change in the mix of services provided by Lightbridge’s TeleServices call centers.

Software licensing revenues decreased by 56.1% to $8.6 million in the nine months ended September 30, 2002 from $19.5 million in the nine months ended September 30, 2001, and also decreased as a percentage of total revenues to 8.3% from 14.4%.  The decrease in software licensing revenues was due to the continued capital spending slowdown in the telecommunications industry which extended to all the Lightbridge products.

Consulting and services revenues decreased to $25.3 million in the nine months ended September 30, 2002 from $32.1 million in the nine months ended September 30, 2001, while increasing as a percentage of total revenues to 24.6% from 23.7%.  The decrease in consulting and services revenues for the nine months ended September 30, 2002 was primarily due to a decline in maintenance and services related to PhonePrint, a legacy product.  In addition, the decrease was due to a decline in software sales and the related integration, deployment, optimization and maintenance services provided in conjunction with software sales.

Hardware revenues decreased to $2.0 million in the nine months ended September 30, 2002 from $5.8 million in the nine months ended September 30, 2001, and also decreased as a percentage of total revenues to 2.0% from 4.3%. The decrease in hardware revenues was due to a decrease in the Company’s PrePay hardware sales primarily because the version of PrePay software available since the second quarter of 2001 enables carriers to use locally sourced Interactive Voice Response Units (IVRs). In addition, hardware sales declined because a number of carriers continued to delay purchase decisions.

Cost of Revenues.  Transaction cost of revenues decreased by 8.6% to $38.1 million in the nine months ended September 30, 2002 from $41.7 million in the nine months ended September 30, 2001, and increased as a percentage of total transaction revenues to 56.9% from 53.5%. The decrease in transaction cost of revenues resulted principally from lower transaction revenues as a result of a lower volume of transactions processed through Lightbridge’s TeleServices call centers and a decrease in costs attributable to the Company’s staff reductions.  The increase in cost of transaction revenues as a percentage of transaction revenues was due to a change in the mix of services provided from the nine month period ended September 30, 2001.

Software licensing cost of revenues decreased to $1.0 million in the nine months ended September 30, 2002 from $1.8 million in the nine months ended September 30, 2001, and also decreased as a percentage of revenues to 1.0% from 1.3%.  The decrease was attributable to the decline in software revenues.

Consulting and services cost of revenues decreased by 22.0% to $10.8 million in the nine months ended September 30, 2002 from $13.9 million in the nine months ended September 30, 2001, and also decreased slightly as a percentage of total consulting and services revenues to 42.9% from 43.4%. The decrease in consulting and services cost of revenues was due to a decrease in consulting projects and revenue as well as a reduction in headcount associated with the June 2002 restructuring.

Hardware cost of revenues decreased to $1.5 million in the nine months ended September 30, 2002 from $4.1 million in the nine months ended September 30, 2001, and also decreased as a percentage of revenue to 1.5% from 3.0%.  This decrease was attributable to lower hardware revenues.

Development Costs.  Development expenses decreased by 8.3% to $22.3 million in the nine months ended September 30, 2002 from $24.3 million in the nine months ended September 30, 2001, while increasing as a percentage of total revenues to 21.7% from 18.0%. The decrease was primarily due to cost savings associated with the closing of the Company’s Palo Alto, California facility as well as the reduction in headcount associated with the June 2002 restructuring.  These cost savings were partially offset by the addition of engineering personnel necessary to support Lightbridge’s product and service development plans.

In-Process Research and Development (“IPR&D”).  In connection with the Altawave acquisition, the Company recorded a $1.6 million charge during the first quarter of 2002 for several IPR&D projects. The technology acquired from Altawave includes solutions that offer wireless carriers and enterprises a service platform for the development and management of data content and applications.  The complexity of the technology lies in its comprehensive, secure and scalable characteristics.  The research projects in process at the date of acquisition related to the development of the Mobile Data Manager (“MDM”) suite of products consisting of MDM Server, MDM Administration, MDM Altalinks and MDM Provisioner, and the Consumer Group Applications (“CGA”).  Development on the technology was started in 2000.

The value of the projects was determined by an independent appraiser using the income approach. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of total research and development expenses to bring the projects to technological feasibility.  At the acquisition date, the Company estimated that the MDM suite of products and CGA were approximately 70% and 32% complete, respectively, with fair values of approximately  $1.0 million and $0.6million, respectively. The discount rate used for the fair value calculation was 37% for the MDM suite and 44% for CGA.  At the date of acqusition, development of the technology involved risks to the Company including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology.

Lightbridge completed the development of the MDM suite of products in the quarter ended September 30, 2002 having spent approximately $150,000 dollars on the project after the acquisition.  Total cost to complete the CGA project is estimated to be approximately $300,000 of which approximately $50,000 had been spent through September 30, 2002.  The CGA project is progressing according to plan and is expected to be complete within the next six months.  If the development of the technology is not completed on schedule, the potential consequences to the Company may be increased development costs and increased competiton from other companies that have competitive products in the market.

Sales and Marketing.  Sales and marketing expenses decreased by 36.0% to $10.2 million for the nine months ended September 30, 2002 from $15.9 million in the nine months ended September 30, 2001, and also decreased as a percentage of total revenues to 9.9% from 11.7%. This decrease was primarily due to reduced headcount due to the closing of the Palo Alto, California facility and the June 2002 restructuring, coupled with a decrease in costs associated with lower revenue levels.

General and Administrative.  General and administrative expenses decreased by 6.6% to $13.6 million in the nine months ended September 30, 2002 from $14.6 million in the nine months ended September 30, 2001, while increasing as a percentage of total revenues to 13.2% from 10.8%.  The dollar decrease was primarily due to a decrease in headcount associated with the closing of the Palo Alto facility, the June 2002 restructuring and the Company’s efforts to limit spending.  The increase in general and administrative expenses as a percentage of total revenues was due to lower revenues.

Other Income, Net.  Other income, net consisted predominantly of interest income and decreased to $1.8 million in the nine months ended September 30, 2002 from $3.4 million in the nine months ended September 30, 2001. This decrease was primarily due to a decline in interest rates.

Provision for (Benefit from) Income Taxes.  Lightbridge’s effective rate was (33)% for the nine months ended September 30, 2002 versus 20% in 2001.  The difference is attributable to higher levels of research credit utilization in 2002 and a greater impact of reversal of valuation allowances in the first quarter of 2002 due to lower levels of pre-tax income.  The 2001 rate was also higher due to certain non-deductible expenses incurred in connection with the merger with Corsair.  Lightbridge anticipates that the rate for the full year 2002 will approximate 30% before the impact of the valuation allowance reversal.

Restructurings

In November 2001, the Company announced that it was closing its Palo Alto, California facility.  The Company recorded a restructuring charge of approximately $4.0 million, consisting of $2.9 million for workforce reductions and $1.1 million for facilities and related costs associated with the closure of its Palo Alto location.  The Company has not made any adjustments to the Palo Alto restructuring reserve and all related restructuring costs have been paid as of September 30, 2002.

In June 2002, the Company announced that it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002.  The Company recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million for workforce reductions, $1.3 million for facilities reductions including lease obligations, utilities and security costs on unused space and $0.7 million for capital equipment write-offs associated with these measures.  The restructuring plan resulted in the termination of 65 personnel as follows:  25 in product and service delivery, 22 in development, 11 in sales and marketing and 7 in general and administrative.  The Company anticipates that the majority of severance costs related to this restructuring will be paid by the end of 2002, and that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2005.

The following summarizes the changes to the November 2001 restructuring reserves for the nine months ended September 30, 2002:

	Balance at December 31, 2001	Accrued	Utilized	Balance at September 30, 2002
	(In thousands)
Employee severance and termination benefits	$2,143	$—	$2,143	$—
Facility closing and related costs	997	—	997	—
	$3,140	$—	$3,140	$—

The following summarizes the changes to the June 2002 restructuring reserves for the nine months ended September 30, 2002:

	Balance at December 31, 2001	Accrued	Utilized	Balance at September 30, 2002
	(In thousands)
Employee severance and termination benefits	$—	$1,580	$1,147	$433
Facility closing and related costs	—	1,312	114	1,198
Capital equipment write-offs	—	724	724	—
	$—	$3,616	$1,985	$1,631

Liquidity and Capital Resources

As of September 30, 2002, Lightbridge had cash and cash equivalents and short-term investments of $117.6 million.  Lightbridge’s working capital increased slightly to $129.5 million at September 30, 2002 from $127.1 million at December 31, 2001.  The Company believes that its current cash balances will be sufficient to finance the Company’s operations and capital expenditures for the next twelve months.  Thereafter, the adequacy of the Company’s cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on the Company’s operations, cash requirements associated with acquisitions and investments, and the sustained profitability of the Company’s operations.

During the first nine months of 2002, the Company generated cash flows from operating activities of $11.4 million and used $26.3 million and $4.3 million in investing and financing activities, respectively.

The Company’s capital expenditures totaled $3.9 million for the nine months ended September 30, 2002. The capital expenditures during these periods were principally associated with the Company’s service delivery infrastructure and computer equipment for software development activities.

During the nine months ended September 30, 2002, the Company used $7.0 million for the repurchase of the Company’s common stock under the stock repurchase program.

In August 2001, the Company elected to forego annual renewal of a $15.0 million unsecured working capital line of credit with a bank because the Company believed it had sufficient cash and short-term investments to meet its then-current operating needs.  At the date of expiration, there were no borrowings outstanding under the working capital line of credit.  At September 30, 2002, the Company had an outstanding letter of credit in the amount of $1.0 million, which expires in May 2003.

Inflation

Although certain of Lightbridge’s expenses increase with general inflation in the economy, inflation has not had a material impact on Lightbridge’s financial results to date.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 141, “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 did not have a significant impact on the Company’s financial statements.

Also in July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  The adoption of SFAS 142 did not have a significant impact on the Company’s financial statements.

The FASB has also issued SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which became effective January 1, 2002.  SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment.  The adoption of SFAS 144 did not have a significant impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections.” For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS 145 also amends SFAS No. 13 for certain sales-leaseback and sublease accounting. The Company is required to adopt the provisions of SFAS 145 on January 1, 2003. The Company believes the adoption of SFAS 145 will not have a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including those described in Note 11, are accounted for under EITF No. 94-3. The Company believes the adoption of SFAS 146 will not have a significant impact on the Company’s financial position or results of operations.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES.

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

Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates.  This change, had it occurred, would not have been significant to Lightbridge’s financial position or results of operations during the quarter ended September 30, 2002.

The Company is not subject to any material market risk associated with foreign currency exchange rates.

For additional information about Lightbridge’s financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.                              CONTROLS AND PROCEDURES.

Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  The Company’s disclosure controls and procedures are the controls and other procedures that it designed to provide that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission.  The Company’s Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.  It should be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the probability of future events and that there can be no assurance that such design will fulfill its goals under all potential future events.

Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal accounting controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 30, 2002, Lightbridge held a Special Meeting in Lieu of Annual Meeting of Stockholders to vote upon the following proposals:

1)

To elect Pamela D. A. Reeve to serve as a Class I director for a one-year term which expires at the Company’s 2003 annual meeting of stockholders, and Torrence C. Harder to serve as a Class III director for a three-year term which expires at the Company's 2005 annual meeting; and

2)

To approve an amendment to Lightbridge’s 1996 Employee Stock Purchase Plan to increase the number of shares of common stock that may be issued thereunder by 200,000 shares, from 400,000 shares to 600,000 shares.

The number of votes cast for and against, as well as the number of votes withheld or abstentions, on each proposal were as follows:

PROPOSAL	VOTES FOR	VOTES AGAINST	VOTES WITHHELD	ABSENTIONS

1) For Pamela D. A. Reeve	25,685,557	—	284,965	—
For Torrence C. Harder	25,025,415	—	945,107	—
2)	24,412,337	1,258,444	—	299,741

ITEM 5.                              OTHER INFORMATION

Certification Under Sarbanes-Oxley Act

Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.                              EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

NO.	DESCRIPTION

10.1

Amendment to the Company’s 1996 Stock Purchase Plan, as Amended

10.2	Memorandum Agreement dated August 5, 2002 by and between the Company and Pamela D.A. Reeve

10.3	Memorandum Agreement dated August 5, 2002 by and between the Company and Judith Dumont

99.1	Information set forth under the heading “ITEM 1A. Risk Factors” in the Annual Report on Form 10-K of the Company for the year ended December 31, 2001 is incorporated herein by reference

(b)        Reports on Form 8-K

The Company filed no reports on Form 8-K for the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.

Date: November 14, 2002	By:	/s/ Harlan Plumley
Harlan Plumley Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)

CERTIFICATIONS

I, Pamela D.A. Reeve, Chief Executive Officer of Lightbridge, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Lightbridge, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Pamela D.A. Reeve
Pamela D.A. Reeve Chief Executive Officer and Director (Principal Executive Officer)

I, Harlan Plumley, Chief Financial Officer of Lightbridge, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Lightbridge, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Harlan Plumley
Harlan Plumley Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)