Form 10-K
period 2002-12-31
LIGHTBRIDGE INC
filed 2003-03-31
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number: 000-21319

Lightbridge, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3065140
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
67 South Bedford Street Burlington, Massachusetts (Address of Principal Executive Offices)	01803 (Zip Code)

(781) 359-4000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

common stock, $.01 par value per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 28, 2002 was $233,198,605, based on a total of 27,597,468 shares held by nonaffiliates and on a closing price of $8.45 as reported on The Nasdaq Stock Market (National Market System).

     The number of shares of common stock outstanding as of March 20, 2003 was 27,136,365.

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A with regard to its 2003 annual meeting of stockholders or special meeting in lieu thereof within 120 days of the end of the fiscal year ended December 31, 2002. Certain portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

      THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS “BELIEVES,” “ANTICIPATES,” “PLANS,” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH BELOW IN “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RISK FACTORS,” THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. LIGHTBRIDGE UNDERTAKES NO OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS IT MAKES.

PART I

Item 1.     Business

      Lightbridge, Inc. (“Lightbridge” or the “Company”) develops, markets and supports a suite of products and services for communications providers that supports the customer lifecycle, including customer qualification and acquisition, risk management, prepaid billing, mobile data management and authentication services. Lightbridge’s software-based solutions are delivered primarily on an outsourced or service bureau basis. These outsourced or service bureau solutions together with the Company’s TeleServices offerings comprise the Company’s transaction business. Lightbridge’s transaction-based solutions provide multiple, remote, systems access for workflow management, along with centrally managed client-specified business policies, and links to client and third-party systems. Lightbridge also derives revenues from software licensing, consulting and maintenance services, and hardware sales. While its solutions historically have been delivered primarily to wireless carriers, Lightbridge also provides solutions to wireline carriers and non-carrier clients.

      Lightbridge offers online, real-time transaction processing and call center services to aid communications clients in qualifying and activating applicants for service, as well as software-based point-of-sale support services for a variety of distribution channels, including dealers and agents, mass market retail stores, and Internet commerce. Lightbridge also offers services designed to authenticate users engaged in mobile and online transactions. Lightbridge develops and implements interfaces that integrate its systems with client and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. Lightbridge also maintains and has access to databases used to pre-screen applicants and online users for fraud and provides software used to monitor subscriber call activity for fraud. In addition, Lightbridge has a global telecommunications consulting practice that provides clients with solution development and deployment services, and business advisory consulting. Lightbridge also offers to wireless telecommunications carriers its PrePay billing system that is designed to integrate with the upcoming Wireless Intelligent Network standards and offer the capability for subscribers to replenish their prepaid accounts.

      On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. (“Altawave”) in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million payment contingent on the achievement of certain revenue goals. No contingent payments were required to be made in 2002 in connection with the Altawave acquisition. The technology acquired from Altawave includes solutions that offer wireless carriers a service platform for the development and management of data content and applications.

      In June 2002, the Company announced that it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002.

      In March 2003, the Company announced that it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. The Company plans to record a restructuring charge of approximately $100,000 for workforce reductions in the first quarter of 2003 and approximately $900,000 for facilities reductions and capital equipment write-offs in the second quarter of 2003.

      Lightbridge was incorporated in Delaware in June 1989 under the name Credit Technologies, Inc. and in November 1994 changed its name to Lightbridge, Inc. Lightbridge sells and markets its products and services throughout the world both directly and through its wholly owned subsidiaries. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Lightbridge,” the “Company,” “we,” “us” and similar terms refer to Lightbridge, Inc. and its subsidiaries.

      ALIAS, ALTALINKS, FRAUDBUSTER, FRAUD CENTURION, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PHONEPRINT and PROFILE are registered trademarks of Lightbridge, and @RISK, ALTAWAVE, CAS, CORSAIR, CUSTOMER ACQUISITION SYSTEM, INSIGHT, LIGHTBRIDGE CITADEL, LIGHTBRIDGE MOBILE DATA MANAGER, LIGHTBRIDGE ONGUARD, PHONEFUEL, POPS, PREPAY, RETAIL MANAGEMENT SYSTEM, RMS and LIGHTBRIDGE TELESERVICES are trademarks of Lightbridge. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Business Segment Data

      Based upon the way management and the Board of Directors monitor operations, the Company operates in four distinct segments, including the transaction business, the software license business, the consulting and service business, and the hardware business. Within these four segments, performance is measured based on revenues and gross profit realized from each segment. Information about revenues, cost of revenues, and gross profit of each segment is shown separately on the statement of operations included in the Company’s consolidated financial statements and discussed below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information about costs and expenses other than costs of revenues is not reported by segment. There are no transactions between segments.

      In addition, information concerning the four segments in which Lightbridge operates is set forth on page F-12 and F-13 of “Notes to Consolidated Financial Statements.”

Products and Services

      Lightbridge’s suite of software and network-based solutions helps communications providers and online businesses deploy integrated, customized solutions in support of their operational business processes. Lightbridge offers its products and services in six broad solutions groups:

Solutions Groups	Functions

Customer Qualification and Acquisition	Online, real-time transaction processing services and call center services to help carriers qualify applicants and activate service.

Transaction processing services include applicant qualification and service activation, as well as proprietary databases and processing modules that evaluate existing subscribers and detect potential subscription fraud.

Transaction processing interfaces include interfaces that support the processing of data at a variety of distribution channels, including retail stores, voice recognition systems, call centers and Internet applications.

TeleServices include qualification and activation, analyst reviews, telemarketing to existing and new subscribers, back-up and disaster recovery for acquisition and activation services, and customer care.

Authentication Services	Services that provide the pre-screening and authentication of identity data for users engaged in mobile and online transactions.

Risk Management	A suite of services that make online, real-time inquiries into proprietary databases, industry databases and processing modules to pre-screen applicants for potential fraud. This solution group also includes software products that monitor subscriber call activity and changes in subscriber account information to identify incidents indicative of fraud.

Consulting Services	Solution Development and Deployment Services include requirements planning, systems integration, custom software development, project management, and training services.

Business Advisory Consulting encompasses management consulting services designed to leverage best practices in telecommunications, online commerce and allied industries.

Prepaid Billing	A software billing solution that allows carriers to support the sale of prepaid wireless services to subscribers who prefer to pay in advance of service or who do not qualify for credit and might otherwise be required to pay high deposits to acquire wireless service. Subscribers managed on the Lightbridge prepaid billing system can deposit additional funds to their service account by using their wireless phone to transfer funds from a prepaid phone card or by depositing or transferring cash at a replenishment center or website designated by the carrier.

Mobile Data Management	A scaleable, integrated services platform for the development and management of data content and applications.

Customer Qualification and Acquisition

      Lightbridge® Customer Acquisition SystemSM (“CASTM”) offers online, real-time transaction processing services for applicant credit qualification and service activation.

      Introduced in 1989 and enhanced over time, CAS enables a carrier to close a sale at the time the customer is ready to purchase by qualifying applicants, screening for subscriber fraud and activating service quickly. Although CAS typically requires no human intervention beyond the initial data entry, it can include analyst intervention in carrier-specified situations. When intervention is required, CAS routes the “exception data” to a queue in order to manage workflow.

      CAS accepts applicant information online from retail stores and a variety of other carrier distribution points. Once CAS receives the application, it can qualify the applicant for service using both Lightbridge proprietary databases and external sources, such as credit bureaus. CAS validates the applicant’s identification and determines creditworthiness based on client-specified business policies. If CAS identifies an issue, it electronically routes the application to a Lightbridge or carrier analyst for review and action. When the analyst makes a decision, CAS notifies the point-of-sale agent. If the applicant wants to activate service at that time, CAS verifies the information necessary to establish the billing account and activate service and then transmits it to the carrier’s billing and activation systems. Throughout the process, CAS routes the application and information to system components and individuals in a secure, controlled environment.

      CAS includes the following fully integrated modules:

•	InSightTM is a database containing information about a carrier’s current accounts, previous accounts, previous applicants and preapproved applicants. InSight can decrease a carrier’s costs for evaluating a prospective subscriber by using carrier-controlled data points such as subscriber payment histories rather than third-party data points, such as credit bureau reports, or manual review processes.

•	CAS interfaces deliver data from the point of sale directly to CAS for decisioning. If manual intervention is required, data is presented to the appropriate person. Once the decision is made, CAS communicates it to the point-of-sale agent.

Lightbridge® POPSTM — a browser-based point-of-sale application typically used in carrier-owned or dealer store locations. POPS runs over the Internet or an intranet and features a graphical user interface (“GUI”) that allows even inexperienced sales staff to qualify applicants quickly and activate service via a dial-up or network connection to CAS.

Lightbridge® Retail Management SystemTM (“RMSTM”) — a point-of-sale application that helps telecommunications retailers manage the sale of telecommunications products more efficiently. RMS handles credit screening, transaction and payment processing, service activation, cash drawer management, inventory and purchasing management and management reporting.

Lightbridge® Speech Interface — a point-of-sale application used in carriers’ agents’ stores or kiosks. Speech Interface converts voice information to text to allow even inexperienced sales staff to qualify applicants quickly via a connection to CAS.

Credit Workstation — a character-based workstation that allows a carrier’s credit analyst to enter information or to evaluate applications that require manual review.

Browser Interface — allows a carrier’s credit analyst to enter information or to evaluate applications that require manual review via a Lightbridge developed GUI.

Activation Workstation — allows the user to review, correct and reprocess activation requests returned from the billing system because of an error.

Fulfillment Workstation — allows the user to fulfill orders for wireless handsets and accessories at a remote or third-party fulfillment center.

      CAS service modules are priced on a per transaction, per qualification or per activation basis, or, in the case of application modules, on a licensed basis. Fees for CAS services or applications may vary with the term of the contract, the volume of transactions, the other products and services selected and integrated with CAS services, the configurations selected, number of locations licensed or degree of customization required.

Lightbridge® TeleServicesTM

      Lightbridge TeleServices encompasses a range of call center solutions for the subscriber acquisition and activation process. TeleServices offerings include call center solutions for credit decisions and activations, analyst reviews, telemarketing to existing subscribers, back-up and disaster recovery for acquisition and activation services, and customer care. TeleServices solutions can be provided using CAS or a carrier’s own customer acquisition system. Lightbridge’s clients can integrate TeleServices solutions into their existing sales and distribution strategies to support special projects without the overhead of building and maintaining call centers.

      TeleServices solutions are priced on a per transaction or per minute basis and may vary with the term of the contract, the volume of transactions, the number of minutes and the other products and services selected and integrated with the solutions.

Authentication Services

      Authentication services offer carriers and online merchants the ability to pre-screen and authenticate the identity data of users engaged in mobile and online transactions. Lightbridge offers the following authentication services on an Application Service Provider (“ASP”) model:

•	Lightbridge® CitadelTM: A service that allows clients to authenticate the identities of users involved in mobile and online transactions.

•	Lightbridge® OnGuardTM: A service that allows clients to pre-screen users involved in mobile and online transactions for potential fraud.

      Authentication services are priced on a per transaction basis and may vary with the term of the contract, the volume of transactions and the other products and services selected.

Risk Management

      Lightbridge’s risk management solutions are offered in two support models: an ASP or hosted model and a licensed software model.

      ASP Solutions. The ASP or hosted model supports real-time, online access to the Company’s proprietary databases, client proprietary databases and third-party databases in support of pre-activation applicant screening. These services are generally managed at Lightbridge facilities as outsourced offerings and include the following:

•	AirWaves: A risk management score provided under agreement with RiskWise, L.L.C., that is designed to identify the most profitable customers, even among consumers whose financial history is non-existent or “too thin” for traditional risk assessment tools.

•	Fraud Sentinel®: A suite of subscription fraud management tools, offered separately or in combination. Fraud Sentinel includes the following components:

ProFile®, a proprietary, inter-carrier database of accounts receivable write-offs and service shut-offs, identifies applicants whose previous accounts were shut off or written off by a participating carrier and provides ongoing screening of existing subscribers.

Fraud Detect, a multifaceted fraud detection tool provided under agreement with Trans Union L.L.C., analyzes data such as an applicant’s Social Security number, date of birth, address, telephone number and driver’s license information and identifies any discrepancies.

Fraud Detect Model, a fraud scoring tool developed jointly by Lightbridge and Trans Union L.L.C., is a neural-net scoring model that quantifies the probability that a subscriber will be written off.

Fraud ID-Tect, a multifaceted verification tool provided under agreement with Trans Union L.L.C., verifies the subscriber data, identifies possible data entry errors, and alerts carriers to potential subscription fraud.

@RiskTM, a database of suspect fraud information, identifies subscribers whose information matches suspect fraud information gathered from previous fraud investigations.

InstantID, a multifaceted verification tool provided under agreement with RiskWise, L.L.C., highlights verified information and possible data entry errors, and alerts carriers to conditions that are often associated with identity theft.

FraudPoint, a fraud detection tool provided under agreement with RiskWise, L.L.C., validates the data from the subscriber agreement to prevent subscription fraud and identify data entry errors.

FraudDefender, a fraud scoring tool provided under agreement with RiskWise, L.L.C., rank-orders fraud risk based on a score and helps manage review rates.

      ASP solutions are priced on a per inquiry basis and may vary with the term of the contract and the volume of transactions. Additional fees may also be charged for consulting, implementation and support requirements of clients.

      Licensed Software Solutions. The licensed software model supports ongoing post-activation monitoring of subscriber call and account activity. These services may be managed at Lightbridge or at the client’s operation.

•	Fraud Centurion®, a suite of post-activation fraud management components offered separately and in combination. Fraud Centurion components are designed to detect the fraudulent activity of active, existing subscribers on a carrier’s network. Fraud Centurion includes the following components:

FraudBuster®, a fraud management profiler, identifies most commonly known types of fraud, such as cloning, subscription, tumbling and cellular theft. FraudBuster collects subscriber account information and analyzes call usage data from telecommunication switches and other data sources to identify fraudulent activity.

Alias®, the industry’s first subscription fraud profiler, detects suspect account activity. Alias, when used with @Risk in a prescreening mode, represents the industry’s only integrated front-end to back-end solution for combating subscription fraud.

Lightbridge® Predictive Intelligence uses high-performance algorithms, automatic feature selection and automatic model building to improve speed and accuracy in identifying fraudulent activity.

      Software solutions are priced on a licensed or hosted basis. Additional fees may also be charged for subscriber growth, annual maintenance, customization, consulting services, implementation, training and other support requirements requested by the client. Fees may vary with the term of the contract and the number of licenses.

Consulting Services

      Lightbridge Consulting Services (“LCS”), a global telecommunications practice, delivers full-service consulting for customer acquisition and retention, authentication, prepaid billing and risk management. It leverages Lightbridge’s market expertise and focus in telecommunications to help clients bring new services to market quickly, acquire low-risk subscribers and build customer loyalty. Clients can use LCS to supplement their resources with both domain expertise and project-based resources. The worldwide practice can support Lightbridge clients in the Asia Pacific region, Africa, Europe, Latin America and North America.

      LCS capitalizes on Lightbridge’s established expertise with multiple carriers, across multiple geographic regions to provide clients with two distinct types of service:

•	Solution Development and Deployment Services includes systems installation, integration, custom software development, project management and training services.

•	Business Advisory Consulting includes management consulting services in customer acquisition, distribution and retention, and risk management.

      Consulting Services are priced on a time and materials or, in some cases, on a fixed fee basis.

Prepaid Billing

      Lightbridge® PrePayTM allows carriers to sell services to customers who prefer to pay with cash or who do not qualify for credit and would otherwise pay high deposits. PrePay’s Wireless Intelligent Network (WIN) standards and architecture allow carriers to use existing switches without costly adjunct switches and voice trunk resources. The PrePay software architecture is designed to scale as the number of PrePay subscribers on a system grows. Because prepaid calls are controlled by the carrier’s existing switch, there is no impact on call setup times. Calls by prepaid subscribers are rated in real time, and an integrated, interactive, voice-response system automatically informs the subscriber when account funds are low. If a subscriber depletes prepaid funds during a call, PrePay automatically terminates the call and suspends service until the subscriber deposits additional funds. The subscriber can deposit additional funds over the air by using a prepaid phone card or by depositing or transferring cash at a replenishment center or website designated by the carrier.

      PhoneFuelTM, a customer care extension to PrePay, allows PrePay clients’ subscribers to add to their PrePay balances directly from their bank accounts or credit cards. PhoneFuel supports Internet connections for PrePay subscribers, enabling these subscribers to pay for services and products using their prepaid account balance.

      Prepaid billing applications are priced on a licensed basis. Additional fees may also be charged for subscriber growth, annual maintenance, customization, consulting services, implementation, training and other support requirements requested by the client. Fees may vary with the term of the contract and the number of licenses.

Mobile Data Management

      Lightbridge® Mobile Data ManagerTM allows carriers to provision and manage customized, segmented data services offered to subscribers and allows enterprise clients to manage data accesses. It allows:

•	Carriers to provision, administer and monitor subscribers, the data they access and the services to which they subscribe.

•	Enterprises to offer secure data access.

•	Subscribers to benefit from personalized mobile data services by means of a user interface.

      Mobile Data Manager is priced on a licensed basis. Additional fees may also be charged for subscriber growth, annual maintenance, customization, consulting services, implementation, training and other support requirements requested by the client. Fees may vary with the term of the contract and the number of licenses.

PhonePrint®

      PhonePrint offers wireless telecommunications carriers a cloning-fraud prevention system by using proprietary radio frequency signal analysis to identify attempted fraudulent calls and prevent cloners from gaining access to a carrier’s analog network. The Company no longer markets this product but it does provide replacement units for hardware systems. The Company does not expect PhonePrint revenues to be significant in 2003 or thereafter.

Clients

      Lightbridge historically has provided its products and services to wireless carriers in the United States. In 1998, Lightbridge began to market its products and services to a broader range of telecommunications carriers operating around the world. In November of 2001, Lightbridge announced its mobile business strategy to meet the needs of non-carrier as well as carrier clients in the emerging mobile business market, and announced an agreement with VeriSign, Inc. (“VeriSign”) to authenticate the identity of consumers engaged in mobile and on-line transactions.

      Revenues attributable to Lightbridge’s 10 largest clients accounted for approximately 90%, 79% and 75% of Lightbridge’s total revenues in the years ended December 31, 2002, 2001 and 2000, respectively. The following Lightbridge clients accounted for more than 10% of total revenues in the years indicated:

	Years Ended Dec. 31,

	2002	2001	2000

Sprint Spectrum L.P.	30%	22%	19%
AT&T Wireless Services, Inc.	21	20	16
Ericsson AB	15	16	24
Nextel Finance Company	11	7	4

Total	77%	65%	63%

      The Company’s PrePay billing system is sold primarily through a distribution agreement with Ericsson AB (“Ericsson”). Ericsson accounted for substantially all of the revenues derived from the PrePay system in the years presented. The loss of one or more of these major clients, a decrease in orders by one or more of them or a change in the combination of products and services they obtain from the Company, would adversely affect Lightbridge’s revenues, margins and net income.

      Lightbridge has agreements with many of its clients that provide for the purchase of various combinations of products and services over periods of one to five years. Although some of these agreements contain annual minimum payment requirements, such minimum payments are typically substantially less than the amount of revenue Lightbridge has historically received from a particular client and therefore provide only limited assurance of future sales. Lightbridge’s client agreements also often permit changes in the combination of products and services purchased by the client during the term of the agreement. Such changes can affect the revenues, margins and net income that Lightbridge achieves from quarter to quarter in its transaction business.

      Lightbridge has agreements with AT&T Wireless, Inc. (“AT&T”), Sprint Spectrum L.P. (“Sprint”) and Nextel Finance Company (“Nextel”) for the provision of credit decision services. The agreements with AT&T and Sprint were renewed in 2001 and extended in each case through December 31, 2003. The agreement with Nextel extends through January 15, 2004. Lightbridge’s distribution agreement with Ericsson was amended in 2002 and continues in effect until either party gives the other 180 days notice of cancellation.

      Because Lightbridge derives almost all of its revenues from telecommunications carriers, the demand for Lightbridge’s products and services is dependent, in major part, on the overall market demand for the products and services provided by telecommunications carriers. In particular, Lightbridge’s transaction business is dependent on the rate of new subscriber growth and the rate at which subscribers switch from one carrier to another, known as the churn rate. Accordingly, if the growth rate of the telecommunications industry continues to slow and the churn rate does not increase, sales of Lightbridge’s products and services could continue to decline.

Sales and Marketing

      Lightbridge’s sales strategy is to establish, maintain and foster long-term relationships with its clients, and to establish third-party sales alliances. Lightbridge’s sales and client services activities are led by relationship teams, many of which include a senior management team sponsor. Lightbridge employs a team approach to selling in order to develop a consultative relationship with existing and prospective clients. In addition to relationship teams, Lightbridge’s sales approach includes direct sales staff with expertise in particular solutions and sales through channel partners and alliances, particularly internationally.

      Lightbridge’s software solutions typically require significant investment by the carrier with delays frequently associated with capital expenditures, and involve multilevel testing, integration, implementation and support requirements. Product managers, as well as other technical, operational and consulting personnel, are frequently involved in the business development and sales process. The teams conduct needs assessments and, working with the client, develop a customized solution to meet the client’s particular needs.

      The sales cycle for Lightbridge’s software products and services is typically nine to twenty-four months, although the period may be substantially longer in some cases, and is subject to a number of risks over which the Company has little control, including the carrier’s budgetary and capital spending constraints and internal decision-making processes, and general market and economic conditions.

      PrePay is sold primarily pursuant to a nonexclusive distribution agreement with Ericsson and also through a direct sales force.

      Service and technical support for Lightbridge products are provided through both direct field service and support personnel and distributors. A high level of continuing service and support is critical to the objective of developing long-term relationships with clients. Technical assistance is also provided as part of the standard support and service package that clients typically purchase for the length of their respective agreements. On-site installations and various training courses for distributors and clients are also offered.

Engineering, Research and Development

      Lightbridge believes that its future success will depend in part on its ability to continue to enhance its existing product and service offerings and to develop new products and services to allow clients to respond to changing market requirements. Lightbridge’s research and development activities consist of both long-term efforts to develop and enhance products and services and short-term projects to make modifications to respond to immediate client needs. In addition to internal research and development efforts, Lightbridge intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. Lightbridge spent approximately $29.3 million, $32.3 million and $29.3 million on engineering, research and development in the years ended December 31, 2002, 2001 and 2000, respectively.

Competition

      The market for products and services to wireless and other communications providers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with those offered by Lightbridge. In addition, many telecommunications carriers are providing, or can provide internally, products and services competitive with those Lightbridge offers. Trends in the telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for telecommunications carriers to provide certain services themselves, could affect demand for Lightbridge’s products or services and could make it more difficult for Lightbridge to offer a cost-effective alternative to a telecommunications carrier’s own capabilities. In addition, Lightbridge anticipates continued growth in the mobile and online business services industry and, consequently, the entrance of new competitors in the future.

      Lightbridge believes that the principal competitive factors in the communications provider industry include the ability to identify and respond to carrier, non-carrier and subscriber needs, timeliness, quality and breadth of product and service offerings, price and technical expertise. Lightbridge believes that its ability to compete also depends in part on a number of factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with Lightbridge’s products and services, the price at which others offer comparable products and services and the extent of its competitors’ responsiveness to carrier, non-carrier and subscriber needs.

Government Regulation

      The Federal Communications Commission (“FCC”), under the terms of the Communications Act of 1934, regulates interstate communications and use of the radio spectrum. Although Lightbridge is not required to and does not hold any licenses or other authorizations issued by the FCC, the domestic telecommunications carriers that constitute Lightbridge’s clients are regulated at both the federal and state levels. Federal and state regulation may decrease the growth of the telecommunications industry, affect the development of the wireless markets, limit the number of potential clients for Lightbridge’s services, impede Lightbridge’s ability to offer competitive services to the telecommunications market, or otherwise have a material adverse effect on Lightbridge’s business, financial condition, results of operations and cash flows. Changing laws and regulations have caused, and are likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants, the introduction of bundled wireless and wireline services and the introduction of local number portability (“LNP”) in late 2003. Those changes could in turn subject Lightbridge to increased pricing pressures, decrease the demand for Lightbridge’s products and services, increase Lightbridge’s cost of doing business or otherwise have a material adverse effect on Lightbridge’s business, financial condition, results of operations and cash flows. The telecommunications industry outside the United States is also subject to government regulation, which could have similar effects on Lightbridge’s ability to increase or maintain its penetration of international markets.

      In addition, privacy legislation including the Gramm-Leach-Bliley Act (“GLBA”) and regulations thereunder affect the nature and extent of the products or services the Company is able to provide to clients as well as the Company’s ability to collect, monitor and disseminate information subject to privacy protection. Consumer legislation such as the Fair Credit Reporting Act (“FCRA”) and Equal Credit Opportunity Act (“ECOA”) and state laws also affect the nature and extent of the products or services the Company is able to provide to clients.

Proprietary Rights

      Lightbridge’s success is dependent upon proprietary technology. Lightbridge has traditionally relied on a combination of copyrights, patents, the law of trademarks, trade secrets and employee and third-party non-disclosure agreements to establish and protect its rights in its software products and proprietary technology. Lightbridge protects the source code versions of its products as trade secrets and as unpublished copyrighted works, and has internal policies and systems designed to limit access to and require the confidential treatment of its trade secrets. Lightbridge provides its software either on an outsourcing basis or under license agreements that grant clients the right to use, but contain various provisions intended to protect Lightbridge’s ownership of and the confidentiality of the underlying copyrights and technology. Lightbridge requires its employees and other parties with access to its confidential information to execute agreements prohibiting unauthorized use or disclosure of Lightbridge’s technology. In addition, all of Lightbridge’s employees are required as a condition of employment to enter into confidentiality agreements with Lightbridge.

      Lightbridge currently has several issued U.S. and foreign patents and applications pending in the U.S. Patent and Trademark Office and with certain foreign regulatory bodies. There can be no assurance that any pending patent applications will result in the issuance of any patents, or that Lightbridge’s current patents or any future patents will provide meaningful protection to Lightbridge.

      There can be no assurance that the steps taken by Lightbridge to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. It may be possible for unauthorized parties to copy certain portions of Lightbridge’s products or reverse engineer or obtain and use information that Lightbridge regards as proprietary. Existing copyright and trade secret laws and patents issued to Lightbridge offer only limited protection. In addition, the laws of some foreign countries do not protect Lightbridge’s proprietary rights to the same extent as do the laws of the United States.

      Lightbridge’s competitive position may be affected by limitations on its ability to protect its proprietary information. However, Lightbridge believes that patent, trademark, copyright, trade secret and other legal protections are less significant to Lightbridge’s success than other factors, such as the knowledge, ability and experience of Lightbridge’s personnel, new product and service development, frequent product enhancements, customer service and ongoing product support.

      Certain technologies used in Lightbridge’s products and services are licensed from third parties. Lightbridge generally pays license fees on these technologies and believes that if the license for any such third-party technology were terminated, it would be able to develop such technology internally or license equivalent technology from another vendor, although no assurance can be given that such development or licensing could be effected without significant delay or expense.

      Although Lightbridge believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert such claims against Lightbridge in the future or that such future claims will not be successful. Lightbridge could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on Lightbridge’s business, financial condition, results of operations and cash flows. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block Lightbridge’s ability to make, use, sell, distribute or market its products and services in the United States or abroad. Such a judgment could have a material adverse effect on Lightbridge. In the event a claim relating to proprietary technology or information is asserted against Lightbridge, Lightbridge may seek licenses to such intellectual property. There can be no assurance, however, that such a license could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to Lightbridge. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of Lightbridge’s products and, therefore, could have a material adverse effect on Lightbridge.

Employees

      As of January 31, 2003, Lightbridge had a total of 738 employees, of which 618 were full-time and 120 were part-time or seasonal. The number of personnel employed by Lightbridge varies seasonally. None of Lightbridge’s employees is represented by a labor union, and Lightbridge believes that its employee relations are good.

      The future success of Lightbridge will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel can be strong, particularly for sales and marketing personnel, software developers and service consultants.

Additional Available Information

      Lightbridge’s principal Internet address is www.lightbridge.com. The Company’s web site provides a hyperlink to a third-party web site through which Lightbridge’s annual, quarterly and current reports, and amendments to those reports, are available free of charge. Lightbridge believes these reports are made available as soon as reasonably practicable after it electronically files them with, or furnishes them to, the Securities and Exchange Commission (“SEC”). The Company does not maintain or provide any information directly to the third-party web site, and does not check its accuracy. Copies of the Company’s SEC reports can also be obtained from the SEC’s web site at www.sec.gov.

Item 2.	Properties

      Lightbridge leases approximately 90,000 square feet in a single building in Burlington, Massachusetts for its principal administrative, sales, consulting, marketing and product development facility. This lease expires in 2005. The Company leases approximately 10,000, 21,000 and 30,000 square feet for product development facilities in Fremont and Irvine, California and Broomfield, Colorado, respectively. The Company also leases 29,000 and 16,000 square feet for call centers in Lynn, Massachusetts and Broomfield, Colorado. The Company’s Waltham, Massachusetts call center was closed in October 2002 and is under lease until September 30, 2003. In March 2003, the Company announced its plans to close its then existing Broomfield, Colorado call center which is under lease until December 31, 2004. The Company also leases approximately

4,000 square feet in Waltham for one of its two data centers. The terms of the leases generally run from one to six years. From time to time, Lightbridge enters into short-term leases to provide space for international sales offices. Lightbridge believes that its present facilities are adequate for its current needs and that suitable additional space will be available as needed.

Item 3.	Legal Proceedings

      Lightbridge is not a defendant in any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Shares of the Company’s common stock, $.01 par value per share, are quoted on The Nasdaq Stock Market under the symbol “LTBG.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of the common stock on the National Market System, as reported in published financial sources:

	High	Low

2002
First Quarter	$12.81	$9.75
Second Quarter	$13.09	$8.45
Third Quarter	$8.82	$6.29
Fourth Quarter	$7.69	$5.25
2001
First Quarter	$16.56	$9.06
Second Quarter	$19.40	$8.50
Third Quarter	$15.09	$8.92
Fourth Quarter	$13.95	$8.61

      As of March 20, 2003, there were 231 holders of record of common stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder).

      The Company has never declared or paid any cash dividends on its common stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and therefore does not expect to pay any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The following selected financial data have been derived from the Company’s audited historical financial statements, certain of which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended Dec. 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Statement of Operations Data:

Revenues	$133,438	$176,616	$186,644	$155,923	$128,569

Cost of revenues	65,943	80,811	81,732	67,190	59,669

Gross profit	67,495	95,805	104,912	88,733	68,900

Operating expenses:

Development costs	29,269	32,259	29,256	23,971	27,885

Sales and marketing	13,270	20,460	22,159	20,903	23,632

General and administrative	18,170	19,517	17,955	17,483	16,991

Amortization of goodwill and acquired workforce	—	—	502	1,342	2,982

Purchased in-process research and development	1,618	—	—	—	—

Intangible asset impairment	—	—	—	—	7,385

Merger related costs	—	5,999	—	—	4,191

Restructuring costs	3,616	4,000	—	856	—

Total operating expenses	65,943	82,235	69,872	64,555	83,066

Income (loss) from operations	1,552	13,570	35,040	24,178	(14,166)

Other income(1)	2,439	4,233	5,446	874	3,142

Equity in loss of partnership investment	(464)	—	—	—	—

Income (loss) before income taxes	3,527	17,803	40,486	25,052	(11,024)

Provision for (benefit from) income taxes	(103)	3,848	9,974	6,066	2,513

Net income (loss) before extraordinary item	3,630	13,955	30,512	18,986	(13,537)

Loss on debt extinguishment, net	—	—	—	—	(226)

Net income (loss)	$3,630	$13,955	$30,512	$18,986	$(13,763)

Basic earnings (loss) per share	$0.13	$0.50	$1.12	$0.71	$(0.51)

Diluted earnings (loss) per share	$0.13	$0.48	$1.04	$0.66	$(0.51)

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:

Cash, cash equivalents and short-term investments	$133,470	$118,570	$98,743	$88,427	$55,010

Working capital	$136,501	$127,129	$109,672	$88,076	$69,943

Total assets	$180,672	$188,882	$187,680	$152,540	$129,337

Long-term obligations, less current portion	$259	$667	$963	$1,772	$2,805

Stockholders’ equity	$159,641	$161,522	$144,986	$113,907	$96,561

(1)	Consists principally of interest income. Includes a gain of $415 on the sale of an investment and a loss of $2,176 on the sale of assets, both in the year ended December 31, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

      Lightbridge’s discussion and analysis of its financial condition and results of operations are based upon Lightbridge’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of this Annual Report on Form 10-K requires Lightbridge to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and the reported amounts of revenue and expenses during the reporting period. Lightbridge bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates.

      Lightbridge has identified the policies below as critical to its business operations and the understanding of its results of operations.

      Revenue recognition. Lightbridge’s revenue recognition policy is significant because revenue is a key component affecting its operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and bonuses. Lightbridge follows specific and detailed guidelines in measuring revenue; however, certain judgments relating to the elements required for revenue recognition affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue, change in judgments concerning recognition of revenue, change in mix, amount of international sales or delay recognizing revenue could cause operating results to vary significantly from quarter to quarter.

      Allowance for doubtful accounts. Lightbridge must also make estimates of the uncollectability of its accounts receivable. An increase in the allowance for doubtful accounts is recorded when the prospect of collecting a specific account receivable becomes doubtful. Lightbridge analyzes accounts receivable and historical bad debts, customer creditworthiness, current domestic and international economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, or if Lightbridge’s estimates of uncollectability prove to be inaccurate, additional allowances would be required.

      Income taxes. Lightbridge’s income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Lightbridge follows specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provides any necessary valuation allowances as required. If Lightbridge were to determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such determination was made.

Overview

      Lightbridge develops, markets and supports a suite of products and services for communications providers that supports the customer lifecycle including customer acquisition and qualification, risk management, prepaid billing, mobile data management and authentication services.

      A majority of the Company’s revenues historically have been derived from clients located in the United States. The Company’s revenues are derived from transactions, software licensing, consulting and services, and hardware. Transaction revenues account for a majority of the Company’s revenues and were 66%, 59% and 51% of total revenues in 2002, 2001 and 2000, respectively. Software licensing and consulting and services revenues were an aggregate of 32%, 37% and 40% of total revenues in 2002, 2001 and 2000, respectively. Hardware revenues were 2%, 4% and 9% of total revenues in 2002, 2001 and 2000, respectively. During the three-year period from 2000 through 2002, Lightbridge’s total revenues decreased by 28.5% to $133.4 million from $186.6 million in 2000. This revenue decrease was driven primarily by decreases in volume of customer qualification and activation transactions processed for wireless carrier clients in 2002 from 2001 and decreases in the licensing of the Company’s software products over the three year period. There can be no assurance that the Company’s products or services will achieve or maintain market acceptance or that the mix of the Company’s revenues will remain constant.

      Lightbridge’s transaction services revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers. Over time, the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers’ existing accounts, interfacing with carrier and third-party systems and providing call center services. The Company also offers transaction services to pre-screen and authenticate the identity of users engaged in mobile and online transactions. Transaction services are provided pursuant to contracts with carriers and others, which specify the services to be utilized and the markets to be served. The Company’s clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume and type of transactions, the number and type of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers and others utilizing the Company’s services in attracting subscribers and the markets served by the Company’s clients. Transaction services revenues are recognized in the period in which the services are performed.

      The Company’s software licensing revenues consist of revenues attributable to the licensing of the Company’s CAS Application Modules, Risk Management, Prepaid Billing and Mobile Data Management software. Lightbridge’s CAS modules are designed to assist customers in interfacing with the Company’s transaction processing systems as well as to perform other point-of-sale and channel functionality. The Company’s Risk Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. The Company’s Prepaid Billing system allows carriers to market and manage prepaid wireless services to customers. The Company’s Mobile Data Management solutions provide wireless carriers a platform for the development and management of data content and applications. The Company’s software products are licensed as packaged software products and each product generally requires incidental customization or integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined.

      The Company’s consulting and services revenues historically have been derived principally from providing solution development and deployment services and business advisory consulting in the areas of customer acquisition and retention, authentication, prepay billing and risk management. Revenues from consulting services are generally recognized as the services are performed. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement and are reported as consulting and service revenues.

      The Company’s hardware revenues historically have been derived in connection with sales of its PrePay and PhonePrint products. Revenue from hardware is recognized upon shipment, unless testing, integration or other services are required, in which case it is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software is deferred until the software revenue is recognized. The Company does not expect hardware revenues to be a significant component of revenue in the future.

      PhonePrint is a cloning fraud prevention system that operates on analog networks. As a result of the limited demand for the PhonePrint system and the Company’s decision to no longer actively sell or market the system, no significant revenues are expected from the product in the future.

      In both 2001 and 2002, the rate of subscriber growth in the wireless telecommunications industry declined and capital spending in the industry also experienced a slowdown and decline. The Company believes, based in part on reports of wireless telecommunications industry analysts, that the rate of subscriber growth will continue to slow in upcoming years and that the rate of subscriber churn will remain fairly constant. Lightbridge also expects that the capital spending slowdown and decline in the telecommunications industry will continue in 2003, and may extend into 2004. In order to add to its business, the Company seeks to expand its reach into the mobile data and mobile and online business markets. The Company is also aware of the current plans of the FCC to require carriers to implement LNP some time late in 2003. The Company is not able to determine the impact, if any, of these plans on its revenues.

      On February 7, 2001 Lightbridge completed its merger with Corsair. In connection with the merger, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders. In addition, the Company assumed the obligation to issue, upon exercise of outstanding Corsair options, approximately 1,587,094 shares of common stock. In connection with the merger, the Company recorded a charge in the quarter ended March 31, 2001 of approximately $6.0 million, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million. The merger with Corsair was accounted for as a pooling-of-interests and the financial statements were restated to include the accounts of Corsair with those of Lightbridge for all periods presented.

      In November of 2001, the Company announced that it was streamlining operations by closing its Palo Alto, California facility and consolidating research and development activities in its Irvine, California and Broomfield, Colorado locations. All other Palo Alto operations, including finance, support services and sales and marketing, were merged with functions in Irvine or Burlington, Massachusetts.

      On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals. No contingent payments were required to be made in 2002 in connection with the Altawave acquisition. The technology acquired from Altawave includes solutions that offer wireless carriers a service platform for the development and management of data content and applications. The results of Altawave have been included with those of Lightbridge from its date of acquisition.

      In June of 2002, the Company announced it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of the 2002.

      In March of 2003, the Company announced that it was streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. The Company plans to record a restructuring charge of approximately $100,000 for workforce reductions in the first quarter of 2003 and approximately $900,000 for facilities reductions and capital equipment write-offs in the second quarter of 2003.

Customer Concentration

      During fiscal 2002, four of the Company’s clients each accounted for more than 10% of the Company’s total revenues. During fiscal 2001 and 2000, three of the Company’s clients each accounted for more than 10% of the Company’s total revenues. Revenues from these clients are as follows:

	Years Ended Dec. 31,

	2002	2001	2000

Sprint	30%	22%	19%
AT&T	21	20	16
Ericsson	15	16	24
Nextel	11	7	4

Total	77%	65%	63%

      Lightbridge expects that most of its revenues will continue to come from a relatively small number of clients for the foreseeable future, although the companies that comprise its largest clients in any given quarter may vary. Consequently, the Company’s revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect the Company for reasons that the Company cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services or as the result of the perceived quality or cost-effectiveness of the Company’s products or services. The Company’s services agreements with Sprint and AT&T expire on December 31, 2003. The Company’s services agreement with Nextel expires on January 15, 2004. It is possible that Sprint, AT&T and/or Nextel could elect not to renew their Agreements, to reduce the volume of products and services they purchase from the Company or to request significant changes to the pricing or other terms in any renewal agreement. In addition, the PrePay billing system is sold primarily through a distribution agreement with Ericcson and represents substantially all of the Company’s revenue derived from the PrePay billing system. That agreement may be terminated by either party on 180 days notice to the other.

      A loss of one or more of these major clients, a decrease in orders by one or more of these clients or a change in the combination of products and services they obtain from the Company would adversely affect Lightbridge’s revenues, margins and net income.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Years Ended December 31,

	2002	2001	2000

Revenues:
Transaction	66.2%	58.9%	50.7%
Software licensing	7.7	14.0	18.9
Consulting and services	24.3	23.5	21.2
Hardware	1.8	3.6	9.2

	100.0	100.0	100.0

Cost of revenues:
Transaction	36.9	31.5	26.4
Software licensing	0.9	1.4	1.0
Consulting and services	10.2	10.4	9.7
Hardware	1.4	2.5	6.7

	49.4	45.8	43.8

Gross profit:
Transaction	29.3	27.4	24.3
Software licensing	6.8	12.6	17.9
Consulting and services	14.1	13.1	11.5
Hardware	0.4	1.1	2.5

Gross profit	50.6	54.2	56.2

Operating expenses:
Development costs	21.9	18.2	15.6
Sales and marketing	10.0	11.6	11.9
General and administrative	13.6	11.0	9.9
Merger related costs	—	3.4	—
Purchased in-process R&D	1.2	—	—
Restructuring costs	2.7	2.3	—

Total operating expenses	49.4	46.5	37.4

Income from operations	1.2	7.7	18.8
Other income, net	1.8	2.4	2.9
Equity in loss of partnership investment	(0.4)	—	—

Income before income taxes	2.6	10.1	21.7
Provision for (benefit from) income taxes	(0.1)	2.2	5.4

Net income	2.7%	7.9%	16.3%

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

      Revenues. Revenues and certain revenue comparisons for the years ended December 31, 2002 and 2001 were as follows:

	Year Ended	% of	Year Ended	% of
	Dec. 31,	Total	Dec. 31,	Total	$	%
Revenues	2002	Revenue	2001	Revenue	Difference	Difference

	(Dollars in thousands)
Transaction	$88,376	66.2%	$104,019	58.9%	$(15,643)	(15.0)%
Software licensing	10,212	7.7	24,802	14.0	(14,590)	(58.8)
Consulting and services	32,491	24.3	41,484	23.5	(8,993)	(21.7)
Hardware	2,359	1.8	6,311	3.6	(3,952)	(62.6)

Total	$133,438	100.0%	$176,616	100.0%	$(43,178)	(24.4)%

      The decrease in transaction revenues of $15.6 million was due to slower subscriber growth experienced by the Company’s clients, resulting in a reduction in transaction volume, and to clients selecting fewer transaction products and services. The Company’s transaction revenues also declined as a result of reduced call volume and a change in the mix of services provided by Lightbridge’s TeleServices call centers. During the quarter ended June 30, 2002, the Company provided approximately $2.0 million of transaction services to WorldCom, Inc. (“WorldCom”), and did not record any related revenue due to doubts about collectibility stemming from WorldCom’s financial difficulties. The Company did not provide any services to or record any revenue from WorldCom during the third or fourth quarter of 2002. At December 31, 2002, WorldCom owed the Company approximately $2 million, all of which had been reserved.

      The Company’s transaction revenues will continue to reflect in large part the industry’s rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will continue to slow in upcoming years and that the rate of subscriber churn will continue to remain fairly constant. Lightbridge also believes that it may experience decreases in the demand for its TeleServices business and changes in the combination of services acquired by clients that could negatively affect transaction revenues in 2003.

      The decrease in software licensing revenues of $14.6 million was due to the continued capital spending slowdown in the telecommunications industry. Lower capital spending by carriers affected the sales of all Lightbridge software products. The Company expects that the capital spending slowdown and decline in the telecommunications industry will continue in 2003 and may extend into 2004.

      The decrease in consulting and services revenues of $9.0 million for the year ended December 31, 2002 was principally due to a decline in maintenance and services revenues related to PhonePrint, a legacy product. In addition, the decrease was also affected by a decline in software sales and the related integration, deployment, optimization and maintenance services provided in conjunction with software sales.

      The decrease in hardware revenues of $4.0 million was due to a decrease in the Company’s PrePay hardware sales, primarily because the version of PrePay software available since the second quarter of 2001 enables carriers to use locally sourced Interactive Voice Response Units (“IVRs”). In addition, hardware sales declined because a number of carriers continued to delay or cancel purchase decisions. The Company does not expect hardware revenues to be a significant component of revenue in 2003.

      Cost of Revenues. Cost of revenues consists primarily of personnel costs, costs of acquiring and maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed, changes in the mix of transaction revenues between revenues from automated transaction processing and revenues from processing transactions through the Company’s TeleServices Group and changes in the mix of total revenues among transaction revenues, software licensing and maintenance revenues and consulting services revenues.

      Cost of revenues and certain cost of revenues comparisons for the years ended December 31, 2002 and 2001 were as follows:

	Year Ended	% of	Year Ended	% of
	Dec. 31,	Total	Dec. 31,	Total	$	%
Cost of Revenues	2002	Revenue	2001	Revenue	Difference	Difference

	(Dollars in thousands)
Transaction	$49,194	36.9%	$55,591	31.5%	$(6,397)	(11.5)%
Software licensing	1,247	0.9	2,485	1.4	(1,238)	(49.8)
Consulting and services	13,663	10.2	18,275	10.4	(4,612)	(25.2)
Hardware	1,839	1.4	4,460	2.5	(2,621)	(58.8)

Total	$65,943	49.4%	$80,811	45.8%	$(14,868)	(18.4)%

      Transaction cost of revenues decreased in 2002 from the prior year principally due to lower transaction revenues as a result of a lower volume of transactions processed through Lightbridge’s TeleServices call centers and a decrease in costs attributable to the Company’s staff reductions. Transaction cost of revenues was also affected by a shift in the mix of services provided to clients during the year ended December 31, 2002. Transaction cost of revenues increased as a percentage of total transaction revenues to 55.7% in 2002 from 53.4% in 2001. The increase in cost of transaction revenues as a percentage of transaction revenues was due to a change in the mix of services provided in the year ended December 31, 2002, as well as the level of fixed costs within the Company’s infrastructure, which resulted in lower gross profit margins as revenues declined. Certain of these fixed costs have been eliminated or reduced as a result of the Company’s restructurings in 2001 and 2002. Lightbridge believes that changes in the mix of services provided to clients will continue to affect transaction cost of revenues in 2003.

      Software licensing cost of revenue decreased in 2002 from the prior year due to the decline in software revenues. Software licensing cost of revenue increased as a percentage of total software licensing revenues increased to 12.2% in 2002 from 10.0% in 2001 due to lower software sales.

      Consulting and services cost of revenues decreased in 2002 from the prior year. Consulting and services cost of revenues also decreased as a percentage of total consulting services revenues to 42.1% in 2002 from 44.1% in 2001. The decrease in consulting and services cost of revenues was attributable to a decrease in consulting projects and revenue as well as a reduction in headcount associated with the June 2002 restructuring.

      Hardware cost of revenues decreased in 2002 from the prior year due to a decline in hardware revenues. Hardware cost of revenues as a percentage of total hardware revenue increased to 78.0% in 2002 from 70.7% in 2001 due to a decrease in hardware revenues.

      The Company expects that fluctuations in gross profit may occur primarily because of a change in the mix of revenue generated from the Company’s four revenue components, particularly revenues from software licensing and consulting and services.

      Operating Expenses. Operating expenses and certain operating expense comparisons for the years ended December 31, 2002 and 2001 were as follows:

	Year Ended	% of	Year Ended	% of
	Dec. 31,	Total	Dec. 31,	Total	$	%
	2002	Revenue	2001	Revenue	Difference	Difference

	(Dollars in thousands)
Development	$29,269	21.9%	$32,259	18.2%	$(2,990)	(9.3)%
Sales and marketing	13,270	10.0	20,460	11.6	(7,190)	(35.1)
General and administrative	18,170	13.6	19,517	11.0	(1,347)	(6.9)
Merger related costs	—	—	5,999	3.4	(5,999)	(100.0)
Purchased in-process R&D	1,618	1.2	—	—	1,618	100.0
Restructuring costs	3,616	2.7	4,000	2.3	(384)	(9.6)

Total	$65,943	49.4%	$82,235	46.5%	$(16,292)	(19.8)%

      Development. Development expenses include software development costs consisting primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The decrease in development expenses for the year ended December 31, 2002 was due to cost savings associated with the closing of the Company’s Palo Alto, California facility as well as the reduction in headcount associated with the June 2002 restructuring. These cost savings were partially offset by the addition of engineering personnel necessary to support Lightbridge’s product and services development plans. Development expenses as a percentage of total revenues increased in 2002 from the prior year as a result of lower total revenues. The Company expects to continue to incur significant development expenses in 2003 and may experience an increase in such expenses for that period in connection with the further development of its existing products and services and development of new products and services.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. The decrease for the year ended December 31, 2002, was primarily due to headcount reductions from closing the Palo Alto, California facility and the June 2002 restructuring, coupled with a decrease in costs associated with lower revenue levels, such as commissions on sales.

      General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. The decrease in general and administrative costs for the year ended December 31, 2002 was primarily due to a decrease in headcount associated with the closing of the Palo Alto facility, the June 2002 restructuring and the Company’s efforts to limit spending, partially offset by a write-off of a secured promissory note received by the Company in connection with a loan to an unrelated party in 1999. The Company wrote off the note receivable in 2002 because it believed that the note was uncollectible due to the adverse financial and operating condition of the maker and economic conditions. The increase in general and administrative expenses as a percentage of total revenues was due to lower revenues. The Company may experience an increase in general and administrative expenses in 2003 due to increased regulatory compliance requirements associated with operating as a public company and consumer credit and privacy regulations.

      In-Process Research and Development (“IPR&D”). In connection with the Altawave acquisition, the Company recorded a $1.6 million charge during the first quarter of 2002 for several IPR&D projects. The technology acquired from Altawave includes solutions that offer wireless carriers and enterprises a service platform for the development and management of data content and applications. The complexity of the technology lies in its comprehensive, secure and scalable characteristics. The research projects in process at the date of acquisition related to the development of the Mobile Data Manager (“MDM”) suite of products consisting of MDM Server, MDM Administration, MDM Altalinks, MDM Provisioner, and the Consumer Group Applications (“CGA”). Development on the technology was started in 2000.

      The value of the projects was determined by an independent appraiser using the income approach. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of estimated total research and development expenses to bring the projects to technological feasibility. At the acquisition date, the Company estimated that the MDM suite and CGA were approximately 70% and 32% complete, respectively, with fair values of approximately $1.0 million and $0.6 million, respectively. The discount rate used for the fair value calculation was 37% for the MDM suite and 40% for CGA. At the date of acquisition, development of the technology involved risks to the Company including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology.

      Lightbridge completed the development of the MDM suite in the quarter ended September 30, 2002, having spent approximately $150,000 on the project after the acquisition. Total cost to complete the CGA project after acquisition is estimated to be approximately $300,000, of which approximately $125,000 had been spent through December 31, 2002. CGA is expected to be completed by July 2003. If the development of the technology is not completed on schedule, the potential consequences to the Company may be increased development costs and increased competition from other companies that have competitive products in the market.

      Other Income, Net. Other income, net consists predominantly of interest income and decreased by 42.4% to $2.4 million in the year ended December 31, 2002 from $4.2 million in the prior year. This decrease was primarily due to a decline in interest rates.

      Equity in Loss of Partnership Investment. The Company has committed to invest up to $5.0 million in a limited partnership that invests in businesses within the wireless industry. To date, the Company has invested $953,000. The Company uses the equity method of accounting for this limited partnership investment. For the year ended December 31, 2002, the Company’s proportionate share of the loss of the limited partnership was $464,000.

      Provision for Income Taxes. Lightbridge’s effective tax rate was (2.9)% and 21.6% (excluding merger-related expenses) for the years ended December 31, 2002 and 2001, respectively. The 2002 tax provision was based upon the annual effective tax rate of 34.0%, offset by a reduction in the Company’s valuation allowance provided against certain acquired net loss carryforwards and an $802,000 benefit from research and development tax credits. The Company has approximately $10.4 million in loss carryforwards, principally the result of various acquisitions, against which a valuation reserve of approximately $10.3 million has been provided. Net deferred tax assets were approximately $6.7 million at December 31, 2002. If circumstances change so that recoverability of these assets appears unlikely, additional valuation allowances may be required. The Company recorded a net benefit from income taxes in 2002 due primarily to lower levels of profitability and the impact of a reduction in valuation allowances and credits.

      Net Income. Net income for 2002 was $3.6 million or 2.7% of revenues, and diluted earnings per share was $0.13 compared to net income in 2001 of $14.0 million or 7.9% of revenues and diluted earnings per share of $0.48. The 2002 decrease in net income from 2001 was primarily due to reduced revenue levels, partially offset by a reduction in operating expenses.

              Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

      Revenues. Revenues and certain revenue comparisons for the years ended December 31, 2001 and 2000 were as follows:

	Year Ended	% of	Year Ended	% of
	Dec. 31,	Total	Dec. 31,	Total	$	%
Revenues	2001	Revenue	2000	Revenue	Difference	Difference

	(Dollars in thousands)
Transaction	$104,019	58.9%	$94,719	50.7%	$9,300	9.8%
Software licensing	24,802	14.0	35,258	18.9	(10,456)	(29.7)
Consulting and services	41,484	23.5	39,544	21.2	1,940	4.9
Hardware	6,311	3.6	17,123	9.2	(10,812)	(63.1)

Total	$176,616	100.0%	$186,644	100.0%	$(10,028)	(5.4)%

      The increase in transaction revenues for the year ended December 31, 2001 was primarily due to the increased volume of qualification and activation transactions processed for carrier clients and an increase in special program efforts through Lightbridge’s TeleServices Call Center. Lightbridge believes that its transaction revenues also benefited from client promotional activities generally attributable to the current competitive market for wireless services.

      The decrease in software licensing revenues for the year ended December 31, 2001 was due to a capital spending slowdown and decline in the telecommunications industry which extended to Lightbridge’s traditional analytical software products in risk management and retail management as well as the Company’s PrePay software product.

      The increase in consulting and services revenues for the year ended December 31, 2001 was principally due to increased demand for consulting services, primarily custom software development and systems integration. In addition, the Company’s maintenance revenues increased because of an increase in the installed subscriber base.

      The decrease in hardware revenues was due to lower sales of PhonePrint. In addition, the Company’s PrePay hardware sales also decreased because the version of PrePay software available since the second quarter of 2001 enables carriers to use locally sourced IVRs. Finally, hardware sales declined because a number of carriers delayed or cancelled purchase decisions.

      Cost of Revenues. Cost of revenues and certain cost of revenue comparisons for the years ended December 31, 2001 and 2000 were as follows:

	Year Ended	% of	Year Ended	% of
	Dec. 31,	Total	Dec. 31,	Total	$	%
Cost of Revenues	2001	Revenue	2000	Revenue	Difference	Difference

	(Dollars in thousands)
Transaction	$55,591	31.5%	$49,397	26.4%	$6,194	12.5%
Software licensing	2,485	1.4	1,836	1.0	649	35.3
Consulting and services	18,275	10.4	18,028	9.7	247	1.4
Hardware	4,460	2.5	12,471	6.7	(8,011)	(64.2)

Total	$80,811	45.8%	$81,732	43.8%	$(921)	(1.1)%

      Transaction cost of revenues increased in dollars, and as a percentage of total transaction revenues to 53.4% for the year ended December 31, 2001 from 52.2% for the year ended December 31, 2000. The increase in transaction cost of revenues for the year ended December 31, 2001 resulted principally from increases in transaction volume and costs attributable to expansion of the Company’s staff and systems capacity particularly for Lightbridge’s TeleServices Call Centers. Transaction cost of revenues was also affected by a shift in the mix of services provided to clients during the year ended December 31, 2001.

      Software cost of revenues increased in dollars, and as a percentage of total software licensing revenues to 10.0% for the year ended December 31, 2001 from 5.2% for the year ended December 31, 2000. The increase in software licensing cost of revenue for the year ended December 31, 2001 resulted principally from an increase in third-party software and costs associated with software installation and configuration. Software licensing cost of revenues as a percentage of total software licensing revenues for the year ended December 31, 2001 also increased as a result of lower total software licensing revenues during the period.

      Consulting and services cost of revenues increased in dollars, while decreasing as a percentage of total consulting services revenues to 44.1% for the year ended December 31, 2001 from 45.6% for the year ended December 31, 2002. The dollar increase in consulting and services cost of revenues was attributable to the increase in consulting and services business for clients. The decrease in consulting and services cost of revenue as a percentage of consulting and services revenues was due to increased utilization of the consulting resources.

      Hardware cost of revenues decreased in dollars, and as a percentage of total hardware revenues to 70.7% for the year ended December 31, 2001 from 72.8% for the year ended December 31, 2000. The decrease was attributable to a decrease in hardware revenues.

      Operating Expenses. Operating expenses and certain operating expenses comparisons for the years ended December 31, 2001 and 2000 were as follows:

	Year Ended	% of	Year Ended	% of
	Dec. 31,	Total	Dec. 31,	Total	$	%
	2001	Revenue	2000	Revenue	Difference	Difference

	(Dollars in thousands)
Development	$32,259	18.2%	$29,256	15.6%	$3,003	10.3%
Sales and marketing	20,460	11.6	22,159	11.9	(1,699)	(7.7)
General and administrative	19,517	11.0	17,955	9.6	1,562	8.7
Amortization of goodwill and acquired workforce	—	—	502	0.3	(502)	(100.0)
Merger related costs	5,999	3.4	—	—	5,999	100.0
Restructuring costs	4,000	2.3	—	—	4,000	100.0

Total	$82,235	46.5%	$69,872	37.4%	$12,363	17.7%

      Development. The increase in development expenses for the year ended December 31, 2001 resulted primarily from the addition of engineering personnel necessary to support Lightbridge’s product development plans. Included in these development efforts were the development of an enhanced version of Lightbridge’s Risk Management software product, FraudBuster, the continued enhancement of its Customer Acquisition System and Retail Management System, development of its Risk Management software product, Fraud Centurion and continued development of its PrePay products. Development expenses as a percentage of total revenues for the year ended December 31, 2001 also increased as a result of lower total revenues during the period.

      Sales and Marketing. The decrease in sales and marketing expenses for the year ended December 31, 2001 in dollars and as a percentage of total revenue, was primarily due to a decrease in headcount as a result of synergies attributable to the Lightbridge merger with Corsair, coupled with a decrease in costs associated with lower revenue levels.

      General and Administrative. The increase in general and administrative expenses for the year ended December 31, 2001 in dollars and as a percentage of total revenue was primarily due to additional staffing levels.

      Other Income, Net. Other income, net consists predominantly of interest income and decreased by 22.3% to $4.2 million in the year ended December 31, 2001 from $5.4 million in the prior year. This decrease was primarily due to a decline in interest rates.

      Provision for Income Taxes. Lightbridge’s estimated effective tax rate was 21.6% (excluding merger-related expenses) and 24.6% for the years ended December 31, 2001 and 2000, respectively. The 2001 tax provision was based upon the estimated annual effective tax rate of 35.0%, offset by a $4.5 million tax benefit principally related to acquired net operating loss carryforwards of Corsair, which are expected to be realized, and the deductible portion of merger costs incurred in connection with the acquisition of Corsair.

      Net Income. Net income for 2001 was $14.0 million or 7.9% of revenues, and diluted earnings per share was $0.48 compared to net income in 2000 of $30.5 million or 16.3% of revenues and diluted earnings per share of $1.04. The 2001 decrease in net income from 2000 was primarily due to reduced revenue levels, merger related costs, restructuring costs and, to a lesser extent, higher operating expenses.

Liquidity and Capital Resources

      As of December 31, 2002, Lightbridge had cash and cash equivalents and short-term investments of $133.5 million. Lightbridge’s working capital increased to $136.5 million at December 31, 2002 from $127.1 million at December 31, 2001. The Company believes that its current cash balances will be sufficient to finance the Company’s operations and capital expenditures for the next twelve months. Thereafter, the adequacy of the Company’s cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on the Company’s operations, cash requirements associated with acquisitions and investments, and the sustained profitability of the Company’s operations.

      For the year ended December 31, 2002, the Company generated cash flows from operating activities of $30.0 million and used $41.1 million and $5.8 million in investing and financing activities, respectively.

      The Company’s capital expenditures for the years ended December 31, 2002 and 2001 were $4.4 million and $12.0 million, respectively. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company’s services delivery infrastructure and computer equipment for development activities. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2008.

      For the year ended December 31, 2002, the Company used $8.5 million for the repurchase of the Company’s common stock under its stock repurchase program.

      In August 2001, the Company elected to forego annual renewal of a $15.0 million unsecured working capital line of credit with a bank because the Company believed it had sufficient cash and short term investments to meet its then-current operating needs. At the date of expiration, there were no borrowings outstanding under the working capital line of credit. At December 31, 2002, the Company had an outstanding letter of credit in the amount of $1.0 million expiring in May 2003. On January 14, 2003, this letter of credit was replaced with a $1.0 million letter of credit, which expires in May 2004.

      The Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company’s future minimum payments due under operating leases and the amount of the Company’s commitment per period under an annually renewable letter of credit required as security under the lease for its headquarters which extends through 2005 are as follows:

	Total	2003	2004	2005	2006	After 2006

	(Dollars in thousands)
Operating leases	$13,687	$5,236	$3,693	$2,581	$1,021	$1,156
Letter of credit	$1,000	$1,000	$1,000	—	—	—

      The Company has no off-balance sheet entities and is not a party to any material transactions involving related persons or entities (other than employment, separation and other compensation agreements with certain executives).

      The Company has committed to invest up to $5.0 million in a limited partnership formed to invest in businesses in the wireless industry. To date, the Company has invested a total of $953,000.

Merger Costs

      In connection with the merger with Corsair, Lightbridge recorded a charge, in the quarter ended March 31, 2001, of approximately $6.0 million, which has been paid in full, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million.

Restructurings

      In November 2001, the Company announced that it was closing its Palo Alto, California facility and consolidating research and development activities in its Irvine, California and Broomfield, Colorado locations. All other Palo Alto operations including finance, support services, and sales and marketing were merged with functions in Irvine or Burlington, Massachusetts. The Company recorded a restructuring charge of approximately $4.0 million, consisting of $2.9 million for workforce reductions and $1.1 million for facilities and related costs, associated with the closure of its Palo Alto location. The restructuring plan resulted in the termination of 102 personnel as follows: 24 in product and service delivery, 38 in development, 25 in sales and marketing and 15 in general and administrative. The costs for consolidation of facilities were predominantly comprised of real estate lease commitments for unutilized office space. The Company did not adjust the Palo Alto restructuring reserve and all related restructuring costs were paid as of December 31, 2002.

      In June 2002, the Company announced that it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002. The Company recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million for workforce reductions, $1.3 million for facilities reductions including lease obligations, utilities and security costs on unused space and $0.7 million for capital equipment write-offs, associated with these measures. The restructuring plan resulted in the termination of 65 personnel as follows: 25 in product and service delivery, 22 in development, 11 in sales and marketing and seven in general and administrative. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2002, and the Company anticipates that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2003.

      The following summarizes the changes to the November 2001 restructuring reserves during the year ended December 31, 2002:

	Balance at			Balance at
	December 31,			December 31,
	2001	Accrued	Utilized	2002

	(Dollars in thousands)
Employee severance and termination benefits	$2,143	$—	$2,143	$—
Facility closing and related costs	997	—	997	—

	$3,140	$—	$3,140	$—

      The following summarizes the changes to the June 2002 restructuring reserves during the year ended December 31, 2002:

	Balance at			Balance at
	December 31,			December 31,
	2001	Accrued	Utilized	2002

	(Dollars in thousands)
Employee severance and termination benefits	$—	$1,580	$1,237	$343
Facility closing and related costs	—	1,312	320	992
Capital equipment write-offs	—	724	724	—

	$—	$3,616	$2,281	$1,335

      In March 2003, the Company announced that it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. The Company plans to record a restructuring charge of approximately $100,000 for workforce reductions in the first quarter of 2003 and approximately $900,000 for facilities reductions and capital equipment write-offs in the second quarter of 2003.

Inflation

      Although certain of the Company’s expenses increase with general inflation in the economy, inflation has not had a material impact on the Company’s financial results to date.

Risk Factors

If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly.

      Our revenues are concentrated among a few major clients. Our 10 largest clients accounted for approximately 90%, 79% and 75% of our total revenues in 2002, 2001 and 2000, respectively. The following clients accounted for more than 10% of our total revenues in the years indicated:

	Years Ended Dec. 31,

	2002	2001	2000

Sprint	30%	22%	19%
AT&T	21	20	16
Ericsson	15	16	24
Nextel	11	7	4

Total	77%	65%	63%

      We expect that most of our revenues will continue to come from a relatively small number of clients for the foreseeable future, although the companies that comprise our largest clients in any given quarter may vary. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, or as the result of the perceived quality or cost-effectiveness of our products or services. Our services agreements with Sprint and AT&T expire on December 31, 2003. Our services agreement with Nextel expires on January 15, 2004. It is possible that Sprint, AT&T and/or Nextel could elect not to renew their agreements, to reduce the volume of products and services they purchase from us or to request significant changes to the pricing or other terms in any renewal agreement. In addition, the PrePay billing system is sold primarily through a distribution agreement with Ericsson and represents substantially all of our revenue derived from the PrePay billing system in the years indicated. That agreement may be terminated by either party on 180 days notice to the other. The loss of any one or more of our major clients or a change in the particular type, quantity or combination of products or services purchased by any one or more of our major clients would cause sales to fall below expectations and materially reduce our revenues, margins and net income. Our business would also be harmed if we are unable to collect, or experience delays in collecting, payments from any of our major clients.

Our Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase.

      Most of our client contracts extend for terms of between one and five years. During the terms of these contracts, our clients typically may elect to purchase any of several different combinations of products and services. The revenue that we receive for processing a transaction for a client may vary significantly depending on the particular products and services used to process the transaction. In particular, transactions handled through our TeleServices Group generally result in significantly higher revenue to us than transactions that are submitted and processed electronically. Therefore, our revenues from a particular client may decline if the client changes the combination of products and services it purchases from us.

      To the extent our client contracts contain minimum purchase or payment requirements, these minimums are typically at levels significantly below actual or historical purchase or payment levels. Therefore, our current clients may not continue to utilize our products or services at levels similar to previous years or at all, and may not generate significant revenues in future periods. If any of our major clients terminates or significantly reduces or changes the combination of products or services it purchases from us for any reason, our business would be seriously damaged.

Our Revenues Are Concentrated in the Wireless Telecommunications Industry, Which Is Experiencing Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs.

      We currently derive almost all of our revenues from companies in the wireless telecommunications industry, and we expect that wireless telecommunications companies will continue to account for a substantial majority of our revenues for the foreseeable future. In recent years, the growth rate of the domestic wireless industry has slowed. In addition, consolidation has affected the number of carriers to whom our products and services can be marketed and sold, and competition among wireless carriers has continued to increase, resulting in heightened efforts by carriers to control costs. Many of our carrier clients have sought, or may in the future seek, pricing concessions when they renew their service agreements with us, which could affect our revenues and profitability. In addition, several of our carrier clients have sought bankruptcy protection in the past year, and we believe it is likely that additional clients may file for bankruptcy protection if current industry conditions continue. Bankruptcy filings by our clients may prevent us from collecting some or all of the amounts owing to us at the time of filing, may require us to return some or all of any payments received by us within 90 days prior to a bankruptcy filing and may also result in the termination of our service agreements. As a result of the foregoing conditions, our success depends on a number of factors:

•	our ability to maintain our profit margins on sales of products and services to companies in the wireless telecommunications industry;

•	the financial condition of our clients and their continuing ability to pay us for services and products;

•	our ability to develop and market new or enhanced products and services to new and existing clients or for new markets;

•	continued growth of the domestic wireless telecommunications markets;

•	the number of carriers seeking to implement prepaid billing services;

•	our ability to increase sales of our products and services internationally; and

•	our ability to increase sales of our products and services to other new types of clients or in new markets.

The Success of Our Growth Strategy Is Dependent on Our Ability to Expand into New Markets.

      In order to achieve growth in our business, we are seeking to expand our reach into new markets, including the online transaction market and the wireless data market. As a result, our success depends on a number of factors, including, without limitation:

•	growth in the online transaction and mobile data management markets;

•	our ability to provide products and services to address the needs of those markets; and

•	competition in those markets.

If We Do Not Continue to Enhance Our Existing Products and Services, and Develop or Acquire New Ones, We Will Not Be Able to Compete Effectively in Our Industry.

      The communications industry has been changing rapidly as a result of increasing competition, technological advances, regulatory changes and evolving industry practices and standards, and we expect these changes will continue. Carriers in the telecommunications market have also been changing quickly, as the result of consolidation among existing carriers and financial difficulties experienced by some carriers. In addition, the business practices and technical requirements of our clients are subject to changes that may require modifications to our products and services. In order to remain competitive and successfully address the evolving needs of our clients, we must commit a significant portion of our resources to:

•	identify and anticipate emerging technological and market trends affecting our core wireless business as well as the online market;

•	enhance our current products and services in order to increase their cost-effectiveness to clients that are seeking to control costs and to meet regulatory requirements;

•	develop or acquire new products and services that meet emerging client needs, such as services to allow companies to authenticate the identity of consumers engaged in online and mobile transactions and products and services for the online and mobile data management markets;

•	modify our products and services in response to changing business practices and technical requirements of our clients, as well as to new regulatory requirements, such as LNP;

•	integrate our current and future products; and

•	create and maintain interfaces to changing client and third party systems.

      We must achieve these goals in a timely and cost-effective manner and successfully market our new and enhanced products and services to clients. In the past, we have experienced errors or delays in developing new products and in modifying or enhancing existing products. If we are unable to expand or appropriately enhance or modify our products and services quickly and efficiently, our business and operating results could be adversely affected.

Our Clients and We Must Comply with Complex and Changing Consumer Credit and Privacy Laws.

      Government regulation influences our current and prospective clients’ activities, as well as their expectations and needs in relation to our products and services. For example, our clients include telecommunications companies that, to the extent that they extend consumer credit, may be subject to federal and state regulations. In making credit evaluations of consumers, performing fraud screening or user authentication, our clients are subject to requirements of federal law, including the FCRA, the ECOA and the GLBA and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation may also affect the nature and extent of the products or services that we can provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection. Although most of our products and services, other than our ProFile service, are not directly subject to these requirements, we must take these extensive and evolving requirements into account in order to meet our clients’ needs. In some cases, these regulations require our customers to notify consumers of credit decisions made in connection with their applications for telecommunications services, and we have contracted with some of our clients, including Sprint, AT&T, Western Wireless Corporation and Dobson Communications, Inc., to provide such notices on their behalf. Our software has in the past contained, and could in the future contain, undetected errors affecting compliance by our clients with one or more of these legal requirements. Failure to properly implement these requirements in our products and services in a timely, cost-effective and accurate manner could result in liability, either directly or as indemnitor of our clients, damage to our reputation and relationships with clients and a loss of business.

Our Business May be Harmed by Errors in Our Software.

      The software that we develop and license to clients, and that we also use in providing our transaction processing and call center services, is extremely complex and contains hundreds of thousands of lines of computer code. Large, complex software systems such as ours are susceptible to errors. The difficulty of preventing and detecting errors in our software is compounded by the fact that we maintain multiple versions of our systems to meet the differing requirements of our major clients, and must implement frequent modifications to these systems in response to these clients’ evolving business policies and technical requirements. Our software design, development and testing processes are not always adequate to detect errors in our software prior to its release or commercial use. As a result, we have from time to time discovered, and may likely in the future discover, errors in software that we have put into commercial use for our clients, including some of our largest clients. Because of the complexity of our systems and the large volume of transactions they process on a daily basis, we sometimes have not detected software errors until after they have affected a significant number of transactions. Software errors can have the effect of causing clients that utilize our products and services to fail to comply with their intended credit or business policies, or to fail to comply with legal requirements, such as those under the GLBA, FCRA or ECOA. Such errors, particularly if they affect a major client, can harm our business in several ways, including the following:

•	we may suffer a loss of revenue if, due to software errors, we are temporarily unable to provide products or services to our clients;

•	we may not be paid for the products or services provided to a client that contain errors, or we may be liable for losses or damages sustained by a client or its subscribers as a result of such errors;

•	we may incur additional unexpected expenses to correct errors in our software, or to fund product development projects that we may undertake to minimize the occurrences of such errors in the future;

•	we may damage our relationships with clients or suffer a loss of reputation within our industry;

•	we may become subject to litigation or regulatory scrutiny; and

•	our clients may terminate or fail to renew their agreements with us or reduce the products and services they purchase from us.

      Our errors and omissions insurance may not be adequate to compensate us for losses that may occur due to software errors. It is also possible that such insurance might cease to be available to us on commercially reasonable terms or at all.

Our Initiatives to Improve Our Software Design and Development Processes May Not Be Successful.

      The development of our core products has, in some cases, extended over a period of more than ten years. This incremental development process has resulted in a system which is extremely complex. Systems of the size and complexity of ours are inherently difficult to modify and maintain. Beginning in 2001, we began the process of rebuilding portions of our core products in Java, replacing the proprietary three-tiered software architecture historically employed in our products with a new architecture using a middleware layer and a standard database across all products. We expect that this architecture, which relies on component-based development and reusable frameworks, will accelerate our product development process and make it easier to maintain our software systems. We are also evaluating changes in our product development, testing and control processes to improve the accuracy and timeliness of modifications that we make to our software, including the frequent modifications that we must make in response to changes in the business policies and technical requirements of our clients. We believe that our initiatives to implement a new product architecture and to improve our product development, test and control processes will be important to our future competitive position and success. If we are not successful in carrying out these initiatives on a timely basis or in a manner that is acceptable to our clients, our business and future prospects could be harmed.

Our Success Is Dependent in Part on PrePay, Which May Not Achieve Market Acceptance.

      In 2001 and 2002, PrePay, our prepaid metered billing solution, did not produce the revenues that we anticipated. We continue to anticipate that PrePay will account for a significant amount of our revenues in 2003. As a result, our future operating results will depend to a significant extent on the demand for and market acceptance of PrePay. To date, only a small number of wireless carriers, almost all of them outside the U.S., have deployed PrePay, and the rate of adoption of the PrePay system will need to increase significantly in order to achieve our revenue targets.

      Currently our PrePay solution has only been commercially deployed on networks which use Ericsson switching equipment. We introduced a separate version of our PrePay product in 2001, making PrePay compatible with other infrastructure equipment, and, in 2002, that version of our PrePay product was certified for compatibility with Nortel Networks, Inc. and Lucent Technologies, Inc. infrastructure equipment. However, PrePay has not yet gained market acceptance. Furthermore, although PrePay supports CDMA and TDMA air interfaces, it is not expected to support the GSM interface until some time in the second quarter of 2003.

      Our PrePay product has been sold predominately by Ericsson. Ericsson, from time to time, may evaluate and seek to distribute or acquire alternative vendors’ prepaid product offerings. Any change in the terms of our distribution arrangements with Ericsson or Ericsson’s desire to discontinue our relationship would drastically affect sales of PrePay. Although our own sales force also sells PrePay, it has not yet generated significant PrePay sales and PrePay may never gain market acceptance. We cannot ensure that sales of the PrePay system will increase or that PrePay will gain market acceptance. If PrePay does not gain market acceptance our future operating results would be adversely affected.

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

We Have Made and May Continue to Make Acquisitions, Which Involve Risks.

      We acquired Coral Systems, Inc. in November of 1997, Corsair in February of 2001 and the assets of Altawave in February of 2002. Although we have no current arrangements to make additional acquisitions in the future, we may do so if we identify companies, technologies or assets that appear to complement our business. Acquisitions involve risks that could cause the actual results of any acquisitions we may make to differ from our expectations. For example:

•	In future acquisitions, we may issue equity securities that could be dilutive to our shareholders or we may use our cash which may have an adverse effect on our liquidity. In those acquisitions, we also may incur additional debt and amortization expense related to intangible assets. This additional debt, amortization expense and potential impairment of any purchased goodwill may materially and adversely affect our business and operating results. We may also be required to make continuing investments in acquired products or technologies to bring them to market, which may negatively affect our cash flows and net income. In addition, we may assume certain contingent liabilities that may be difficult to estimate.

•	We may be unable to integrate acquired businesses successfully and to realize anticipated economic, operational and other benefits in a timely manner. Integration of an acquired business is especially difficult when we acquire a business in a market in which we have limited or no expertise or a business with a corporate culture different from ours. If we are unable to successfully integrate acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

•	Acquisitions may divert management’s attention from our existing business and may damage our relationships with our key clients and employees.

We May Not Be Able to Successfully Manage Operational Changes.

      Over the last several years, our operations have experienced rapid growth in some areas and significant restructurings and cutbacks in others. These changes have created significant demands on our executive, operational, development and financial personnel and other resources. If we achieve future growth in our business, or if we are forced to make additional restructurings, we may further strain our management, financial and other resources. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to continue to improve our operational and financial controls and reporting systems. We cannot ensure that we will be able to successfully manage the future changes in our business.

Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.

      PrePay is currently marketed primarily through a distribution agreement with Ericsson, and sold commercially only by Ericsson. We have also entered into a business alliance with VeriSign to assist us in penetrating the online transaction market. We intend to continue to market and distribute our products through existing and other relationships. We also intend to enter into additional distributor and sales and marketing agreements for the sale of these and other products both in and outside of the United States. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Failure by our existing and future distributors or other sales and marketing partners to generate significant revenues or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition.

      In addition, distributors and other sales and marketing partners may become our competitors with respect to the products they distribute either by developing a competitive product themselves or by distributing a competitive offering. For example, Ericsson may evaluate and seek to distribute or acquire alternative vendors’ prepaid products that compete with PrePay, and VeriSign may elect to market or acquire alternative fraud and identity verification products. Competition from existing and future distributors or other sales and marketing partners could significantly harm sales of our products.

Our Quarterly Operating Results May Fluctuate.

      Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically. Our common stock price could also fall dramatically if investors or public market analysts reduce their estimates of our future quarterly operating results, whether as a result of information we disclose, or based on industry, market or economic trends, or other factors.

      Our revenues are difficult to forecast for a number of reasons:

•	Seasonal and retail trends affect our transaction services revenues, which historically have represented the majority of our total revenues, and may affect demand for our other products and services. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

•	The sales process for our products and services is lengthy, sometimes exceeding twenty-four months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders, particularly orders for software, which typically result in a substantial amount of non-recurring revenue, could cause our quarterly revenues to fall substantially below expectations.

•	We ship our software products within a short period after receipt of an order, and we usually do not have a material backlog of unfilled orders of software products. Consequently, our revenues from software licenses in any quarter depend substantially on the orders booked and shipped in that quarter. As a result, a delay in the consummation of a license agreement may cause our revenues to fall below expectations for that quarter.

•	Our consulting services revenues can fluctuate based on the timing of product sales and of projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues or staffing requirements accurately more than a few months in advance.

•	We are in the process of developing a number of new products and services. If we do not complete our development efforts on schedule, or if we are not able to market our new products and services successfully, our revenues could fall substantially below expectations.

•	Our contracts typically do not require our clients to purchase our products or services at their actual or historical levels, and frequently permit clients to make changes in the bundle of our products and services that they utilize, which changes can significantly affect our revenues and expenses in a given quarter.

•	In recent years, we have implemented several restructurings that have resulted in significant non-recurring accounting charges. It is possible that we will effect further restructurings in the future, which could result in additional non-recurring charges.

•	Adverse industry, market or economic conditions such as consolidation in the wireless industry, carrier bankruptcies, the decline in subscriber growth rates and price competition among carriers may negatively impact our clients’ decisions to acquire our products and services.

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

Our Foreign Sales and Operations Subject Us to Risks and Concerns Which Could Negatively Affect Our Business Overall.

      We expect our international revenues will continue to represent a significant portion of our total revenues. We also intend to further expand our sales efforts internationally. In addition to the risks generally associated with sales and operations in the U.S., sales to clients outside the U.S. and operations in foreign countries present us with many additional risks, including the following:

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

We Face Competition from a Broad and Increasing Range of Vendors.

      The market for products and services offered to communications providers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in the authentication services industry, which will result in the entrance of new competitors in the future. We face potential competition from several primary sources:

•	software vendors that provide one or more customer acquisition, customer relationship management and retention or risk management solutions, including ECtel Ltd., TSI Telecommunications Services Inc. (“TSI”), Fair, Isaac & Co. Inc., Magnum Software Systems, Inc., American Management Systems, Incorporated and SLP Infoware;

•	telecommunications equipment vendors that market software-based solutions to complement their hardware offerings, such as Hewlett-Packard Company, Ericsson and Northern Telecom Limited;

•	service providers that offer customer acquisition, customer relationship management and retention, risk management or authentication services in connection with other services, including Choicepoint Inc., Visa U.S.A., Experian Information Solutions, Inc., Equifax, Inc., RiskWise, L.L.C., Trans Union, L.L.C., Schlumberger Sema plc and Amdocs Ltd;

•	information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

•	information technology vendors that offer wireless and internet software applications such as Oracle Corporation, Microsoft Corporation and International Business Machine Corporation;

•	consulting firms or systems integrators that may offer competitive services or the ability to develop customized solutions for customer acquisition and qualification, customer relationship management and retention or risk management, such as American Management Systems, Incorporated, Accenture Ltd., BearingPoint, Inc., PeopleSoft, Inc., Siebel Systems, Inc. and Cap Gemini Ernst & Young;

•	software vendors of prepaid wireless billing products, including Boston Communications Group, Inc., Brite Voice Systems, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., VeriSign Telecommunications Services, Telemac Cellular Corporation, Fair, Isaac & Co. Inc., ORGA Kartensysteme GmbH, Schlumberger Sema plc, Logica plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Hewlett-Packard Company (Tandem Division), Northern Telecom Limited, Telcordia Technologies, Inc. and Sixbell;

•	a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as Verizon Communications, Inc., Authentix Network Inc. and Fair, Isaac & Co., Inc.; and

•	vendors that provide products and services in the wireless data market, such as Bridgewater Systems Corporation, OracleMobile, a division of Oracle Corporation, 4thPass, Inc., TSI, Seven Networks, Inc. and Openwave Systems Inc.

      Because competition can easily penetrate one or more of our markets, we anticipate additional competition from other established and new companies. In addition, competition may intensify as competitors establish cooperative relationships among themselves or alliances with large software companies.

      Many of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in client requirements, or may be able to devote greater resources to the promotion and sale of their products and services. In addition, in order to meet client requirements, we must often work cooperatively with companies that are, in other circumstances, competitors. The need for us to work cooperatively with such companies may limit our ability to compete aggressively with those companies in other circumstances.

A Failure of, Error in or Damage to Our Computer and Telecommunications Systems Would Impair Our Ability to Conduct Transactions and Support Services and Harm Our Business Operations.

      We provide transaction services and support services using complex computer and telecommunications systems. Our business could be significantly harmed if these systems fail or suffer damage from fire, natural disaster, terrorism, power loss, telecommunications failure or similar events. Most of our computer and telecommunications equipment is located at our sites in Burlington and Waltham, Massachusetts, and, as a result, may be vulnerable to a natural disaster. In addition, the growth of our client base, a significant increase in transaction volume or an expansion of our facilities may strain the capacity of our computers and telecommunications systems and lead to degradations in performance or system failure. Many of our agreements with carriers contain level of service commitments, which we might be unable to fulfill in the event of a natural disaster, an actual or threatened terrorist attack or a major system failure. Errors in our computer and telecommunications systems may adversely impact our ability to provide the products and services contracted for by our clients. Our property and business interruption insurance and errors and omissions insurance might not be adequate to compensate us for any losses that may occur in the event of a natural disaster, terrorist attack or system failure or error. It is also possible that such insurance might cease to be available to us on commercially reasonable terms, or at all.

      In addition to our own systems, we rely on certain equipment, software, systems and services from third parties that are also subject to risks, including risks of system or processing failure or inadequacy.

Our Reliance on Suppliers and Vendors Could Adversely Affect Our Ability to Provide Our Services and Products to Our Clients on a Timely and Cost-Efficient Basis.

      We rely to a substantial extent on third parties such as RiskWise L.L.C. to provide some of our equipment, software, data, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. Our reliance on outside vendors subjects us to risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. For example, in order to provide our credit verification service, we need access to third-party credit information databases provided to us by outside vendors. Similarly, delivery of our activation services often requires the availability and performance of billing systems which are also supplied by outside vendors. If for any reason we were unable to access these databases or billing systems, our ability to process credit verification transactions could be impaired.

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

We May Become a Party to Intellectual Property Infringement Claims, Which Could Harm Our Business.

      From time to time, we may be forced to respond to or prosecute intellectual property infringement claims to protect our rights or defend a client’s rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business and operating results. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our products in the U.S. and abroad and could result in the award of substantial damages against us. We may be required to enter into royalty or licensing agreements with third parties claiming infringement by us of their intellectual property in order to settle these claims. These royalty or licensing agreements, if available, may not have terms that are acceptable to us. In addition, if we are forced to enter into a license agreement with terms that are unfavorable to us, our operating results would be materially harmed.

The Telecommunications Industry Is Subject to Government Regulation and Legal Uncertainties That Could Harm Our Business.

      Our telecommunications carrier clients are regulated at both the federal and state levels, and our international clients are subject to regulation by their own countries. Current or future government regulation including, without limitation, the introduction of LNP in late 2003, could harm our business in several ways, for example by:

•	further decreasing the rate of growth of the wireless industry or other segments of the telecommunications market;

•	affecting the development of emerging telecommunications markets;

•	limiting the number of potential clients for our products and services or reducing demand for our products or services;

•	introducing new requirements that would force us to modify our products or services; or

•	increasing competition in the industry, which could subject us to increased pricing pressures.

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

Our Anti-Takeover Provisions May Discourage Potential Acquisitions or Changes of Control.

      Some provisions of our certificate of incorporation and Delaware law could be used by our incumbent management to make it more difficult for a third party to acquire control of us, even if the change in control might be beneficial to our stockholders. This could discourage potential takeover attempts and could adversely affect the market price of our common stock.

      In particular, we may issue preferred stock in the future without stockholder approval, upon terms determined by our board of directors. The rights of holders of our common stock would be subject to, and may be adversely affected by, the rights of holders of any preferred stock issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. We also have adopted a stockholder rights plan that may deter or delay attempts to acquire us or to accumulate shares of common stock. Except for the stockholder rights plan, we have no present plans to designate or issue any shares of preferred stock.

      In addition, the members of our Board of Directors serve staggered three-year terms, with approximately one-third of the members elected each year. This structure makes it more difficult for stockholders to change the composition of a majority of our Board.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on the Company’s financial statements.

      Also in July 2001, the FASB issued SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which became effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and that goodwill be tested for impairment at least annually. The adoption of SFAS 142 did not have a significant impact on the Company’s financial statements.

      The FASB has also issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which was effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The adoption of SFAS 144 did not have a significant impact on the Company’s financial statements.

      In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including those described in Note 8 to the Company’s Consolidated Financial Statements, are accounted for under EITF No. 94-3.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The market risk exposure inherent in the Company’s financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents. Cash and cash equivalents include short-term, highly liquid instruments which consist primarily of money market accounts, purchased with remaining maturities of three months or less. The Company’s short term investments also include of debt securities maturing in one year or less and are classified as available for sale. These investments are carried at fair value. The Company does not execute transactions in or hold derivative financial instruments for trading or hedging purposes.

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

      Market risk for cash and cash equivalents is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company’s financial position or results of operations during 2002.

      The Company is not subject to any material market risk associated with foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

      The financial statements of the Company are listed in the index included in Item 15(a)(1) of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      The information called for by this Item is not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this item will be contained in the Company’s Proxy Statement for the 2003 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated by reference herein.

Item 11.	Executive Compensation

      Information required by this item will be contained in the Company’s Proxy Statement for the 2003 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this item will be contained in the Company’s Proxy Statement for the 2003 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

      Information required by this item will be contained in the Company’s Proxy Statement for the 2003 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated by reference herein.

Item 14.	Controls and Procedures

      Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that it designed to provide that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. The Company’s Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives.

      Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)     Documents filed as part of this report

(1)	Financial Statements
	Independent Auditors’ Report — Deloitte & Touche LLP	F-1
	Independent Auditors’ Report — KPMG LLP	F-2
	Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6
	Notes to Consolidated Financial Statements	F-7
(2)	Consolidated Financial Statement Schedules
All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto.
(3)	Exhibits

Exhibit No.		Description

2	.1(1)	Amended and Restated Agreement and Plan of Reorganization dated November 8, 2000 among the Company, Lightning Merger Corporation and Corsair
3	.1(2)	Amended and Restated Certificate of Incorporation of the Company
3	.2(2)	Amended and Restated By-Laws of the Company
3	.3(3)	Amendment to Amended and Restated By-Laws of the Company, adopted October 29, 1998
4	.1(2)	Specimen Certificate for Common Stock of the Company
4	.2(4)	Rights Agreement dated as of November 14, 1997, between Lightbridge, Inc. and American Stock Transfer and Trust Company, as Rights Agent
4	.3(4)	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock of Lightbridge, Inc.
4	.4(4)	Form of Right Certificate
10	.1(2)	1991 Registration Rights Agreement dated February 11, 1991, as amended, between the Company and the persons named therein
10	.2(2)	Subordinated Note and Warrant Purchase Agreement dated as of August 29, 1994 between the Company and the Purchasers named therein, including form of Subordinated 14% Promissory Notes and form of Common Stock Purchase Warrants
10	.3(2)	Form of Common Stock Purchase Warrants issued August 1995
10	.4(2)	Settlement Agreement dated February 2, 1996 between the Company, BEB, Inc., BEB Limited Partnership I, BEB Limited Partnership II, BEB Limited Partnership III, BEB Limited Partnership IV, certain related parties and Brian Boyle

Exhibit No.		Description

10	.5(2)	1990 Incentive and Nonqualified Stock Option Plan
10	.6(2)	1996 Employee Stock Purchase Plan
10	.7(2)	Employment Agreement dated August 16, 1996 between the Company and Pamela D.A. Reeve
10	.8(2)	Letter Agreement, dated August 26, 1996, between the Company and Brian E. Boyle, including form of Common Stock Purchase Warrant and Registration Rights Agreement
10	.9(2)	Office Lease dated September 30, 1994, as amended, between the Company and Hobbs Brook Office Park
10	.10(5)	Office Lease dated March 5, 1997, between the Company and Sumitomo Life Realty (N.Y.), Inc.
10	.11(6)	First and Second Amendments dated July 22, 1997 and October 6, 1997, respectively, to the Office Lease included as Item 10.10
10	.12(7)	Office Building Lease, dated March 12, 1998, between 8900 Grantline Road Investors and the Company
10	.13(8)	Third and Fourth Amendments dated March 15, 1999 and July 16, 1999, respectively, to the office lease included as Item 10.10
10	.14(8)	Office Lease dated October 4, 1999, between the Company and New Alliance Properties, Inc.
10	.15(8)	First Amendment dated September 20, 1999 to the Office Lease included as Item 10.9
10	.16(9)	Fifth and Sixth Amendments dated March 10, 2000 to the office lease included as Item 10.10
10	.17(10)	Employment Agreement dated May 25, 2000 between the Company and Harlan Plumley
10	.18(10)	Loan Agreement dated August 11, 2000 between the Company and Silicon Valley Bank
10	.19(10)	1996 Incentive and Non-Qualified Stock Option Plan (as amended)
10	.20(10)	1998 Non-Statutory Stock Option Plan (as amended)
10	.21(11)	Office lease dated August 15, 2000 between the Company and Arthur Pappathanasi, trustee of 330 Scangas Nominee Trust
10	.22(12)	Amendment to 1998 Non-Statutory Stock Option Plan adopted on November 16, 2000
10	.23(13)	Amendment to 1996 Incentive and Non-Qualified Stock Option Plan
10	.24(14)	Amendment to 1996 Employee Stock Purchase Plan
10	.25(15)	Separation Agreement and Release between Thomas Meyer and Lightbridge, Inc. and Corsair Communications, Inc. dated December 7, 2001
10	.26(16)	Separation Agreement and Release between Brian Connolly and the Company dated April 1, 2002
10	.27(16)	Memorandum Agreement between Harlan Plumley and the Company dated April 23, 2002
10	.28(17)	Separation Agreement and Release between Carla Marcinowski and the Company dated June 28, 2002
10	.29(17)	Letter Agreement between Thomas Reynolds and the Company dated July 19, 2002
10	.30(18)	Amendment to the Company’s 1996 Employee Stock Purchase Plan, as amended
10	.31(18)	Memorandum Agreement dated August 5, 2002 by and between the Company and Pamela D.A. Reeve
10	.32(18)	Memorandum Agreement dated August 5, 2002 by and between the Company and Judith Dumont
23.1		Independent Auditors Consent — Deloitte & Touche LLP
23.2		Independent Auditors Consent — KPMG LLP
24.1		Power of Attorney (See signature page hereto)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration Number 333-50196), as filed with the Securities and Exchange Commission on November 17, 2000.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-6589).

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on November 21, 1997.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2002.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

      (b) Reports on Form 8-K filed in the fourth quarter of 2002

      The Company filed no reports on Form 8-K for the quarter ended December 31, 2002.

Certification Under Sarbanes-Oxley Act

      Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

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

Name	Title	Date

/s/ HARLAN PLUMLEY Harlan Plumley	Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ ANDREW G. MILLS Andrew G. Mills	Director	March 31, 2003

/s/ KEVIN C. MELIA Kevin C. Melia	Director	March 31, 2003

/s/ RACHELLE B. CHONG Rachelle B. Chong	Director	March 31, 2003

CERTIFICATIONS

I, Pamela D.A. Reeve, Chief Executive Officer of Lightbridge, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Lightbridge, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAMELA D. A. REEVE

Pamela D. A. Reeve
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2003

I, Harlan Plumley, Chief Financial Officer of Lightbridge, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Lightbridge, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HARLAN PLUMLEY

Harlan Plumley
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)

Date: March 31, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and

Stockholders of Lightbridge, Inc.:

      We have audited the consolidated balance sheets of Lightbridge, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Lightbridge, Inc. and Corsair Communications, Inc., which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the statements of operations, stockholders’ equity, and cash flows of Corsair Communications, Inc. for the year ended December 31, 2000, which statements reflect total revenues of $65,090,000 for the year ended December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Corsair Communications, Inc. for 2000, is based solely on the report of such other auditors.

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

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightbridge, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Boston, Massachusetts

January 24, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Corsair Communications, Inc.:

      We have audited the consolidated statements of operations, stockholders’ equity and cash flows of Corsair Communications, Inc. and subsidiaries (not separately presented herein) for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements all of the outstanding common stock of Corsair Communications, Inc. was acquired on February 7, 2001 by Lightbridge, Inc., a publicly traded company.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Corsair Communications, Inc. and subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Mountain View, California
January 24, 2001, except as to Note 1,
which is as of February 7, 2001

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$90,664	$107,499
Short-term investments	42,806	11,071
Accounts receivable, net	17,679	27,643
Inventories	—	263
Deferred tax assets	3,012	3,442
Other current assets	3,112	3,904

Total current assets	157,273	153,822
Property and equipment, net	16,183	26,599
Deferred tax assets	3,713	5,015
Other assets, net	709	2,904
Goodwill	1,664	—
Intangible assets, net	1,130	542

Total assets	$180,672	$188,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,676	$6,523
Accrued compensation	5,263	6,065
Other accrued liabilities	4,206	4,316
Deferred revenues	4,292	6,649
Reserves for restructuring	1,335	3,140

Total current liabilities	20,772	26,693
Other long-term liabilities	259	667

Total liabilities	21,031	27,360
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2002 and 2001	—	—
Common stock; $0.01 par value, 60,000,000 shares authorized; 29,400,762 and 29,093,639 shares issued; 27,282,224 and 28,002,317 shares outstanding at December 31, 2002 and 2001, respectively	296	291
Additional paid-in capital	165,241	162,367
Note receivable from stockholder	—	(115)
Warrants	206	206
Retained earnings	5,521	1,891
Less treasury stock; 2,118,538 and 1,091,322 shares at cost at December 31, 2002 and 2001, respectively	(11,623)	(3,118)

Total stockholders’ equity	159,641	161,522

Total liabilities and stockholders’ equity	$180,672	$188,882

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Revenues:
Transaction	$88,376	$104,019	$94,719
Software licensing	10,212	24,802	35,258
Consulting and services	32,491	41,484	39,544
Hardware	2,359	6,311	17,123

Total revenues	133,438	176,616	186,644
Cost of revenues:
Transaction	49,194	55,591	49,397
Software licensing	1,247	2,485	1,836
Consulting and services	13,663	18,275	18,028
Hardware	1,839	4,460	12,471

Total cost of revenues	65,943	80,811	81,732

Gross profit:
Transaction	39,182	48,428	45,322
Software licensing	8,965	22,317	33,422
Consulting and services	18,828	23,209	21,516
Hardware	520	1,851	4,652

Total gross profit	67,495	95,805	104,912

Operating expenses:
Development costs	29,269	32,259	29,256
Sales and marketing	13,270	20,460	22,159
General and administrative	18,170	19,517	17,955
Amortization of goodwill and acquired workforce	—	—	502
Merger related costs	—	5,999	—
Purchased in-process research and development	1,618	—	—
Restructuring costs	3,616	4,000	—

Total operating expenses	65,943	82,235	69,872

Income from operations	1,552	13,570	35,040
Other income (expense):
Interest income	2,439	4,233	5,311
Interest expense	—	—	(54)
Equity in loss of partnership investment	(464)	—	—
Other non-operating income	—	—	189

Total other income, net	1,975	4,233	5,446

Income before provision for income taxes	3,527	17,803	40,486
Provision for (benefit from) income taxes	(103)	3,848	9,974

Net income	$3,630	$13,955	$30,512

Basic earnings per share (Note 13)	$0.13	$0.50	$1.12

Diluted earnings per share (Note 13)	$0.13	$0.48	$1.04

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

							Retained
	Common Stock		Additional		Receivable		Earnings	Treasury Stock		Total
			Paid-in	Deferred	From		(Accumulated			Stockholders’
	Shares	Amount	Capital	Comp.	Stockholder	Warrants	Deficit)	Shares	Amount	Equity

Balance, January 1, 2000	28,439	$284	$164,652	$(95)	$(272)	$399	$(42,576)	1,535	$(8,485)	$113,907
Issuance of common stock for cash	81	1	771	—	—	—	—	—	—	772
Exercise of common stock options	613	6	2,441	—	—	—	—	—	—	2,447
Exercise of common stock warrants	501	5	1,126	—	—	(193)	—	—	—	938
Note receivable repayment	—	—	(4)	—	157	—	—	—	—	153
Amortization of deferred compensation	—	—	—	86	—	—	—	—	—	86
Repurchase of common stock	—	—	—	—	—	—	—	409	(6,146)	(6,146)
Tax benefit from disqualifying dispositions of stock options	—	—	2,317	—	—	—	—	—	—	2,317
Net income	—	—	—	—	—	—	30,512	—	—	30,512

Balance, December 31, 2000	29,634	296	171,303	(9)	(115)	206	(12,064)	1,944	(14,631)	144,986
Issuance of common stock for cash	68	1	695	—	—	—	—	—	—	696
Exercise of common stock options	277	3	1,870	—	—	—	—	—	—	1,873
Exercise of common stock warrants	8	—	17	—	—	—	—	—	—	17
Retirement of treasury stock	(894)	(9)	(11,878)	—	—	—	—	(894)	11,887	—
Amortization of deferred compensation	—	—	—	9	—	—	—	—	—	9
Repurchase of common stock	—	—	—	—	—	—	—	41	(374)	(374)
Tax benefit from disqualifying dispositions of stock options	—	—	360	—	—	—	—	—	—	360
Net income	—	—	—	—	—	—	13,955	—	—	13,955

Balance, December 31, 2001	29,093	291	162,367	—	(115)	206	1,891	1,091	(3,118)	161,522
Issuance of common stock for cash	72	1	584	—	—	—	—	—	—	585
Exercise of common stock options	394	4	2,118	—	—	—	—	—	—	2,122
Retirement of treasury stock	(158)	—	—	—	—	—	—	(158)	—	—
Repurchase of common stock	—	—	—	—	—	—	—	1,186	(8,505)	(8,505)
Tax benefit from disqualifying dispositions of stock options	—	—	172	—	—	—	—	—	—	172
Shareholder note written off as uncollectible	—	—	—	—	115	—	—	—	—	115
Net income	—	—	—	—	—	—	3,630	—	—	3,630

Balance, December 31, 2002	29,401	$296	$165,241	$—	$—	$206	$5,521	2,119	$(11,623)	$159,641

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$3,630	$13,955	$30,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,732	(2,190)	(2,518)
Purchased in-process research and development	1,618	—	—
Depreciation and amortization	15,326	15,729	13,154
Loss on disposal of property and equipment	735	—	—
Tax benefit from disqualifying dispositions of stock options	172	360	2,317
Changes in assets and liabilities:
Accounts receivable	9,964	14,469	(13,778)
Inventories	263	1,980	2,103
Other assets	2,298	1,212	(6,824)
Accounts payable and accrued liabilities	(3,361)	(10,672)	6,253
Other long-term liabilities	(408)	(296)	52
Deferred revenues	(1,952)	(4,366)	2,038

Net cash provided by operating activities	30,017	30,181	33,309
Cash flows from investing activities:
Purchases of property and equipment	(4,370)	(11,997)	(19,238)
Purchase of investments	(119,539)	(9,865)	(66,501)
Proceeds from sales and maturities of short-term investments	87,804	51,218	52,590
Acquisition of Altawave	(4,949)	—	—

Net cash provided by (used in) investing activities	(41,054)	29,356	(33,149)
Cash flows from financing activities:
Payments on notes payable	—	—	(1,407)
Proceeds from notes receivable	—	181	199
Repurchases of common stock	(8,505)	(374)	(6,146)
Proceeds from issuance of common stock	2,707	2,569	3,216
Proceeds from notes receivable from stockholders	—	—	157
Proceeds from exercise of warrants	—	17	226

Net cash provided by (used in) financing activities	(5,798)	2,393	(3,755)

Net increase (decrease) in cash and cash equivalents	(16,835)	61,930	(3,595)
Cash and cash equivalents, beginning of year	107,499	45,569	49,164

Cash and cash equivalents, end of year	$90,664	$107,499	$45,569

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share data)

1.     Business and Recent Acquisitions

      Business — Lightbridge, Inc. (“Lightbridge” or the “Company”) was incorporated in June 1989 under the laws of the state of Delaware. The Company develops, markets and supports a suite of products and services for communications providers that supports the customer lifecycle, including customer qualification and acquisition, risk management, prepaid billing, mobile data management and authentication services.

      Merger with Corsair Communications, Inc. — On February 7, 2001, Lightbridge completed its merger with Corsair Communications, Inc. (“Corsair”). The merger was accounted for as a pooling-of-interests, and the accompanying consolidated financial statements have been restated to include the accounts of Corsair for all periods presented. In connection with the merger, Lightbridge recorded a charge, in the quarter ended March 31, 2001, of approximately $6.0 million, which has been paid in full, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million. At closing, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders.

      Information regarding the separate revenue and net income of Lightbridge and Corsair prior to consummation of the merger is as follows, for the year ended December 31, 2000:

Revenues:
Lightbridge	$121,554
Corsair	65,090

Total	$186,644

Net income:
Lightbridge	$13,689
Corsair	16,823

Total	$30,512

      Asset Purchase — On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. (“Altawave”) in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million payment contingent on the achievement of certain revenue goals. The technology acquired from Altawave includes solutions that offer wireless carriers a service platform for the development and management of data content and applications. The results of Altawave have been included in these consolidated financial statements from the date of acquisition.

      The allocation of the Altawave purchase price was based upon an independent appraisal of the estimated fair value of the assets acquired and the liabilities assumed. The initial purchase price of $4.0 million, plus the capitalized value of acquisition costs and assumed liabilities totaling $0.9 million, was allocated as follows:

Estimated
Fair Values

($ in millions)
Acquired technology	$1.3
Fixed assets	0.3
Goodwill	1.7
In-process research and development	1.6
Acquisition costs accrued	(0.6)
Operating liabilities assumed	(0.3)

Total cash purchase price	$4.0

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Any additional contingent consideration that may be paid in connection with the Altawave acquisition will be recorded as goodwill when the underlying conditions are met and payment becomes probable. No contingent payments were required to be made in 2002 in connection with the Altawave acquisition. Contingent payments, if any, are based on the achievement of specified revenue goals over a two-year period. The results of operations of Altawave are not significant to the Company, and, accordingly, pro forma disclosure of the results of operations, as if Altawave had been acquired at the beginning of 2001, has not been provided.

      In connection with the Altawave acquisition, the Company recorded a $1.6 million charge during the first quarter of 2002 for several in-process research and development (“IPR&D”) projects. The technology acquired from Altawave includes solutions that offer wireless carriers and enterprises a service platform for the development and management of data content and applications. The complexity of the technology lies in its comprehensive, secure and scalable characteristics. The research projects in process at the date of acquisition related to the development of the Mobile Data Manager (“MDM”) suite of products consisting of MDM Server, MDM Administration, MDM Altalinks, MDM Provisioner and the Consumer Group Applications (“CGA”). Development on the technology was started in 2000.

      The value of the projects was determined by an independent appraiser using the income approach. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of total estimated research and development expenses to bring the projects to technological feasibility. At the acquisition date, the Company estimated that the MDM suite and CGA were approximately 70% and 32% complete, respectively, with fair values of approximately $1.0 million and $0.6 million, respectively. The discount rate used for the fair value calculation was 37% for the MDM suite and 40% for CGA. At the date of acquisition, development of the technology involved risks to the Company including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology.

      Lightbridge completed the development of the MDM suite in the quarter ended September 30, 2002, having spent approximately $150 on the project after the acquisition. Total cost to complete the CGA project, after acquisition is estimated to be approximately $300 of which approximately $125 had been spent through December 31, 2002. CGA is expected to be completed by July 2003. If the development of the technology is not completed on schedule, the potential consequences to the Company may be increased development costs and increased competition from other companies that have competitive products in the market.

2.	Summary of Significant Accounting Policies

      Basis of Presentation and Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in entities over which the Company has significant influence, such as the Company’s investment in the limited partnership described below, are accounted for using the equity method.

      Significant Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at each reporting date and the amount of revenue and expense reported each period. These estimates include provisions for bad debts, certain accrued liabilities, recognition of revenue and expenses, and recoverability of deferred tax assets. Actual results could differ from these estimates.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash and Cash Equivalents — Cash and cash equivalents include short-term, highly liquid instruments, which consist primarily of money market accounts, purchased with remaining maturities of three months or less.

      Short-Term Investments — Short-term investments consist of corporate debt securities maturing in one year or less and are classified as available-for-sale. These investments are carried at amortized cost, which approximates fair value.

      The carrying value of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale debt securities, if any, are included in interest income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income, net.

      Inventories — Inventories are stated at the lower of first-in, first-out cost, or market.

      Property and Equipment — Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the term of the lease or the lives of the assets, whichever is shorter.

      Revenue Recognition and Concentration of Credit Risk — The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for communications providers are recognized in the period when services are performed. The Company’s software license agreements have typically provided for an initial license fee and annual maintenance based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions in certain circumstances.

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

      Substantially all of the Company’s customers are providers of wireless telecommunications services and are generally granted credit without collateral. Lightbridge specifically analyzes accounts receivable and analyzes historical bad debts, customer creditworthiness, current domestic and international economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s revenues vary throughout the year, with the period of highest revenue generally occurring during the period October 1 through December 31. The allowance for doubtful accounts at December 31, 2002, 2001, and 2000 was approximately $2,955, $2,965 and $2,525, respectively. The Company recorded bad debt expense of $200, $630 and $287 and had write-offs, net of recoveries associated with accounts receivable of $210, $190 and $1,077 for the years ended December 31, 2002, 2001 and 2000, respectively. During the quarter ended June 30, 2002, the Company provided approximately $2.0 million of transaction services to WorldCom, Inc. (“WorldCom”), and did not record any related revenue due to doubts about collectibility stemming from WorldCom’s financial difficulties. The Company did not provide any services to or record any revenue from WorldCom during the third or fourth quarter of 2002. At December 31, 2002, WorldCom owed the Company approximately $2.0 million, all of which had been reserved.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Customers exceeding 10% of the Company’s revenues during the years ended December 31 are as follows:

	Years Ended Dec. 31,

	2002	2001	2000

Sprint Spectrum L.P.	30%	22%	19%
AT&T Wireless Services, Inc.	21	20	16
Ericsson AB	15	16	24
Nextel Finance Company	11	7	4

Total	77%	65%	63%

      Export Sales — The Company had export sales to the following regions for the years ended December 31:

	2002	2001	2000

Latin America	$10,436	$20,615	$32,175
Mexico	9,299	14,394	16,921
Africa	803	—	—
Canada	748	1,129	1,607
Asia	273	2,872	2,233
Russia	169	783	1,337
Europe	157	388	314

Total	$21,885	$40,181	$54,587

      Goodwill and Acquired Intangible Assets — In connection with the acquisition of Altawave, the Company recorded goodwill of $1.7 million. The Company is required to test such goodwill for impairment on at least an annual basis. The Company has adopted January 1st as the date of the annual impairment test and, therefore, performed the annual impairment test on January 1, 2003. A comparison of the fair value of the reporting unit to its carrying amount, including goodwill, did not indicate impairment was present. The Company will assess the impairment of goodwill on an annual basis or sooner if other indicators of impairment arise.

      Acquired intangible assets primarily represent the existing technology related to the acquisition of Altawave in 2002 and the existing technology and workforce related to the acquisition of Coral Systems, Inc. in 1997, and are included with other assets in the accompanying balance sheet. These assets are being amortized on a straight-line basis over their estimated useful lives, ranging from five months to five years. Acquired intangible assets consisted of the following at December 31:

	2002	2001

Altawave:
Acquired intangible asset	$1,330	$—
Accumulated amortization	(200)	—

Net	$1,130	$—

Coral Systems, Inc.:
Acquired intangible asset	$6,901	$6,901
Accumulated amortization	(6,901)	(6,359)

Net	$—	$542

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income Taxes — The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. Deferred income tax assets are principally the result of net operating loss carryforwards, income tax credits and differences in depreciation and amortization and accrued expenses and reserves for financial purposes and income tax purposes, and are recognized to the extent realization of such benefits is more likely than not. Lightbridge periodically assesses the recoverability of any tax assets recorded on the balance sheet and provides any necessary valuation allowances as required. (See Note 11)

      Warranty Reserve — The Company no longer markets its PhonePrint system but it does occasionally provide replacement units or spare parts for systems still under maintenance. As a result of the limited demand for the PhonePrint system and the Company’s decision to no longer actively sell or market this system, no significant revenues are expected from this product in the future. The Company has a warranty reserve to cover the costs of PhonePrint replacement units or spare parts. As the number of carriers still operating the PhonePrint system has declined substantially, the Company reduced its PhonePrint warranty reserve by $526 in 2002. The balance in the warranty reserve at December 31, 2002 is $250.

      Development Costs — Development costs, which consist of research and development of new products and services, are expensed as incurred, except for software development costs. Software development costs are capitalized after establishment of technological feasibility which the Company defines as the point that a “working model” of the software application has achieved all design specifications and is available for “beta testing.” No costs have qualified for capitalization to date.

Supplemental Cash Flow Information

	Years Ended December 31,

	2002	2001	2000

The Company had the following noncash transactions:
Application of note to exercise warrants	$—	$—	$691

Supplemental Items:
Cash paid for interest	$—	$—	$174

Cash paid for income taxes	$3,925	$4,752	$10,892

      Impairment of Long-Lived Assets — The Company periodically, or when an impairment event occurs, assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.

      Stock-Based Compensation — The Company applies the intrinsic value based method of accounting for stock options granted to employees. The Company accounts for stock options and awards to non-employees using the fair value method.

      Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, compensation associated with stock awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date performance of services is complete.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company used the fair value method to measure compensation expense associated with grants of stock options to employees, reported net income and basic and diluted earnings per share would have been as follows:

	2002	2001	2000

Net income as reported	$3,630	$13,955	$30,512
Stock based compensation recorded in income	—	—	—
Stock based compensation measured using the fair value method	2,350	6,918	5,101

Net income pro forma	$1,280	$7,037	$25,411

Basic earnings per share pro forma	$0.05	$0.25	$0.93

Diluted earnings per share pro forma	$0.05	$0.24	$0.86

      The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

	Years Ended December 31,

	2002	2001	2000

Risk-free interest rate	2.9% - 4.7%	3.9% - 4.9	% 5.2% - 6.7%
Expected life of options grants	1 - 5 years	1 - 5 years	1 - 5 years
Expected volatility of underlying stock	90%	96%	98%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	—	—	—

      It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

      Comprehensive Income — The Company currently has no items of comprehensive income other than net income.

      Disclosures About Segments of an Enterprise and Related Information — Based upon the way management and the Board of Directors monitor the operations, the Company operates in four distinct segments including the transaction business, the software license business, the consulting and service business, and the hardware business. Within these four segments, performance is measured based on gross profit realized from each segment. Information about revenues, cost of revenues and gross profit of each segment is shown separately on the statement of operations. Information about costs and expenses, other than costs of revenues, is not reported by segment. Amortization expense of acquired intangible assets recorded in software licensing cost of revenues for the years ended December 31, 2002, 2001 and 2000 was approximately $542, $651 and $651, respectively. There are no transactions between segments.

      Total assets for each reportable segment as of December 31, 2002 and 2001 were as follows:

	2002	2001

Transaction	$22,903	$37,540
Software licensing	963	3,251
Consulting and services	4,186	5,445
Hardware	113	737
Corporate	152,507	141,909

Total assets	$180,672	$188,882

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Corporate assets primarily represent cash, cash equivalents and investments totalling $133.5 million and $118.6 million as of December 31, 2002 and 2001, respectively.

      Recent Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on the Company’s financial statements.

      Also in July 2001, the FASB issued SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which became effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and that goodwill be tested for impairment at least annually. The adoption of SFAS 142 did not have a significant impact on the Company’s financial statements.

      The FASB has also issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which was effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The adoption of SFAS 144 did not have a significant impact on the Company’s financial statements.

      In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 nullifies EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including those described in Note 8, are accounted for under EITF No. 94-3.

3.     Inventory

      The Company had no inventory at December 31, 2002. Inventories at December 31, 2001 totaled $263 and consisted of raw materials of $194 and finished goods of $69.

4.     Investment

      The Company has committed to invest up to $5.0 million in a limited partnership that invests in businesses within the wireless industry. Through December 31, 2002, the Company had invested a total of $953. The Company uses the equity method of accounting for this limited partnership investment. For the year ended December 31, 2002, the Company’s proportionate share of the loss of the limited partnership was $464. The net carrying value of the investment at December 31, 2002 was $489 and is included in other assets in the accompanying consolidated balance sheet. The unaudited amounts for limited partnership assets and partnership equity at December 31, 2002 were $602 and $567, respectively.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property and Equipment

      Property and equipment consisted of the following at December 31:

	2002	2001

Furniture and fixtures	$3,688	$4,461
Leasehold improvements	10,114	12,095
Computer equipment	41,698	47,603
Computer software	13,029	13,687

	68,529	77,846
Less accumulated depreciation and amortization	(52,346)	(51,247)

Property and equipment, net	$16,183	$26,599

6.     Line of Credit

      In August 2001, the Company elected to forego annual renewal of a $15.0 million unsecured working capital line of credit with a bank because the Company believed it had sufficient cash and short term investments to meet its then-current operating needs. At the date of expiration there were no borrowings outstanding under the working capital line of credit. At December 31, 2002 the Company had an outstanding letter of credit in the amount of $1.0 million expiring in May 2003. On January 14, 2003, this letter of credit was replaced with a $1.0 million letter of credit, which expires in May 2004.

7.     Note Receivable

      On February 3, 1999, the Company sold substantially all of the assets relating to a product line to a third party. In connection with the sale, the Company received from the buyer a secured promissory note receivable of $2,200. The note, as amended, is included in other assets, bears interest at the rate of 8% per annum payable in monthly installments, with monthly principal payments due from January 2003 through December 2004 at which time a final balloon payment is also due.

8.     Restructuring Costs

      In November 2001, the Company announced that it was closing its Palo Alto, California facility and consolidating research and development activities in its Irvine, California and Broomfield, Colorado locations. All other Palo Alto operations, including finance, support services and sales and marketing, were merged with functions in Irvine or Burlington, Massachusetts. The Company recorded a restructuring charge of approximately $4.0 million consisting of $2.9 million for workforce reductions and $1.1 million for facilities and related costs associated with the closure of its Palo Alto location. The restructuring plan resulted in the termination of 102 personnel as follows: 24 in product and service delivery, 38 in development, 25 in sales and marketing, and 15 in general and administrative. The costs for consolidation of facilities were predominantly comprised of real estate lease commitments for unutilized office space. All restructuring costs were paid as of December 31, 2002 and no adjustments to amounts previously recorded were required.

      In June 2002, the Company announced that it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002. The Company recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million for workforce reductions, $1.3 million for facilities reductions including lease obligations, utilities and security costs on unused space and $0.7 million for capital equipment write-offs associated with these measures. The restructuring plan resulted in the termination of 65 personnel as follows: 25 in product and service delivery, 22 in development, 11 in sales and marketing and seven in general and

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative. The capital equipment write-offs and the majority of severance costs related to this restructuring were incurred by the end of 2002, and the Company anticipates that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2003.

      The following summarizes the changes to the November 2001 restructuring reserves during the year ended December 31, 2002:

	Balance at			Balance at
	December 31,			December 31,
	2001	Accrued	Utilized	2002

Employee severance and termination benefits	$2,143	$—	$2,143	$—
Facility closing and related costs	997	—	997	—

	$3,140	$—	$3,140	$—

      The following summarizes the changes to the June 2002 restructuring reserves during the year ended December 31, 2002:

	Balance at			Balance at
	December 31,			December 31,
	2001	Accrued	Utilized	2002

Employee severance and termination benefits	$—	$1,580	$1,237	$343
Facility closing and related costs	—	1,312	320	992
Capital equipment write-offs	—	724	724	—

	$—	$3,616	$2,281	$1,335

9.     Commitments and Contingencies

      Leases — The Company has noncancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2008 and certain of them contain provisions for extension on substantially the same terms as are currently in effect.

      Future minimum payments under operating leases consisted of the following at December 31, 2002:

Operating
Leases

2003	$5,236
2004	3,693
2005	2,581
2006	1,021
Thereafter	1,156

Total minimum lease payments	$13,687

      Rent expense for operating leases was approximately $6,052, $5,979 and $4,677 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Warranties and Indemnities — The Company provides certain warranties and related indemnities in its client contracts. These warranties may include warranties that the transactions processed on a client’s behalf have been processed in accordance with the contract, that products delivered or services rendered meet designated specifications or service levels, and that certain applicable laws and regulations are complied with in the performance of services for or provision of products to a client. The Company maintains errors and

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

omissions insurance that may provide coverage for certain warranty and indemnity claims. However, such insurance might cease to be available to the Company on commercially reasonable terms or at all.

10.     Common Stock Option Plans, Warrants, Stockholder Rights Plan

Stock Option Plans

      1990 Incentive and Nonqualified Stock Option Plan — Under the Company’s 1990 Incentive and Nonqualified Stock Option Plan, the Company could grant either incentive or nonqualified stock options to officers, directors, employees or consultants for the purchase of up to 2,400,000 shares of common stock. Options were granted with an exercise price equal to the common stock’s market value at the date of grant, as determined by the Board of Directors of the Company (the “Board”), and expire ten years later. No further grants will be made under the 1990 Incentive and Nonqualified Stock Option Plan.

      1996 Employee Stock Plans — On June 14, 1996, the Board authorized and the stockholders approved the adoption of the 1996 Incentive and Nonqualified Stock Option Plan and the 1996 Employee Stock Purchase Plan for the issuance of options or sale of shares to employees. Both plans became effective immediately after the closing of the Company’s initial public offering:

—	1996 Incentive and Nonqualified Stock Option Plan — The 1996 Incentive and Nonqualified Stock Option Plan provides for the issuance of options to purchase up to 4,350,000 shares of the Company’s common stock. Options may be either qualified incentive stock options or nonqualified stock options at the discretion of the Board. Exercise prices must be greater than or equal to the fair market value on the date of grant, in the case of incentive stock options and nonqualified options. At December 31, 2002, 1,191,674 shares were available for grant under the 1996 Incentive and Nonqualified Stock Option Plan.

—	1996 Employee Stock Purchase Plan — The 1996 Employee Stock Purchase Plan provides for the sale of up to 600,000 shares of the Company’s common stock to employees. Employees are allowed to purchase shares at a discount from the lower of fair value at the beginning or end of the purchase periods through payroll deductions. At December 31, 2002, 362,952 shares were available for purchase and reserved for issuance under the 1996 Stock Purchase Plan.

      1997 Stock Incentive Plan and Restricted Stock Purchase Plan — The 1997 Stock Incentive Plan and Restricted Stock Purchase Plan provided for the issuance of up to 8,516,667 options to acquire shares of common stock. Lightbridge assumed the obligation to issue shares under this former Corsair plan following the merger described in Note 1. The Company does not plan to make any further grants under the 1997 Stock Incentive Plan and Restricted Stock Purchase Plan.

      1998 Non-Statutory Stock Option Plan — The 1998 Non-Statutory Stock Option Plan provides for the issuance of options to purchase up to 1,000,000 shares of the Company’s common stock. Options are granted with an exercise price no less than the common stock’s market value at the date of the grant, as determined by the Board. At December 31, 2002, 499,490 shares were available for grant under the 1998 Non-Statutory Stock Option Plan.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents activity under all stock option plans:

			Weighted-
		Weighted-	Average
		Average	Fair Value
	Number of	Exercise	of Options
	Options	Price	Granted

	(000’s)
Outstanding at January 1, 2000	3,477	$7.75
Granted	1,630	20.24	$11.53
Exercised	(613)	4.01
Forfeited	(538)	12.06

Outstanding at December 31, 2000	3,956	12.88
Granted	1,329	13.07	$8.18
Exercised	(277)	6.21
Forfeited	(363)	12.92

Outstanding at December 31, 2001	4,645	13.17
Granted	1,260	9.44	$5.56
Exercised	(394)	5.39
Forfeited	(1,605)	16.34

Outstanding at December 31, 2002	3,906	$11.41

      The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

		Weighted-
		Average
	Options	Exercise
	Exercisable	Price

	(000’s)
December 31, 2000	1,659	$8.20
December 31, 2001	2,438	$11.84
December 31, 2002	2,278	$11.76

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth information regarding options outstanding at December 31, 2002:

					Weighted
				Weighted	Average
			Weighted	Average	Exercise
		Number	Average	Remaining	Price for
Number of	Range of	Currently	Exercise	Contractual	Currently
Options	Exercise Prices	Exercisable	Price	Life (Years)	Exercisable

(000’s)		(000’s)
510	$0.38 – $ 6.04	431	$3.05	4.7	$2.53
473	6.46 – 7.63	236	7.22	7.9	7.48
544	7.69 – 9.91	296	8.76	7.4	8.66
492	10.06 – 10.91	167	10.79	8.5	10.75
653	11.25 – 12.13	361	11.89	7.4	12.05
423	12.15 – 12.88	201	12.61	7.9	12.60
406	12.90 – 18.31	230	14.83	7.7	15.06
398	18.50 – 41.40	349	25.42	7.1	25.64
6	41.82	6	41.82	7.4	41.82
1	$42.97	1	$42.97	7.5	$42.97

3,906		2,278

      Stock Repurchases — On October 4, 2001, Lightbridge announced that its board of directors authorized the repurchase of up to 2 million shares of the Company’s common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001, depending on market conditions. The board placed a two-year time limit on the repurchase authorization. As of December 31, 2002, the Company had purchased approximately 1.2 million shares at a total cost of approximately $8.8 million since the inception of its repurchase program.

      Common Stock Warrants — At December 31, 2002, pursuant to the acquisition of Coral, there were 9,682 warrants outstanding that can be converted to purchase Lightbridge common stock at exercise prices ranging from $3.44 to $34.35.

      Stockholder Rights Plan — In November 1997, the Board of Directors of Lightbridge declared a dividend of one right (each a “Right” and collectively the “Rights”) for each outstanding share of common stock. The Rights were issued to the holders of record of common stock outstanding on November 14, 1997, and will be issued with respect to common stock issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to shares of common stock issued after the Distribution Date. Each Right, when it becomes exercisable, will entitle the registered holder to purchase from Lightbridge one one-hundredth (1/100th) of a share of Series A participating cumulative preferred stock, par value $0.01 per share, of Lightbridge at a price of $75.00. The Rights will be issued upon the earlier of the date which Lightbridge learns that a person or group acquired, or obtained the right to acquire, beneficial ownership of fifteen percent or more of the outstanding shares of common stock or such date designated by the Board following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of the Company’s common stock that could result in the offeror becoming the beneficial owner of fifteen percent or more of the outstanding shares of the Company’s common stock (the earlier of such dates being called the “Distribution Date”).

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes

      The income tax provision for the years ended December 31 consisted of the following:

	2002	2001	2000

Current:
Federal	$(2,105)	$3,683	$6,462
State	98	1,995	3,713
Deferred:
Federal	1,697	(1,920)	(2,563)
State	35	(270)	45
Tax benefit of stock options	172	360	2,317

Income tax provision	$(103)	$3,848	$9,974

      The tax effects of temporary differences that give rise to deferred tax assets at December 31 were as follows:

	2002	2001

Current Items:
Assets:
Allowance for doubtful accounts	$1,182	$1,186
Accrued expenses	1,327	1,480
Restructuring reserve	503	776

Net current deferred tax assets	$3,012	$3,442

Long-Term Items:
Assets:
Depreciation and amortization	$1,218	$1,365
Acquisition costs	942	1,234
Intangible assets	1,461	1,042
Acquired loss carryforwards	10,383	12,277
Valuation allowance	(10,291)	(10,903)

Net long-term deferred tax assets	$3,713	$5,015

      The net change in the valuation allowance for the years ended December 31, 2002, 2001 and 2000 was a decrease of approximately $(612), $(3,000) and $(6,183), respectively. At December 31, 2002, the Company had $26,000 of federal and state (excluding California) net operating loss carryforwards which expire, if unused, in years 2009 through 2012. At December 31, 2002, the Company had $10,000 of California net operating loss carryforwards which expire, if unused, in 2004.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of income taxes at the federal statutory rate to the Company’s effective tax rate for the years ended December 31:

	2002	2001	2000

Statutory federal income tax rate	34%	35%	35%
State taxes, net of federal benefit	2	6	6
Change in valuation allowance	(14)	(17)	(15)
Non-deductible portion of Corsair transaction costs	—	3	—
Research & development credits	(23)	(5)	—
Other, net	(2)	—	(1)

Effective tax rate	(3)%	22%	25%

12.     Employee Profit Sharing Plan

      The Company has a 401(k) Employee Profit Sharing Plan. All employees of the Company are eligible to participate, subject to employment eligibility requirements. The Company’s 401(k) expense was approximately $1,246, $650 and $903 for the years ended December 31, 2002, 2001 and 2000, respectively.

13.     Earnings Per Share (EPS)

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

      A reconciliation of the shares used to compute basic income per share to those used for diluted income per share is as follows for the years ended December 31:

	2002	2001	2000

	(In thousands)
Shares for basic computation	28,030	27,987	27,362
Options and warrants (treasury stock method)	403	804	2,015

Shares for diluted computation	28,433	28,791	29,377

      Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computation. Had such shares been included, shares for the diluted computation would have increased by approximately 2,620,000, 2,591,000 and 999,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

14.     Quarterly Financial Data (Unaudited)

	Q1	Q2	Q3	Q4

2002
Revenues	$37,946	$33,341	$31,554	$30,597
Gross profit	$19,625	$15,597	$16,096	$16,177
Income (loss) from operations	$1,933	$(3,724)	$1,815	$1,528
Net income (loss)	$2,770	$(2,057)	$1,741	$1,176
Basic earnings (loss) per share	$0.10	$(0.07)	$0.06	$0.04
Diluted earnings (loss) per share	$0.10	$(0.07)	$0.06	$0.04

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Q1	Q2	Q3	Q4

2001
Revenues	$49,346	$45,838	$40,011	$41,421
Gross profit	$26,330	$26,548	$20,890	$22,037
Income from operations	$1,575	$8,155	$3,284	$556
Net income	$4,069	$5,888	$3,067	$931
Basic earnings per share	$0.15	$0.21	$0.11	$0.03
Diluted earnings per share	$0.14	$0.20	$0.11	$0.03