Form 10-Q/A
period 2002-09-30
LIGHTBRIDGE INC
filed 2003-04-28
CIK 1017172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

 (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 000-21319

                                LIGHTBRIDGE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                            04-3065140
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
                 or Organization)                                No.)

                             67 SOUTH BEDFORD STREET
                         BURLINGTON, MASSACHUSETTS 01803

               (Address of Principal Executive Offices) (Zip Code)

                                 (781) 359-4000
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes [X] No [ ]

         As of November 1, 2002, there were 27,507,707 shares of the registrant's common stock, $.01 par value, outstanding.

                                LIGHTBRIDGE, INC.

            AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q FOR THE

                        QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

Item 4. CONTROLS AND PROCEDURES.

SIGNATURES

CERTIFICATIONS

Part I, Item 4 of the Company's Form 10-Q for the quarterly period ended September 30, 2002 is hereby amended by deleting Item 4 in its entirety and inserting the following in its place:

ITEM 4. CONTROLS AND PROCEDURES.

         Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to provide that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. The Company's Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance of reaching the Company's disclosure control objectives.

         Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LIGHTBRIDGE, INC.

Date:  April 25, 2003             By:            /s/ Harlan Plumley
                                                  Harlan Plumley
                                             Vice President, Finance and
                                                   Administration,
                                        Chief Financial Officer and Treasurer
                                      (Principal Financial and Chief Accounting
                                                       Officer)

                                 CERTIFICATIONS

         I, Pamela D.A. Reeve, Chief Executive Officer of Lightbridge, Inc., certify that:

         1. I have reviewed this amendment no. 1 on Form 10-Q/A to the quarterly report of Lightbridge, Inc. for the quarterly period ended September 30, 2002;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 25, 2003
                                             /s/ Pamela D.A. Reeve
                                                 Pamela D.A. Reeve
                                        Chief Executive Officer and Director
                                           (Principal Executive Officer)

         I, Harlan Plumley, Chief Financial Officer of Lightbridge, Inc., certify that:

         1. I have reviewed this amendment no. 1 on Form 10-Q/A to the quarterly report of Lightbridge, Inc. for the quarterly period ended September 30, 2002;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 25, 2003
                                              /s/ Harlan Plumley
                                                 Harlan Plumley
                                  Vice President, Finance and Administration,
                                     Chief Financial Officer and Treasurer
                                   (Principal Financial and Chief Accounting
                                                    Officer)