Form 10-Q
period 2003-03-31
LIGHTBRIDGE INC
filed 2003-05-15
CIK 1017172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| Yes | | No

      As of May 2, 2003, there were 27,134,407 shares of the registrant's common stock, $.01 par value, outstanding.

                                LIGHTBRIDGE, INC.

       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

        Balance Sheets as of March 31, 2003 and December 31, 2002

        Income Statements for the quarters ended March 31, 2003 and 2002

        Statements of Cash Flows for the quarters ended March 31, 2003 and 2002

        Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES.

Item 4. CONTROLS AND PROCEDURES.

                           PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION
         ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                        MARCH 31,           DECEMBER 31,
                                                                                           2003                 2002
                                                                                        ---------           ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents ..................................................          $  92,743            $  90,664
  Short-term investments .....................................................             42,807               42,806
  Accounts receivable, net ...................................................             15,308               17,679
  Deferred tax assets ........................................................              3,012                3,012
  Other current assets .......................................................              3,733                3,112
                                                                                        ---------            ---------
      Total current assets ...................................................            157,603              157,273
Property and equipment, net ..................................................             13,852               16,183
Deferred tax assets ..........................................................              3,713                3,713
Other assets, net ............................................................                729                  709
Goodwill .....................................................................              1,664                1,664
Intangible assets, net .......................................................              1,064                1,130
                                                                                        ---------            ---------
      Total assets ...........................................................          $ 178,625            $ 180,672
                                                                                        =========            =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities ...................................          $  13,658            $  15,145
  Deferred revenues ..........................................................              5,437                4,292
  Reserve for restructuring ..................................................              1,080                1,335
                                                                                        ---------            ---------
      Total current liabilities ..............................................             20,175               20,772
  Long-term liabilities ......................................................                109                  259
                                                                                        ---------            ---------
      Total liabilities ......................................................             20,284               21,031
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
    issued or outstanding at March 31, 2003 and December 31, 2002 ............                 --                   --
  Common stock, $.01 par value; 60,000,000 shares authorized;
    29,448,703 and 29,400,762 shares issued and 27,136,365 and
    27,282,224 shares outstanding at March 31, 2003 and December 31,
    2002, respectively .......................................................                296                  296
  Additional paid-in capital .................................................            165,485              165,241
  Warrants ...................................................................                206                  206
  Retained earnings ..........................................................              5,164                5,521
  Less: treasury stock, at cost ..............................................            (12,810)             (11,623)
                                                                                        ---------            ---------
      Total stockholders' equity .............................................            158,341              159,641
                                                                                        ---------            ---------
         Total liabilities and stockholders' equity ..........................          $ 178,625            $ 180,672
                                                                                        =========            =========

       See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  QUARTER ENDED
                                                                                     MARCH 31,
                                                                           ----------------------------
                                                                              2003               2002
                                                                           ---------          ---------
Revenues:
  Transaction ...............................................              $  19,783          $  25,052
  Software licensing ........................................                  1,606              3,957
  Consulting and services ...................................                  6,291              8,353
  Hardware ..................................................                    743                584
                                                                           ---------          ---------
     Total revenues .........................................                 28,423             37,946
                                                                           ---------          ---------
Cost of revenues:
  Transaction ...............................................                 11,219             13,370
  Software licensing ........................................                    144                395
  Consulting and services ...................................                  2,901              4,143
  Hardware ..................................................                    568                413
                                                                           ---------          ---------
     Total cost of revenues .................................                 14,832             18,321
                                                                           ---------          ---------
Gross profit:
  Transaction ...............................................                  8,564             11,682
  Software licensing ........................................                  1,462              3,562
  Consulting and services ...................................                  3,390              4,210
  Hardware ..................................................                    175                171
                                                                           ---------          ---------
     Total gross profit .....................................                 13,591             19,625
                                                                           ---------          ---------
Operating expenses:
  Development costs .........................................                  7,077              7,785
  Sales and marketing .......................................                  3,987              3,736
  General and administrative ................................                  3,366              4,553
  Purchased in-process research and development .............                     --              1,618
  Restructuring costs .......................................                     77                 --
                                                                           ---------          ---------
     Total operating expenses ...............................                 14,507             17,692
                                                                           ---------          ---------
Income (loss) from operations ...............................                   (916)             1,933
Other income, net ...........................................                    470                632
                                                                           ---------          ---------
Income (loss) before provision for income taxes .............                   (446)             2,565
Income tax benefit ..........................................                    (89)              (205)
                                                                           ---------          ---------
Net income (loss) ...........................................              $    (357)         $   2,770
                                                                           =========          =========

Basic earnings (loss) per common share ......................              $   (0.01)         $    0.10
                                                                           =========          =========

Diluted earnings (loss) per common share ....................              $   (0.01)         $    0.10
                                                                           =========          =========

       See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                            QUARTER ENDED
                                                                                              MARCH 31,
                                                                                     -------------------------
                                                                                       2003            2002
                                                                                     --------        ---------
Cash flows from operating activities:
Net income (loss) .........................................................          $   (357)       $   2,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Purchased in-process research and development ...........................                --            1,618
  Depreciation and amortization ...........................................             3,041            4,152
  Deferred income taxes ...................................................                --           (1,898)
Changes in assets and liabilities:
  Accounts receivable .....................................................             2,371               (1)
  Inventories .............................................................                --               18
  Other assets ............................................................              (641)            (479)
  Accounts payable and accrued liabilities ................................            (1,742)             298
  Deferred revenues .......................................................             1,145            3,146
  Other liabilities .......................................................              (150)             (19)
                                                                                     --------        ---------
Net cash provided by operating activities .................................             3,667            9,605
                                                                                     --------        ---------

Cash flows from investing activities:
  Purchases of property and equipment .....................................              (644)          (1,967)
  Purchase of short-term investments ......................................           (53,058)         (21,607)
  Proceeds from sales and maturities of short-term investments ............            53,057            9,026
  Acquisition of Altawave .................................................                --           (4,949)
                                                                                     --------        ---------
Net cash used in investing activities .....................................              (645)         (19,497)
                                                                                     --------        ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock ..................................               244            1,028
  Proceeds from notes receivable ..........................................                --               22
  Repurchase of common stock ..............................................            (1,187)              --
                                                                                     --------        ---------
Net cash provided by (used in) financing activities .......................              (943)           1,050
                                                                                     --------        ---------

Net increase (decrease) in cash and cash equivalents ......................             2,079           (8,842)
Cash and cash equivalents, beginning of period ............................            90,664          107,499
                                                                                     --------        ---------
Cash and cash equivalents, end of period ..................................          $ 92,743        $  98,657
                                                                                     ========        =========

       See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (collectively, "Lightbridge" or the "Company"). Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge's financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge's annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 2002.

2.    STOCK-BASED COMPENSATION

      The Company applies the intrinsic value based method of accounting for stock options granted to employees. The Company accounts for stock options and awards to non-employees using the fair value method.

      Under the intrinsic value method, compensation expense associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation expense is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, compensation expense associated with stock awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date of grant.

      Had the Company used the fair value method to measure compensation expense associated with grants of stock options to employees, reported net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                                                                    QUARTER ENDED MARCH 31,
                                                                                               ---------------------------------
                                                                                                   2003                  2002
                                                                                               -------------        ------------
                                                                                                      (AMOUNTS IN THOUSANDS,
                                                                                                    EXCEPT PER SHARE AMOUNTS)
     Net income (loss) as reported.....................................................        $        (357)       $      2,770
     Stock based compensation recorded in income.......................................                   --                  --
     Stock based compensation measured using the fair value method.....................                  820                 476
                                                                                               -------------        ------------
     Net income (loss) pro forma.......................................................        $      (1,177)       $      2,294
                                                                                               =============        ============
     Basic earnings (loss) per share pro forma.........................................        $       (0.04)       $       0.08
                                                                                               =============        ============
     Diluted earnings (loss) per share pro forma.......................................        $       (0.04)       $       0.08
                                                                                               =============        ============

      The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model for the quarters ended March 31, 2003 and 2002 are as follows:

                                                                                                        QUARTER ENDED MARCH 31,
                                                                                                    -------------------------------
                                                                                                      2003                  2002
                                                                                                    ----------           ----------
      Risk-free interest rate.................................................................      2.9% - 4.7%          3.9% - 4.9%
      Expected life of options grants.........................................................      1 - 5 years          1 - 5 years
      Expected volatility of underlying stock.................................................          90%                  96%
      Expected dividend payment rate, as a percentage of the stock price on the date of grant.          --                   --

      It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

3.    REVENUE RECOGNITION

      The Company generates revenue from the processing of qualification, activation and authentication transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and hardware sold in conjunction with certain software licenses. Revenues from processing of qualification, activation and authentication transactions are recognized in the period in which services are performed.

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

       Revenues from consulting and services contracts are generally recognized as the services are performed. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement and are reported as consulting and services revenues. Revenues from hardware sales are recognized upon shipment, unless testing, integration or implementation services are required, in which case hardware revenue is recognized upon commissioning and acceptance of the product. Revenues from hardware sold in conjunction with software licenses are deferred until the related license revenues are recognized.

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

      A reconciliation of the shares used to compute basic EPS to those used for diluted EPS is as follows:

                                                                             QUARTER ENDED
                                                                               MARCH 31,
                                                                       -------------------------
                                                                        2003               2002
                                                                       ------             ------
                                                                             (IN THOUSANDS)
             Shares for basic computation..........................    27,328             28,195
             Options and warrants (treasury stock method)..........        --                606
                                                                       ------             ------
             Shares for diluted computation........................    27,328             28,801
                                                                       ======             ======

      Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for both periods presented. Had such shares been included (and had there been net income in 2003), shares for the diluted computation would have increased by approximately 3,118,000 and 2,271,000 for the quarters ended March 31, 2003 and 2002, respectively.

      In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computation in the quarter ended March 31, 2003, as they are anti-dilutive due to the net loss recorded by the Company. Had such shares been included, the number of shares for the diluted computation would have increased by approximately 261,000 shares.

5.    RESTRUCTURING RESERVES

      In June 2002, the Company announced it would be reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002. The Company recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million for workforce reductions, $1.3 million for facilities reductions including lease obligations, utilities and security costs on unused space and $0.7 million for capital equipment write-offs associated with these measures. The restructuring plan resulted in the termination of 65 personnel as follows: 25 in product and service delivery, 22 in development, 11 in sales and marketing and seven in general and administrative. The capital equipment write-offs and the majority of severance costs related to this restructuring were incurred in 2002. The Company anticipates that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2003.

      The following summarizes the changes to the June 2002 restructuring reserves for the quarter ended March 31, 2003:

                                                            BALANCE AT                                            BALANCE AT
                                                         DECEMBER 31, 2002       ACCRUED         UTILIZED       MARCH 31, 2003
                                                         -----------------     ----------       ----------      --------------
                                                                                     (IN THOUSANDS)
Employee severance and termination benefits ......          $      343         $       --       $      185        $      158
Facility closing and related costs ...............                 992                 --              147               845
                                                            ----------         ----------       ----------        ----------
                                                            $    1,335         $       --       $      332        $    1,003
                                                            ==========         ==========       ==========        ==========

      In March 2003, the Company announced it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a neighboring Lightbridge facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $77,000 for workforce reductions and expects to record an additional $900,000 charge relating to the facility reductions and capital equipment write-offs during the second quarter of 2003. The Company anticipates the majority of the severance costs related to this restructuring will be paid in the second quarter of 2003.

6.    PROVISION FOR (BENEFIT FROM) INCOME TAXES

      Lightbridge's annual estimated effective tax rate was 20.0% for the quarter ended March 31, 2003. The 20.0% rate differs from the statutory rate of 34.5% due to a decrease in estimated pre-tax profit. The income tax provision for the quarter ended March 31, 2002 reflects a net benefit of $0.2 million which consists of income taxes at an annual effective tax rate of 34.5%, offset by a $1.0 million tax benefit related to the reduction of the valuation allowance on acquired net operating loss carryforwards, as it was determined that it was more likely than not that such net operating losses would be utilized.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which required a liability be recognized at the commitment date to an exit plan. The Company adopted the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including the June 2002 restructuring described in Note 5, are accounted for under EITF No. 94-3. The Broomfield restructuring described in Note 5 is accounted for under SFAS 146, the impact of which was that the Company expects to record the $900,000 facility reduction and capital equipment charge in the second quarter rather than the first quarter due to the cease-use date being in the second quarter.

      In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure requirements of SFAS 148 have been implemented in Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS" IN THE ANNUAL REPORT ON FORM 10-K OF LIGHTBRIDGE FOR THE YEAR ENDED DECEMBER 31, 2002, THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. LIGHTBRIDGE ANTICIPATES THAT ITS BUSINESS WILL BE IMPACTED BY CURRENT AND FUTURE ECONOMIC CONDITIONS AFFECTING THE COMMUNICATIONS INDUSTRY INCLUDING, WITHOUT LIMITATION, DECREASES OR DELAYS IN CAPITAL SPENDING BY COMMUNICATIONS PROVIDERS, INCREASING DEPENDENCE ON A LIMITED NUMBER OF CLIENTS, THE COMPANY'S REVENUE CONCENTRATION IN THE WIRELESS TELECOMMUNICATIONS BUSINESS AND THE DECLINING SUBSCRIBER GROWTH RATE, CONSOLIDATION AND INCREASING PRESSURE TO CONTROL COSTS IN THAT BUSINESS, THE IMPACT OF COMPETITIVE PRODUCTS, SERVICES AND PRICING ON THE COMPANY AND ITS CLIENTS, THE ADVERSE IMPACT THAT THE FINANCIAL AND OPERATING DIFFICULTIES OF THE COMPANY'S CLIENTS MAY HAVE ON THE COMPANY'S FUTURE REVENUES AND FINANCIAL AND OPERATING RESULTS, THE POSSIBLE NEGATIVE IMPACT THAT CHANGES IN THE COMBINATION OF SERVICES ACQUIRED BY THE COMPANY'S CLIENTS MAY HAVE ON ITS BUSINESS, THE FAILURE TO PROPERLY IMPLEMENT REGULATORY REQUIREMENTS APPLICABLE TO THE COMPANY'S AND ITS CLIENTS' BUSINESSES, THE POSSIBLE NEGATIVE IMPACT ON THE COMPANY'S BUSINESS DUE TO ERRORS IN ITS SOFTWARE OR LACK OF SUCCESS IN IMPROVING ITS SOFTWARE DESIGN AND DEVELOPMENT PROCESS, THE POSSIBLE NEGATIVE IMPACT ON THE COMPANY'S FINANCIAL RESULTS IF ITS TAX BENEFITS DO NOT BECOME FULLY RECOVERABLE, GLOBAL ECONOMIC RECESSION, ECONOMIC AND POLITICAL INSTABILITY IN THE DOMESTIC AND INTERNATIONAL MARKETS INCLUDING, WITHOUT LIMITATION, THE IMPACT OF TERRORIST THREATS AND HOSTILITIES AND THE DECLARATION OF WAR OR SIMILAR ACTIONS, POSSIBLE DIFFICULTIES ASSOCIATED WITH PAST OR FUTURE ACQUISITIONS INCLUDING CORSAIR AND ALTAWAVE, THE NEED TO DEVELOP AND WIN MARKET ACCEPTANCE OF NEW PRODUCTS, SERVICES AND TECHNOLOGIES AND TO ENHANCE THE COMPANY'S EXISTING PRODUCTS, SERVICES AND TECHNOLOGIES, LIGHTBRIDGE'S ABILITY TO EXECUTE ON ITS PLANS OR STRATEGIES, INCLUDING WITHOUT LIMITATION ITS PLANS TO ENTER THE ONLINE TRANSACTION AND WIRELESS DATA MARKETS, AND THE IMPACT OF RESTRUCTURING AND OTHER CHARGES ON LIGHTBRIDGE'S BUSINESS AND OPERATIONS. LIGHTBRIDGE UNDERTAKES NO OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS IT MAKES.

      Information set forth under the heading "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated as an exhibit to this Quarterly Report on Form 10-Q. Unless the context otherwise requires, "Lightbridge" and the "Company" refer collectively to Lightbridge, Inc. and its subsidiaries.

      ALTALINKS, LIGHTBRIDGE, the Lightbridge logo and PHONEPRINT are registered trademarks of Lightbridge, and ALTAWAVE, CAS, CORSAIR, CUSTOMER ACQUISITION SYSTEM, LIGHTBRIDGE MOBILE DATA MANAGER, PREPAY and LIGHTBRIDGE TELESERVICES are trademarks of Lightbridge. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Lightbridge has identified and discussed certain critical accounting policies and estimates in its Annual Report on Form 10-K for the year ended December 31, 2002. The Company did not modify its critical accounting policies during the quarter ended March 31, 2003. Those policies and estimates have been applied in the preparation of the Company's financial statements included in this Quarterly Report on Form 10-Q. In applying its critical accounting policies, the Company reduced the annual estimated effective tax rate to 20% in the quarter ended March 31, 2003.

OVERVIEW

      Lightbridge develops, markets and supports a suite of products and services for communications providers that supports the customer lifecycle including customer qualification and acquisition, risk management, prepaid billing, mobile data management and authentication services. Lightbridge derives the majority of its revenues from clients located in the United States.

      On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. ("Altawave") in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals. The technology acquired from Altawave includes solutions that offer wireless carriers a service platform for the development and management of data content and applications. The condensed consolidated financial statements for the quarter ended March 31, 2002 include the operations related to Altawave from the date of acquisition.

      Lightbridge's transaction services revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers. Over time, the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing call center services. The Company also offers transaction services to pre-screen and authenticate the identity of users engaged in mobile and online transactions. Transaction services are provided pursuant to contracts with carriers and others, which specify the services to be utilized and the markets to be served. The Company's clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the number and type of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers and others utilizing the Company's services in attracting subscribers and the markets served by the Company's clients. Transaction services revenues are recognized in the period in which the services are performed.

      The Company's software licensing revenues consist of revenues attributable to the licensing of the Company's CAS Application Modules, Risk Management, Prepaid Billing and Mobile Data Management software. Lightbridge's CAS modules are designed to assist customers in interfacing with the Company's transaction processing systems as well as to perform other point-of-sale and channel functionality. The Company's Risk Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. The Company's Prepaid Billing system allows carriers to market and manage prepaid wireless services to customers. The Company's Mobile Data Management solutions provide wireless carriers a platform for the development and management of data content and applications. The Company's software products are licensed as packaged software products and each product generally requires incidental customization or integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectiblity have been determined.

      The Company's consulting and services revenues historically have been derived principally from providing solution development and deployment services and business advisory consulting in the areas of customer acquisition and retention, authentication, prepay billing and risk management. The majority of consulting and services engagements are performed on a time and materials basis and revenues from these engagements are generally recognized as the services are performed. When the Company performs work under a fixed fee arrangement, revenues are generally recognized as services are performed. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement and are reported as consulting and services revenues.

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

      In the quarter ended March 31, 2003, four clients accounted for 28%, 23%, 16% and 12% of the Company's total revenues. In the quarter ended March 31, 2002, three clients accounted for 30%, 18% and 17% of the Company's total revenues. A loss of one or more of these major clients, a bankruptcy or period of financial difficulty of one or more of these clients, a decrease in orders by one or more of these clients or a change in the combination of products and services obtained from the Company by one or more of these clients would adversely affect Lightbridge's revenues, margins and net income.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                                          QUARTER ENDED
                                                                            MARCH 31,
                                                                        ----------------
                                                                         2003      2002
                                                                        ------     -----
    Revenues:
      Transaction..............................................           69.6%     66.0%
      Software licensing.......................................            5.7      10.4
      Consulting and services..................................           22.1      22.0
      Hardware.................................................            2.6       1.6
                                                                        ------     -----
         Total revenues........................................          100.0     100.0
                                                                        ------     -----
    Cost of revenues:
      Transaction..............................................           39.5      35.2
      Software licensing.......................................            0.5       1.1
      Consulting and services..................................           10.2      10.9
      Hardware.................................................            2.0       1.1
                                                                        ------     -----
         Total cost of revenues................................           52.2      48.3
                                                                        ------     -----
    Gross profit:
      Transaction..............................................           30.1      30.8
      Software licensing.......................................            5.2       9.3
      Consulting and services..................................           11.9      11.1
      Hardware.................................................            0.6       0.5
                                                                        ------     -----
         Total gross profit....................................           47.8      51.7
                                                                        ------     -----
    Operating expenses:
      Development costs........................................           24.9      20.5
      Sales and marketing......................................           14.0       9.8
      General and administrative...............................           11.8      12.0
      Purchased in-process research and development............             --       4.3
      Restructuring costs......................................            0.3        --
                                                                        ------     -----
         Total operating expenses..............................           51.0      46.6
                                                                        ------     -----
    Income (loss) from operations..............................           (3.2)      5.1
    Other income, net..........................................            1.6       1.7
                                                                        ------     -----
    Income (loss) before provision for income taxes............           (1.6)      6.8
    Income tax benefit.........................................           (0.3)     (0.5)
                                                                        ------     -----
    Net income (loss)..........................................           (1.3)%     7.3%
                                                                        ======     =====

QUARTER ENDED MARCH 31, 2003 COMPARED WITH QUARTER ENDED MARCH 31, 2002.

      REVENUES. Revenues and certain revenue comparisons for the quarters ended March 31, 2003 and 2002 were as follows:

                                                QUARTER                     QUARTER
                                                 ENDED          % OF         ENDED        % OF
                                                MAR. 31,        TOTAL       MAR. 31,      TOTAL            $              %
REVENUES                                          2003         REVENUE        2002       REVENUE       DIFFERENCE    DIFFERENCE
--------                                      ------------     -------    -----------    -------       ----------    ----------
                                                                         (DOLLARS IN THOUSANDS)
Transaction............................       $ 19,783          69.6%       $ 25,052        66.0%      $    (5,269)     (21.0)%
Software licensing.....................          1,606           5.7           3,957        10.4            (2,351)     (59.4)
Consulting and services................          6,291          22.1           8,353        22.0            (2,062)     (24.7)
Hardware...............................            743           2.6             584         1.6               159       27.2
                                              --------         -----        --------       -----       -----------      -----
  Total................................       $ 28,423         100.0%       $ 37,946       100.0%      $    (9,523)     (25.1)%
                                              ========         =====        ========       =====       ===========      =====

      The decrease in transaction revenues of $5.3 million was due to slower subscriber growth experienced by the Company's clients, resulting in a reduction in transaction volume, and to clients selecting fewer transaction products and services. The Company's transaction revenues also declined as a result of reduced call volume and a change in the mix of services provided by Lightbridge's TeleServices call centers. In addition, in the quarter ended March 31, 2002, approximately $2.6 million of transaction revenue was attributable to transaction services provided to WorldCom, Inc. ("WorldCom"). No services were provided to WorldCom in the quarter ended March 31, 2003.

      The Company's transaction revenues continue to reflect in large part the industry's rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will continue to slow in the current year and in upcoming years, and that the rate of subscriber churn will remain fairly constant. Lightbridge also believes it may experience decreases in the demand for its TeleServices business and changes in the combination of services acquired by clients that could continue to negatively impact transaction revenues in 2003.

      The decrease in software licensing revenues of $2.4 million was due to the continued capital spending slowdown in the telecommunications industry. Lower capital spending by carriers affected the sales of all Lightbridge software products. The Company expects that the capital spending slowdown and decline in the telecommunications industry will continue for the remainder of 2003 and may extend into 2004.

      The decrease in consulting and services revenues of $2.1 million for the quarter ended March 31, 2003 was principally due to the decline in software sales and the related integration, deployment, optimization and maintenance services provided in conjunction with software sales.

      There was a slight increase in hardware revenues of $0.2 million for the quarter ended March 31, 2003. The Company does not expect hardware revenues to be a significant component of revenue in 2003 or thereafter.

      COST OF REVENUES. Cost of revenues consists primarily of personnel costs, costs of acquiring and maintaining systems and networks used in processing qualification, activation and authentication transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed, the mix of transaction revenues between revenues from automated transaction processing and revenues from processing transactions through the

Lightbridge TeleServices Group and changes in the mix of total revenues among transaction revenues, software licensing and maintenance revenues and consulting services revenues.

      Cost of revenues and certain cost of revenues comparisons for the quarters ended March 31, 2003 and 2002 were as follows:

                                                 QUARTER                   QUARTER
                                                  ENDED         % OF        ENDED          % OF
                                                 MAR. 31,       TOTAL      MAR. 31,        TOTAL             $             %
COST OF REVENUES                                   2003        REVENUE       2002         REVENUE       DIFFERENCE     DIFFERENCE
----------------                                ---------      -------     --------       -------       ----------     ----------
                                                                            (DOLLARS IN THOUSANDS)
Transaction............................         $  11,219        39.5%     $ 13,370         35.2%        $ (2,151)       (16.1)%
Software licensing.....................               144         0.5           395          1.1             (251)       (63.5)
Consulting and services................             2,901        10.2         4,143         10.9           (1,242)       (30.0)
Hardware...............................               568         2.0           413          1.1              155         37.5
                                                ---------        ----      --------         ----         --------        -----
  Total................................         $  14,832        52.2%     $ 18,321         48.3%        $ (3,489)       (19.0)%
                                                =========        ====      ========         ====         ========        =====

      The decrease in transaction cost of revenues was principally due to lower transaction revenues as a result of a lower volume of transactions processed through Lightbridge's TeleServices call centers and by a shift in the mix of services provided to clients. The decrease in costs was also attributable to the Company's staff reductions as a result of the closing of the Waltham, Massachusetts call center in September 2002. Transaction cost of revenues increased as a percentage of total transaction revenues to 56.7% in the quarter ended March 31, 2003 from 53.4% in the quarter ended March 31, 2002. The increase in cost of transaction revenues as a percentage of transaction revenues was due to a change in the mix of services provided in the quarter ended March 31, 2003, as well as the level of fixed costs within the Company's infrastructure, which resulted in lower gross profit margins as revenue declined. Certain of these fixed costs have been eliminated or reduced as a result of the Company's restructurings. Lightbridge believes that changes in the mix of services provided to clients will continue to affect transaction cost of revenues in the remainder of 2003.

      Software licensing cost of revenues decreased in the quarter ended March 31, 2003 from the quarter ended March 31, 2002, and also decreased as a percentage of total software licensing revenues to 9.0% from 10.0%. The decrease was attributable to the decline in software revenues.

      Consulting and services cost of revenues decreased in the quarter ended March 31, 2003, and also decreased as a percentage of total consulting and services revenues to 46.1% from 49.6% in the quarter ended March 31, 2002. The decrease in consulting and services cost of revenue was attributable to a decrease in consulting projects and revenue as well as a reduction in headcount associated with the June 2002 restructuring.

      Hardware cost of revenues increased and also increased as a percentage of total hardware revenue to 76.4% in the quarter ended March 31, 2003 from 70.7% in the quarter ended March 31, 2002. This increase was attributable to the increase in hardware revenues.

      The Company expects that fluctuations in gross profit may occur primarily because of a change in the mix of revenue generated from the Company's four revenue components, particularly revenues from software licensing and consulting services.

      OPERATING EXPENSES. Operating expenses and certain operating expense comparisons for the quarters ended March 31, 2003 and 2002 were as follows:

                                                QUARTER                       QUARTER
                                                 ENDED         % OF            ENDED          % OF
                                                MAR. 31,       TOTAL          MAR. 31,        TOTAL           $           %
                                                  2003        REVENUE           2002         REVENUE     DIFFERENCE   DIFFERENCE
                                               ---------      -------         --------       -------     ----------   ----------
                                                                              (DOLLARS IN THOUSANDS)
Development ............................       $  7,077         24.9%         $  7,785         20.5%      $   (708)       (9.1)%
Sales and marketing ....................          3,987         14.0             3,736          9.8            251         6.7
General and administrative .............          3,366         11.8             4,553         12.0         (1,187)      (26.1)
Purchased in-process R&D ...............             --           --             1,618          4.3         (1,618)        --
Restructuring costs ....................             77          0.3                --           --             77         --
                                               --------         ----          --------         ----       --------       -----
  Total ...............................       $ 14,507         51.0%         $ 17,692         46.6%      $ (3,185)      (18.0)%
                                               ========         ====          ========         ====       ========       =====

      DEVELOPMENT. Development expenses include software development costs and consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The decrease in development expenses for the quarter ended March 31, 2003 was due to cost savings associated with the June 2002 restructuring. These cost savings were partially offset by the addition of engineering personnel necessary to support Lightbridge's product and services development plans. Development expenses as a percentage of total revenues increased for the quarter ended March 31, 2003 as a result of lower total revenues. The Company expects to continue to incur significant development expenses in the remainder of 2003 and may experience an increase in such expenses for that period in connection with the further development of its existing products and services and development of new products and services.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales, business development and marketing personnel, as well as costs associated with advertising, trade shows and conferences. The increase for the quarter ended March 31, 2003 was primarily due to the expansion of the Company's business development organization and costs associated with the Company's strategic partnerships. These costs were partially offset by the cost savings associated with the June 2002 restructuring.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services. The decrease in general and administrative costs for the quarter ended March 31, 2003 was primarily due to a decrease in headcount associated with the June 2002 restructuring and the Company's efforts to limit spending. There was also a slight decrease in general and administrative expenses as a percentage of total revenues to 11.8% in the quarter ended March 31, 2003 from 12.0% in the quarter ended March 31, 2002. The Company may experience an increase in general and administrative expenses during the remainder of 2003 due to increased regulatory compliance requirements associated with operating as a public company and consumer credit and privacy regulations.

      IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D"). In connection with the Altawave acquisition, the Company recorded a $1.6 million charge during the first quarter of 2002 for several IPR&D projects. The technology acquired from Altawave includes solutions that offer wireless carriers and enterprises a service platform for the development and management of data content and applications. The complexity of the technology lies in its comprehensive, secure and scalable characteristics. The research projects in process at the date of acquisition related to the development of the Lightbridge Mobile Data Manager ("MDM") suite of products consisting of MDM Server, MDM Administration, MDM Altalinks, MDM Provisioner, and the Consumer Group Applications ("CGA"). Development on the technology was started in 2000.

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

      Lightbridge completed the development of the MDM suite in the quarter ended September 30, 2002, having spent approximately $150,000 on the project after the acquisition. Total cost to complete the CGA project after acquisition is estimated to be approximately $300,000, of which approximately $225,000 had been spent through March 31, 2003. CGA is expected to be completed by July 2003. If the development of the technology is not completed on schedule, the potential consequences to the Company may include increased development costs and increased competition from other companies that have competitive products in the market.

      RESTRUCTURING COSTS. In March 2003, the Company announced it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a neighboring Lightbridge facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $77,000 for workforce reductions and expects to record an additional $900,000 charge relating to the facility reductions and capital equipment write-offs during the second quarter of 2003. The Company anticipates the majority of the severance costs related to this restructuring will be paid in the second quarter of 2003.

      OTHER INCOME, NET. Other income, net consisted predominantly of interest income and decreased to $0.5 million in the quarter ended March 31, 2003 from $0.6 million in the quarter ended March 31, 2002. This decrease was primarily due to a decline in interest rates.

      PROVISION FOR (BENEFIT FROM) INCOME TAXES. Lightbridge's annual estimated effective tax rate was 20.0% for the quarter ended March 31, 2003 due to a decrease in estimated pre-tax profit. The income tax provision for the quarter ended March 31, 2002 reflects a net benefit of $0.2 million which consists of income taxes at an annual effective tax rate of 34.5%, offset by a $1.0 million tax benefit related to the reduction of the valuation allowance on acquired net operating loss carryforwards, as it was determined that it was more likely than not that such net operating losses would be utilized. Lightbridge anticipates that its effective tax rate for the full year 2003 will approximate 20.0%.

RESTRUCTURINGS

      In June 2002, the Company announced it would be reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002. The Company recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million for workforce reductions, $1.3 million for facilities reductions including lease obligations, utilities and security costs on unused space and $0.7 million for capital equipment write-offs associated with these measures. The restructuring plan resulted in the termination of 65 personnel as follows: 25 in product and service delivery, 22 in development, 11 in sales and marketing and seven in general and administrative. The capital equipment write-offs and the majority of severance costs related to this restructuring were incurred in 2002. The Company anticipates that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2003.

      The following summarizes the changes to the June 2002 restructuring reserves for the quarter ended March 31, 2003:

                                                            BALANCE AT                                      BALANCE AT
                                                        DECEMBER 31, 2002    ACCRUED        UTILIZED      MARCH 31, 2003
                                                        -----------------  ------------   -------------   --------------
                                                                                 (IN THOUSANDS)
Employee severance and termination benefits.......         $        343    $         --   $         185     $        158
Facility closing and related costs................                  992              --             147              845
                                                           ------------    ------------   -------------     ------------
                                                           $      1,335    $         --   $         332     $      1,003
                                                           ============    ============   =============     ============

      In March 2003, the Company announced it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a neighboring Lightbridge facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $77,000 for workforce reductions and expects to record an additional $900,000 charge relating to the facility reductions and capital equipment write-offs during the second quarter of 2003. The Company anticipates the majority of the severance costs related to this restructuring will be paid in the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2003, Lightbridge had cash and cash equivalents and short-term investments of $135.6 million. Lightbridge's working capital increased slightly to $137.4 million at March 31, 2003 from $136.5 million at December 31, 2002. The Company believes that its current cash balances will be sufficient to finance the Company's operations and capital expenditures for the next twelve months. Thereafter, the adequacy of the Company's cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on the Company's operations, cash requirements associated with acquisitions and investments, and the sustained profitability of the Company's operations.

      During the first quarter of 2003, the Company generated cash flows from operating activities of $3.7 million and used $0.6 million and $0.9 million in investing and financing activities, respectively.

      The Company's capital expenditures totaled $0.6 million for the quarter ended March 31, 2003. The capital expenditures during this period were principally associated with the Company's service delivery infrastructure and computer equipment for software development activities. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2008.

      During the quarter ended March 31, 2003, the Company used $1.2 million for the repurchase of common stock under its stock repurchase program.

      At March 31, 2003, the Company had an outstanding letter of credit in the amount of $1.0 million expiring in May 2004.

      The Company entered into a foreign exchange agreement effective April 2003 with a bank for the purchase of one currency in exchange for the sale of another currency. This agreement is secured by $3.0 million held by the bank.

INFLATION

      Although certain of Lightbridge's expenses increase with general inflation in the economy, inflation has not had a material impact on Lightbridge's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which required a liability be recognized at the commitment date to an exit plan. The Company adopted the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including the June 2002 restructuring described in Note 5 to the financial statements included in this report, are accounted for under EITF No. 94-3. The Broomfield restructuring described in
Note 5 is accounted for under SFAS 146, the impact of which was that the Company expects to record the $900,000 facility reduction and capital equipment charge in the second quarter rather than the first quarter due to the cease-use date being in the second quarter.

      In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure requirements of SFAS 148 have been implemented in Note 2 to the financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES.

      The market risk exposure inherent in Lightbridge's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. Lightbridge is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents. Cash and cash equivalents include short-term, highly liquid instruments, which consist primarily of money market accounts, purchased with remaining maturities of three months or less. The Company's short-term investments consist of debt securities maturing in one year or less and are classified as available for sale. These investments are carried at fair value. The Company does not execute transactions in or hold derivative financial instruments for trading or hedging purposes.

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

      Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates. This change, had it occurred, would not have been significant to Lightbridge's financial position or results of operations during the quarter ended March 31, 2003.

      The Company is not subject to any material market risk associated with foreign currency exchange rates.

      For additional information about Lightbridge's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 5. OTHER INFORMATION.

CERTIFICATION UNDER SARBANES-OXLEY ACT

      Our chief executive officer and chief financial officer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS

  NO.                             DESCRIPTION
-----     ----------------------------------------------------------------------

10.1      Foreign Exchange Master Agreement dated March 31, 2003 by and among
          Citizens Bank of Massachusetts, the Company, Corsair Communications,
          Inc., Coral Systems, Inc. and Lightbridge Security Corporation

99.1      Information set forth under the heading "ITEM 7. Management's
          Discussion and Analysis of Financial Condition and Results of
          Operations - Risk Factors" in the Annual Report on Form 10-K of the
          Company for the year ended December 31, 2002 is incorporated herein by reference

(b)   REPORTS ON FORM 8-K

      On February 7, 2003, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, that on February 6, 2003 Torrence C. Harder announced his retirement from the Board of Directors of Lightbridge, Inc. In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the Press Release regarding the retirement of Torrence C. Harder.

      On March 28, 2003, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, plans to consolidate its Broomfield, Colorado call center operation into a neighboring Lightbridge facility and to its existing Lynn, Massachusetts call center. In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the Press Release regarding the consolidation plan.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LIGHTBRIDGE, INC.


Date: May 15, 2003             By: /s/ Harlan Plumley
                                   ---------------------------------------------
                                                   Harlan Plumley
                                            Vice President, Finance and
                                                  Administration,
                                       Chief Financial Officer and Treasurer
                                     (Principal Financial and Chief Accounting
                                                      Officer)

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                       /s/ Pamela D.A. Reeve
                                       -----------------------------------------
                                                     Pamela D.A. Reeve
                                            Chief Executive Officer and Director
                                                (Principal Executive Officer)

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                           /s/ Harlan Plumley
                           -----------------------------------------------------
                                                Harlan Plumley
                                  Vice President, Finance and Administration,
                                     Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)