Form 10-Q
period 2003-06-30
LIGHTBRIDGE INC
filed 2003-08-14
CIK 1017172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

         As of August 1, 2003, there were 26,886,565 shares of the registrant's common stock, $.01 par value, outstanding.

                                LIGHTBRIDGE, INC.

        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION                             Page

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                      3

         Balance Sheets as of June 30, 2003 and December 31, 2002                    3

         Income Statements for the quarters ended June 30, 2003 and 2002             4

         Income Statements for the six months ended June 30, 2003 and 2002           5

         Statements of Cash Flows for the six months ended June 30, 2003 and 2002    6

         Notes to Unaudited Condensed Consolidated Financial Statements              7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.                                                              11

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES.                       20

Item 4.  CONTROLS AND PROCEDURES.                                                    20

                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                        21

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                           21

         SIGNATURES                                                                  22

                          PART I. FINANCIAL INFORMATION
         ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          JUNE 30,        DECEMBER 31,
                                                                                           2003              2002
                                                                                        -----------       -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents.......................................................      $    66,057       $    90,664
  Short-term investments..........................................................           64,280            42,806
  Accounts receivable, net........................................................           19,134            17,679
  Deferred tax assets.............................................................            3,012             3,012
  Other current assets............................................................            3,891             3,112
                                                                                        -----------       -----------
      Total current assets........................................................          156,374           157,273
Property and equipment, net.......................................................           11,889            16,183
Deferred tax assets...............................................................            3,713             3,713
Other assets, net.................................................................              239               709
Goodwill..........................................................................            1,664             1,664
Intangible assets, net............................................................              998             1,130
                                                                                        -----------       -----------
      Total assets................................................................      $   174,877      $    180,672
                                                                                        ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities........................................      $    11,535       $    15,145
  Deferred revenues...............................................................            5,213             4,292
  Reserve for restructuring.....................................................              1,865             1,335
                                                                                        -----------       -----------
      Total current liabilities...................................................           18,613            20,772
  Long-term liabilities...........................................................              139               259
                                                                                        -----------       -----------
      Total liabilities...........................................................           18,752            21,031
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
    issued or outstanding at June 30, 2003 and December 31, 2002..................               --                --
  Common stock, $.01 par value; 60,000,000 shares authorized;
    29,472,844 and 29,400,762 shares issued and 26,878,801 and
    27,282,224 shares outstanding at June 30, 2003 and December 31,
    2002, respectively............................................................              296               296
  Additional paid-in capital......................................................          165,604           165,241
  Warrants........................................................................              206               206
  Retained earnings...............................................................            5,081             5,521
  Less: treasury stock, at cost...................................................          (15,062)          (11,623)
                                                                                        -----------       -----------
      Total stockholders' equity..................................................          156,125           159,641
                                                                                        -----------       -----------
         Total liabilities and stockholders' equity...............................      $   174,877       $   180,672
                                                                                        ===========       ===========

       See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  QUARTER ENDED
                                                                                     JUNE 30,
                                                                         ------------------------------
                                                                            2003                2002
                                                                         -----------         ----------
Revenues:
   Transaction..............................................             $    19,068         $   20,812
   Software licensing.......................................                   4,455              2,829
   Consulting and services..................................                   6,687              8,902
   Hardware.................................................                   1,089                798
                                                                         -----------         ----------
      Total revenues........................................                  31,299             33,341
                                                                         -----------         ----------
Cost of revenues:
   Transaction..............................................                  10,858             12,975
   Software licensing.......................................                     643                332
   Consulting and services..................................                   2,843              3,807
   Hardware.................................................                   1,002                630
                                                                         -----------         ----------
      Total cost of revenues................................                  15,346             17,744
                                                                         -----------         ----------
Gross profit:
   Transaction..............................................                   8,210              7,837
   Software licensing.......................................                   3,812              2,497
   Consulting and services..................................                   3,844              5,095
   Hardware.................................................                      87                168
                                                                         -----------         ----------
      Total gross profit....................................                  15,953             15,597
                                                                         -----------         ----------
Operating expenses:
   Development costs........................................                   7,475              7,398
   Sales and marketing......................................                   3,595              3,322
   General and administrative...............................                   3,904              4,985
   Restructuring costs......................................                   1,472              3,616
                                                                         -----------         ----------
      Total operating expenses..............................                  16,446             19,321
                                                                         -----------         ----------
Loss from operations.......................................                     (493)            (3,724)
Other income, net..........................................                      535                584
Equity in loss of partnership investment...................                     (471)                --
                                                                         -----------         ----------
Loss before benefit from income taxes......................                     (429)            (3,140)
Benefit from income taxes..................................                     (346)            (1,083)
                                                                         -----------         ----------
Net loss...................................................              $       (83)        $   (2,057)
                                                                         ===========         ==========
Basic loss per common share................................              $     (0.00)        $    (0.07)
                                                                         ===========         ==========
Diluted loss per common share..............................              $     (0.00)        $    (0.07)
                                                                         ===========         ==========

       See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                         ------------------------------
                                                                            2003                2002
                                                                         -----------         ----------
Revenues:
   Transaction.............................................              $    38,851         $   45,864
   Software licensing......................................                    6,061              6,786
   Consulting and services.................................                   12,978             17,255
   Hardware................................................                    1,832              1,382
                                                                         -----------         ----------
      Total revenues.......................................                   59,722             71,287
                                                                         -----------         ----------
Cost of revenues:
   Transaction.............................................                   22,077             26,345
   Software licensing......................................                      787                727
   Consulting and services.................................                    5,744              7,950
   Hardware................................................                    1,570              1,043
                                                                         -----------         ----------
      Total cost of revenues...............................                   30,178             36,065
                                                                         -----------         ----------
Gross profit:
   Transaction.............................................                   16,774             19,519
   Software licensing......................................                    5,274              6,059
   Consulting and services.................................                    7,234              9,305
   Hardware................................................                      262                339
                                                                         -----------         ----------
      Total gross profit...................................                   29,544             35,222
                                                                         -----------         ----------
Operating expenses:
   Development costs.......................................                   14,552             15,183
   Sales and marketing.....................................                    7,582              7,058
   General and administrative..............................                    7,270              9,538
   Purchased in-process research and development...........                       --              1,618
   Restructuring costs.....................................                    1,549              3,616
                                                                         -----------         ----------
      Total operating expenses.............................                   30,953             37,013
                                                                         -----------         ----------
Loss from operations.......................................                   (1,409)            (1,791)
Other income, net..........................................                    1,005              1,216
Equity in loss of partnership investment...................                     (471)                --
                                                                         -----------         ----------
Loss before benefit from income taxes......................                     (875)              (575)
Benefit from income taxes..................................                     (435)            (1,288)
                                                                         -----------         ----------
Net income (loss)..........................................              $      (440)        $      713
                                                                         ===========         ==========

Basic earnings (loss) per common share.....................              $     (0.02)        $     0.03
                                                                         ===========         ==========

Diluted earnings (loss) per common share...................              $     (0.02)        $     0.02
                                                                         ===========         ==========

       See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                 ------------------------
                                                                                                    2003           2002
                                                                                                 ---------      ---------
Cash flows from operating activities:
Net income (loss)....................................................................            $    (440)     $     713
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Purchased in-process research and development......................................                  --          1,618
   Depreciation and amortization......................................................               5,855          8,194
   Deferred income taxes..............................................................                  --         (1,898)
   Loss on disposal of property and equipment.........................................                 378             --
Changes in assets and liabilities:
   Accounts receivable................................................................              (1,455)         3,159
   Inventories........................................................................                  --            211
   Other assets.......................................................................                (309)            99
   Accounts payable and accrued liabilities...........................................              (3,080)        (2,211)
   Deferred revenues..................................................................                 921          1,205
   Other liabilities..................................................................                (120)           (96)
                                                                                                 ---------      ---------
Net cash provided by operating activities............................................                1,750         10,994
                                                                                                 ---------      ---------

Cash flows from investing activities:
   Purchases of property and equipment................................................              (1,807)        (3,454)
   Purchase of short-term investments.................................................            (126,849)       (31,643)
   Proceeds from sales and maturities of short-term investments.......................             105,375         17,148
   Acquisition of Altawave............................................................                  --         (4,949)
                                                                                                 ---------      ---------
Net cash used in investing activities................................................              (23,281)       (22,898)
                                                                                                 ---------      ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock.............................................                 363          2,426
   Repurchase of common stock.........................................................              (3,439)           (76)
                                                                                                 ---------      ---------
Net cash provided by (used in) financing activities..................................               (3,076)         2,350
                                                                                                 ---------      ---------

Net decrease in cash and cash equivalents............................................              (24,607)        (9,554)
Cash and cash equivalents, beginning of period.......................................               90,664        107,499
                                                                                                 ---------      ---------
Cash and cash equivalents, end of period.............................................            $  66,057      $  97,945
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

2. STOCK-BASED COMPENSATION

         The Company applies the intrinsic value based method of accounting for stock options granted to employees and members of the Board of Directors. The Company accounts for stock options and awards to other individuals using the fair value method.

         Under the intrinsic value method, compensation expense associated with stock awards is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation expense is measured and the price an option holder must pay to exercise the award. The measurement date for employee and director awards is generally the date of grant. Under the fair value method, compensation expense associated with stock awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date is generally the date of grant.

         Had the Company used the fair value method to measure compensation expense associated with grants of stock options to employees and directors, reported net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                                            QUARTER ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                     JUNE 30,
                                                                      -------------------------     -----------------------
                                                                         2003           2002           2003          2002
                                                                      ----------     ----------     ---------     ---------
                                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported..................................       $      (83)    $   (2,057)    $    (440)    $     713
Stock based compensation recorded in income....................               --             --            --            --
Stock based compensation measured using the fair value method..              566            401         1,386           877
                                                                      ----------     ----------     ---------     ---------
Net loss pro forma.............................................       $     (649)    $   (2,458)    $  (1,826)    $    (164)
                                                                      ==========     ==========     =========     =========
Basic loss per share pro forma.................................       $    (0.02)    $    (0.09)    $   (0.07)    $   (0.01)
                                                                      ==========     ==========     =========     =========
Diluted loss per share pro forma...............................       $    (0.02)    $    (0.09)    $   (0.07)    $   (0.01)
                                                                      ==========     ==========     =========     =========

         The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model for the quarters and six months ended June 30, 2003 and 2002 are as follows:

                                                                2003               2002
                                                            -----------        -----------
Risk-free interest rate................................     2.9% - 4.7%        3.9% - 4.9%
Expected life of options grants........................     1 - 5 years        1 - 5 years
Expected volatility of underlying stock................         90%                96%
Expected dividend payment rate, as a percentage of the
     stock price on the date of grant..................         --                 --

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

         In the quarter ended June 30, 2003, four clients accounted for 24%, 20%, 18% and 12% of the Company's total revenues. In the quarter ended June 30, 2002, four clients accounted for 29%, 16%, 15% and 10% of the Company's total revenues. In the six months ended June 30, 2003, four clients accounted for 26%, 21%, 17% and 12% of the Company's total revenues. In the six months ended June 30, 2002, four clients accounted for 29%, 16%, 16% and 10% of the Company's total revenues. A loss of one or more of these major clients, a bankruptcy or period of financial difficulty of one or more of these clients, a decrease in orders by one or more of these clients or a change in the combination of products and services obtained from the Company by one or more of these clients would aversely affect Lightbridge's revenues, margins and net income.

4. EARNINGS PER SHARE (EPS)

         Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

         A reconciliation of the shares used to compute basic EPS to those used for diluted EPS is as follows:

                                                 QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                 ----------------------         -------------------------
                                                  2003            2002           2003               2002
                                                 ------          ------         ------             ------
                                                                     (IN THOUSANDS)
Shares for basic computation                     27,005          28,407         27,113             28,301
Options and warrants (treasury stock method)         --              --             --                545
                                                 ------          ------         ------             ------
Shares for diluted computation                   27,005          28,407         27,113             28,846
                                                 ======          ======         ======             ======

         Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 2,334,000 and 2,724,000 for the quarters ended June 30, 2003 and 2002, and 2,565,000 and 2,484,000 for the six months ended June 30, 2003 and 2002, respectively.

         In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computation in the quarters ended June 30, 2003 and 2002 and the six months ended June 30, 2003, as they are anti-dilutive due to the net loss recorded by the Company. Had such shares been included, the number of shares for the diluted computation for the quarters ended June 30, 2003 and 2002 and the six months ended June 30, 2003 would have increased, respectively, by approximately 367,000, 494,000 and 300,000 shares.

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

         The following summarizes the changes to the June 2002 restructuring reserves for the six months ended June 30, 2003:

                                                          BALANCE AT                                   BALANCE AT
                                                      DECEMBER 31, 2002     REVERSED     UTILIZED     JUNE 30, 2003
                                                      -----------------    ----------    ---------    -------------
                                                                                 (IN THOUSANDS)
Employee severance and termination benefits.......       $     343         $     (158)   $     185     $       --
Facility closing and related costs................             992                 --          327            665
                                                         ---------         ----------    ---------     ----------
                                                         $   1,335         $     (158)   $     512     $      665
                                                         =========         ==========    =========     ==========

         In March 2003, the Company announced it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a neighboring Lightbridge facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $0.1 million for workforce reductions. In the quarter ended June 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs.

         The following summarizes the changes to the Broomfield restructuring reserves for the six months ended June 30, 2003:

                                                           BALANCE AT                                           BALANCE AT
                                                        DECEMBER 31, 2002       ACCRUED          UTILIZED      JUNE 30, 2003
                                                        -----------------    ------------    -------------     -------------
                                                                                   (IN THOUSANDS)
Employee severance and termination benefits...          $             --     $         77    $          47     $          30
Facility closing and related costs............                        --              579               30               549
Capital equipment write-offs..................                        --              378              378                --
                                                        ----------------     ------------    -------------     -------------
                                                        $             --     $      1,034    $         455     $         579
                                                        ================     ============    =============     =============

         In June 2003, the Company announced it would be closing its Irvine, California facility and transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees as follows: 16 in product and service delivery, 30 in development, 13 in sales and marketing and 11 in general and administrative. In the quarter ended June 30, 2003, the Company recorded a restructuring charge of approximately $0.7 million, consisting mainly of workforce reduction costs. The Company also expects related and additional restructuring charges of approximately $3.6 million in the third quarter of 2003 and $0.2 million in the fourth quarter of 2003.

         The following summarizes the changes to the June 2003 restructuring reserves for the six months ended June 30, 2003:

                                                           BALANCE AT                                            BALANCE AT
                                                        DECEMBER 31, 2002       ACCRUED         UTILIZED       JUNE 30, 2003
                                                        -----------------    ------------    -------------     -------------
                                                                                 (IN THOUSANDS)
Employee severance and termination benefits..           $             --     $        659    $          48     $         611
Facility closing and related costs...........                         --               14                4                10
                                                        ----------------     ------------    -------------     -------------
                                                        $             --     $        673    $          52     $         621
                                                        ================     ============    =============     =============

6.  BENEFIT FROM INCOME TAXES

         The income tax provision for the six months ended June 30, 2003 reflects a net benefit of $0.4 million which consists of an income tax benefit at an annual effective tax rate of 20.0%, as well as a $0.3 million tax benefit related to the recognition of prior year research and development tax credits. The 20.0% rate differs from the statutory rate of 34.0% due to a decrease in estimated pre-tax profit.

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

7. EQUITY IN LOSS OF PARTNERSHIP INVESTMENT

         In June 2001, the Company committed to invest up to $5.0 million in a limited partnership that invests in businesses within the wireless industry. In July 2003, the partners agreed to dissolve the partnership. Accordingly, future commitments were eliminated, and the remaining $0.5 million investment was written off in the quarter ended June 30, 2003.

8. RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which required a liability be recognized at the commitment date to an exit plan. The Company adopted the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including the June 2002 restructuring described in Note 5, are accounted for under EITF No. 94-3. The March 2003 restructuring described in Note 5 is accounted for under SFAS 146, the impact of which was that the Company recorded approximately $1.0 million for the facility reduction and capital equipment charge in the second quarter of 2003 rather than the first quarter of 2003 due to the cease-use date being in the second quarter. In addition, the June 2003 restructuring described in Note 5 is accounted for under SFAS 146, the impact of which is that the Company will record an additional estimated charge of $3.8 million for facility reductions and capital equipment charges in the third and fourth quarters of 2003 rather than the second quarter of 2003 due to the cease-use date being in the third quarter.

         In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS 123"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure requirements of SFAS 148 have been implemented in Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS" IN THE ANNUAL REPORT ON FORM 10-K OF LIGHTBRIDGE FOR THE YEAR ENDED DECEMBER 31, 2002, THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. LIGHTBRIDGE ANTICIPATES THAT ITS BUSINESS WILL BE IMPACTED BY CURRENT AND FUTURE ECONOMIC CONDITIONS AFFECTING THE COMMUNICATIONS INDUSTRY INCLUDING, WITHOUT LIMITATION, DECREASES OR DELAYS IN CAPITAL SPENDING BY COMMUNICATIONS PROVIDERS, INCREASING DEPENDENCE ON A LIMITED NUMBER OF CLIENTS, THE COMPANY'S REVENUE CONCENTRATION IN THE WIRELESS TELECOMMUNICATIONS BUSINESS AND THE DECLINING SUBSCRIBER GROWTH RATE IN THAT BUSINESS, CONSOLIDATION AND INCREASING PRESSURE TO CONTROL COSTS IN THAT BUSINESS, CONTINUING RAPID CHANGE IN THE TELECOMMUNICATIONS INDUSTRY AND OTHER MARKETS IN WHICH THE COMPANY DOES BUSINESS THAT MAY AFFECT BOTH THE COMPANY AND ITS CLIENTS INCLUDING THE ADVENT OF LOCAL NUMBER PORTABILITY IN NOVEMBER 2003, THE IMPACT OF COMPETITIVE PRODUCTS, SERVICES AND PRICING ON THE COMPANY AND ITS CLIENTS, THE ADVERSE IMPACT THAT
THE FINANCIAL AND OPERATING DIFFICULTIES OF THE COMPANY'S CLIENTS MAY HAVE ON THE COMPANY'S FUTURE REVENUES AND FINANCIAL AND OPERATING RESULTS, THE POSSIBLE NEGATIVE IMPACT THAT CHANGES IN THE COMBINATION OF SERVICES ACQUIRED BY THE COMPANY'S CLIENTS MAY HAVE ON ITS BUSINESS, THE FAILURE TO PROPERLY IMPLEMENT REGULATORY REQUIREMENTS APPLICABLE TO THE COMPANY'S AND ITS CLIENTS'
BUSINESSES, THE POSSIBLE NEGATIVE IMPACT ON THE COMPANY'S BUSINESS DUE TO
ERRORS IN ITS SOFTWARE OR LACK OF SUCCESS IN IMPROVING ITS SOFTWARE DESIGN
AND DEVELOPMENT PROCESS, THE POSSIBLE NEGATIVE IMPACT ON THE COMPANY'S FINANCIAL RESULTS IF ITS TAX BENEFITS DO NOT BECOME FULLY RECOVERABLE, GLOBAL ECONOMIC RECESSION, ECONOMIC AND POLITICAL INSTABILITY IN THE DOMESTIC AND INTERNATIONAL MARKETS INCLUDING, WITHOUT LIMITATION, THE IMPACT OF TERRORIST THREATS AND HOSTILITIES AND THE DECLARATION OF WAR OR SIMILAR ACTIONS, POSSIBLE DIFFICULTIES ASSOCIATED WITH PAST OR FUTURE ACQUISITIONS INCLUDING CORSAIR AND ALTAWAVE, THE NEED TO DEVELOP AND WIN MARKET ACCEPTANCE OF NEW PRODUCTS, SERVICES AND TECHNOLOGIES AND TO ENHANCE AND MAINTAIN DEMAND FOR THE COMPANY'S EXISTING PRODUCTS, SERVICES AND TECHNOLOGIES, LIGHTBRIDGE'S ABILITY TO EXECUTE ON ITS PLANS OR STRATEGIES, INCLUDING, WITHOUT LIMITATION, ITS PLANS TO ENTER THE ONLINE TRANSACTION AND WIRELESS DATA MARKETS, AND THE IMPACT OF RESTRUCTURING AND OTHER CHARGES ON LIGHTBRIDGE'S BUSINESS AND OPERATIONS. LIGHTBRIDGE UNDERTAKES NO OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS IT MAKES.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Lightbridge has identified and discussed certain critical accounting policies and estimates in its Annual Report on Form 10-K for the year ended December 31, 2002. The Company did not modify its critical accounting policies during the quarter ended June 30, 2003. Those policies and estimates have been applied in the preparation of the Company's financial statements included in this Quarterly Report on Form 10-Q. In applying its critical accounting policies, the Company reduced the annual estimated effective tax rate to 20% in the quarter ended March 31, 2003 and has applied that rate consistently throughout the six months ended June 30, 2003.

OVERVIEW

         Lightbridge develops, markets and supports a suite of products and services for communications providers that supports the customer lifecycle including customer qualification and acquisition, risk management, prepaid billing, mobile data management and authentication services. Lightbridge derives the majority of its revenues from clients located in the United States.

         On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. ("Altawave") in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals. The technology acquired from Altawave includes solutions that offer wireless carriers a service platform for the development and management of data content and applications. The condensed consolidated financial statements for the six months ended June 30, 2002 include the operations related to Altawave from the date of acquisition.

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

         The Company's software licensing revenues consist of revenues attributable to the licensing of the Company's CAS Application Modules, Risk Management, Prepaid Billing and Mobile Data Management software. Lightbridge's CAS Application Modules are designed to assist customers in interfacing with the Company's transaction processing systems as well as to perform other point-of-sale and channel functionality. The Company's Risk Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. The Company's Prepaid Billing system allows carriers to market and manage prepaid wireless services to customers. The Company's Mobile Data Management solutions provide wireless carriers a platform for the development and management of data content and applications. The Company's software products are licensed as packaged software products and each product generally requires incidental customization or integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined.

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

         The Company's hardware revenues historically have been derived in connection with sales of its PrePay and PhonePrint products. Revenue from hardware sales is recognized upon shipment, unless testing, integration or other services are required, in which case it is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software is deferred until the related software revenue is recognized. The Company does not expect hardware revenues to be a significant component of revenue in the future.

         In the quarter ended June 30 2003, four clients accounted for 24%, 20%, 18% and 12% of the Company's total revenues. In the quarter ended June 30, 2002, four clients accounted for 29%, 16%, 15% and 10% of the Company's total revenues. In the six months ended June 30, 2003, four clients accounted for 26%, 21%, 17% and 12% of the Company's total revenues. In the six months ended June 30, 2002, four clients accounted for 29%, 16%, 16% and 10% of the Company's total revenues. A loss of one or more of these major clients, a bankruptcy or period of financial difficulty of one or more of these clients, a decrease in orders by one or more of these clients or a change in the combination of products and services obtained from the Company by one or more of these clients would adversely affect Lightbridge's revenues, margins and net income.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                              QUARTER ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                          ---------------------          ----------------------
                                                           2003          2002             2003           2002
                                                          -------       -------          -------        -------
Revenues:
  Transaction.......................................         60.9%         62.4%            65.1%          64.4%
  Software licensing................................         14.2           8.5             10.1            9.5
  Consulting and services...........................         21.4          26.7             21.7           24.2
  Hardware..........................................          3.5           2.4              3.1            1.9
                                                          -------       -------          -------        -------
     Total revenues.................................       100.0          100.0            100.0          100.0
                                                          -------       -------          -------        -------
Cost of revenues:
  Transaction.......................................         34.7          38.9             37.0           37.0
  Software licensing................................          2.1           1.0              1.3            1.0
  Consulting and services...........................          9.1          11.4              9.6           11.2
  Hardware..........................................          3.2           1.9              2.6            1.4
                                                          -------       -------          -------        -------
     Total cost of revenues.........................         49.1          53.2             50.5           50.6
                                                          -------       -------          -------        -------
Gross profit:
  Transaction.......................................         26.2          23.5             28.1           27.4
  Software licensing................................         12.1           7.5              8.8            8.5
  Consulting and services...........................         12.3          15.3             12.1           13.0
  Hardware..........................................          0.3           0.5              0.5            0.5
                                                          -------       -------          -------        -------
     Total gross profit.............................         50.9          46.8             49.5           49.4
                                                          -------       -------          -------        -------
Operating expenses:
  Development costs.................................         23.9          22.2             24.3           21.3
  Sales and marketing...............................         11.5          10.0             12.7            9.9
  General and administrative........................         12.4          15.0             12.2           13.3
  Purchased in-process research and development.....           --            --               --            2.3
  Restructuring costs...............................          4.7          10.8              2.6            5.1
                                                          -------       -------          -------        -------
     Total operating expenses.......................         52.5          58.0             51.8           51.9
                                                          -------       -------          -------        -------
Loss from operations................................         (1.6)        (11.2)            (2.3)          (2.5)
Other income, net...................................          1.7           1.8              1.7            1.7
Equity in loss of partnership investment............         (1.5)          --              (0.8)           --
                                                          -------       -------          -------        -------
Loss before benefit from income taxes...............         (1.4)         (9.4)            (1.4)          (0.8)
Benefit from income taxes...........................         (1.1)         (3.2)            (0.7)          (1.8)
                                                          -------       -------          -------        -------
Net income (loss)...................................         (0.3)%        (6.2)%           (0.7)%          1.0%
                                                          =======       =======          =======        =======

QUARTER ENDED JUNE 30, 2003 COMPARED WITH QUARTER ENDED JUNE 30, 2002.

         REVENUES. Revenues and certain revenue comparisons for the quarters ended June 30, 2003 and 2002 were as follows:


                                               QUARTER          % OF        QUARTER       % OF
                                                ENDED          TOTAL         ENDED        TOTAL             $             %
REVENUES                                     JUNE 30, 2003    REVENUE    JUNE 30, 2002   REVENUE        DIFFERENCE    DIFFERENCE
--------                                     -------------    -------    -------------   -------       -----------    ----------
                                                                          (DOLLARS IN THOUSANDS)
Transaction............................       $    19,068        60.9%    $    20,812       62.4%      $    (1,744)       (8.4)%
Software licensing.....................             4,455        14.2           2,829        8.5             1,626        57.5
Consulting and services................             6,687        21.4           8,902       26.7            (2,215)      (24.9)
Hardware...............................             1,089         3.5             798        2.4               291        36.5
                                              -----------     -------     ------------   -------       ------------    -------
  Total................................       $    31,299       100.0%    $    33,341      100.0%      $    (2,042)       (6.1)%
                                              ===========     =======     ============   =======       ============    =======

         The decrease in transaction revenues of $1.7 million was due to slower subscriber growth experienced by the Company's clients, resulting in a reduction in transaction volume, and to clients selecting fewer transaction products and services. The Company's transaction revenues also declined as a result of reduced call volume and a change in the mix of services provided by Lightbridge's TeleServices call centers.

         The Company's transaction revenues continue to reflect in large part the industry's rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will continue to slow in the current year and in upcoming years, and following the advent of local number portability in November 2003, that the rate of subscriber churn will likely increase. If churn increases and subscriber applications for wireless carriers served by Lightbridge increase, the Company expects that the volume of transactions will increase which may, subject to competitive pricing pressures, result in increases in transaction revenues. Lightbridge also believes it may experience decreases in the demand for its TeleServices business and changes in the combination of services acquired by clients that could continue to negatively impact transaction revenues in 2003.

         The increase in software licensing revenues of $1.6 million was due primarily to two new software contracts recorded in the second quarter of 2003. Despite these software contracts, the Company expects lower capital spending by carriers to continue to affect the sales of Lightbridge software products in future periods. The Company expects the slowdown and decline in the telecommunications industry will continue for the remainder of 2003 and may extend into 2004.

         The decrease in consulting and services revenues of $2.2 million for the quarter ended June 30, 2003 was principally due to the decline in consulting projects from the quarter ended June 2002.

         There was a slight increase in hardware revenues of $0.3 million for the quarter ended June 30, 2003. The Company does not expect hardware revenues to be a significant component of revenue in 2003 or thereafter.

         COST OF REVENUES. Cost of revenues consists primarily of personnel costs, costs of acquiring and maintaining systems and networks used in processing qualification, activation and authentication transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed, the mix of transaction revenues between revenues from automated transaction processing and revenues from processing transactions through the Lightbridge TeleServices Group and changes in the mix of total revenues among transaction revenues, software licensing revenues and consulting and services revenues.

         Cost of revenues and certain cost of revenues comparisons for the quarters ended June 30, 2003 and 2002 were as follows:


                                                QUARTER        % OF         QUARTER       % OF
                                                 ENDED         TOTAL         ENDED        TOTAL            $              %
COST OF REVENUES                             JUNE 30, 2003    REVENUE    JUNE 30, 2002   REVENUE       DIFFERENCE     DIFFERENCE
----------------                             -------------    -------    -------------   -------       -----------    ----------
                                                                          (DOLLARS IN THOUSANDS)
Transaction............................       $    10,858        34.7%    $    12,975       38.9%      $    (2,117)      (16.3)%
Software licensing.....................               643         2.1             332        1.0               311        93.7
Consulting and services................             2,843         9.1           3,807       11.4              (964)      (25.3)
Hardware...............................             1,002         3.2             630        1.9               372        59.0
                                              -----------     -------     -----------    -------       -----------     -------
  Total................................       $    15,346        49.1%    $    17,744       53.2%      $    (2,398)      (13.5)%
                                              ===========     =======     ===========    =======       ===========     =======

         Transaction cost of revenues decreased in the quarter ended June 30, 2003 from the quarter ended June 30, 2002, and also decreased as a percentage of total transaction revenues to 56.9% from 62.3%. The decrease was principally due to lower transaction revenues as a result of a lower volume of subscriber applications processed through Lightbridge's TeleServices call centers and by a shift in the mix of services and products provided to clients. The decrease in costs was also attributable to the Company's staff reductions as a result of the closing of the Waltham, Massachusetts call center in September 2002. In addition, in the quarter ended June 30, 2002 approximately $0.5 million in costs were incurred in providing services to WorldCom, Inc. ("WorldCom") for which, due to WorldCom's financial instability, the corresponding revenue was not recorded. No services were provided or costs incurred related to WorldCom in the quarter ended June 30, 2003. Lightbridge believes that changes in the mix of services provided to clients will affect transaction cost of revenues in the remainder of 2003.

         Software licensing cost of revenues increased in the quarter ended June 30, 2003 from the quarter ended June 30, 2002, and also increased as a percentage of total software licensing revenues to 14.4% from 11.7%. The increase was primarily attributable to the type of software products licensed during the quarter ended June 30, 2003.

         Consulting and services cost of revenues decreased in the quarter ended June 30, 2003, and also decreased slightly as a percentage of total consulting and services revenues to 42.5% from 42.8% in the quarter ended June 30, 2002. The decrease in consulting and services cost of revenue was attributable to a decrease in consulting projects and revenue as well as a reduction in headcount associated with the June 2002 restructuring.

         Hardware cost of revenues increased in the quarter ended June 30, 2003 due to an increase in hardware revenues. Hardware cost of revenues also increased as a percentage of total hardware revenue to 92.0% from 79.0% in the quarter ended June 30, 2002. This increase was attributable to competitive pressures.

         The Company expects that fluctuations in gross profit may occur primarily because of a change in the mix of revenue generated from the Company's four revenue components, particularly revenues from software licensing.

         OPERATING EXPENSES. Operating expenses and certain operating expense comparisons for the quarters ended June 30, 2003 and 2002 were as follows:

                                               QUARTER         % OF         QUARTER       % OF
                                                ENDED          TOTAL         ENDED        TOTAL             $             %
                                             JUNE 30, 2003    REVENUE    JUNE 30, 2002   REVENUE        DIFFERENCE    DIFFERENCE
                                             -------------    -------    -------------   -------       -----------    ----------
                                                                          (DOLLARS IN THOUSANDS)
Development............................       $     7,475        23.9%    $     7,398       22.2%      $        77         1.0%
Sales and marketing....................             3,595        11.5           3,322       10.0               273         8.2
General and administrative.............             3,904        12.4           4,985       15.0            (1,081)      (21.7)
Restructuring costs....................             1,472         4.7           3,616       10.8            (2,144)      (59.3)
                                              -----------     -------     -----------    -------       -----------     -------
  Total................................       $    16,446        52.5%    $    19,321       58.0%      $    (2,875)      (14.9)%
                                              ===========     =======     ===========    =======       ===========     =======

         DEVELOPMENT. Development expenses include software development costs and consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. Development expenses increased slightly for the quarter ended June 30, 2003 due to costs associated with supplementing engineering personnel to support Lightbridge's product and services development plans. These cost increases were partially offset by the cost savings associated with the June 2002 restructuring. The Company expects to continue to incur significant development expenses in the remainder of 2003 and may increase expenses for the further development of its existing products and services and development of new products and services.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of sales, business development and marketing personnel, as well as costs associated with advertising, trade shows and conferences. The increase for the quarter ended June 30, 2003 was primarily due to the expansion of the Company's business development organization and costs associated with the Company's strategic partnerships and key initiatives. These costs were partially offset by the cost savings associated with the June 2002 restructuring.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services. The decrease in general and administrative costs for the quarter ended June 30, 2003 was primarily due to a decrease in headcount associated with the June 2002 restructuring and the Company's efforts to limit spending. The Company may experience an increase in general and administrative expenses during the remainder of 2003 due to increased regulatory compliance requirements associated with operating as a public company and consumer credit and privacy regulations.

         OTHER INCOME, NET. Other income, net consisted predominantly of interest income and decreased to $0.5 million in the quarter ended June 30, 2003 from $0.6 million in the quarter ended June 30, 2002. This decrease was primarily due to a decline in interest rates.

         EQUITY IN LOSS OF PARTNERSHIP INVESTMENT. In June 2001, the Company committed to invest up to $5.0 million in a limited partnership that invests in businesses within the wireless industry. In July 2003, the partners agreed to dissolve the partnership. Accordingly, future commitments were eliminated, and the remaining $0.5 million investment was written off in the quarter ended June 30, 2003.

         BENEFIT FROM INCOME TAXES. Lightbridge's annual estimated effective tax rate was 20.0% (excluding the benefit from the recognition of prior years' tax credits) for the quarter ended June 30, 2003 compared to 34.5% for the quarter ended June 30, 2002. The Company anticipates that the tax benefit recorded in 2003 will be fully recoverable through future taxable income and or carry back ability.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002.

         REVENUES. Revenues and certain revenue comparisons for the six months ended June 30, 2003 and 2002 were as follows:

                                              SIX MONTHS       % OF       SIX MONTHS      % OF
                                                 ENDED         TOTAL         ENDED        TOTAL            $              %
                REVENUES                     JUNE 30, 2003    REVENUE    JUNE 30, 2002   REVENUE       DIFFERENCE     DIFFERENCE
                --------                     -------------    -------    -------------   -------       -----------    ----------
                                                                            (DOLLARS IN THOUSANDS)
Transaction............................       $    38,851        65.1%   $     45,864       64.4%      $    (7,013)      (15.3)%
Software licensing.....................             6,061        10.1           6,786        9.5              (725)      (10.7)
Consulting and services................            12,978        21.7          17,255       24.2            (4,277)      (24.8)
Hardware...............................             1,832         3.1           1,382        1.9               450        32.6
                                              -----------     -------     -----------    -------       -----------     -------
  Total................................       $    59,722       100.0%   $     71,287      100.0%      $   (11,565)      (16.2)%
                                              ===========     =======     ===========    =======       ===========     =======

         The decrease in transaction revenues of $7.0 million was due to slower subscriber growth experienced by the Company's clients, resulting in a reduction in transaction volume, and to clients selecting fewer transaction products and services. The Company's transaction revenues also declined as a result of reduced call volume and a change in the mix of services provided by Lightbridge's TeleServices call centers. In addition, in the six months ended June 30, 2002, approximately $2.6 million of transaction revenue was attributable to transaction services provided to WorldCom. No services were provided to WorldCom in the six months ended June 30, 2003.

         The decrease in software licensing revenues of $0.7 million was due to the continued capital spending slowdown in the telecommunications industry. Lower capital spending by carriers affected sales of all Lightbridge software products.

         The decrease in consulting and services revenues of $4.3 million for the six months ended June 30, 2003 was principally due to the decline in software sales and the related integration, deployment, optimization and maintenance services provided in conjunction with software sales as well as a reduction in consulting activities.

         There was an increase in hardware revenues of $0.5 million for the six months ended June 30, 2003. The Company does not expect hardware revenues to be a significant component of revenue in 2003 or thereafter.

         COST OF REVENUES. Cost of revenues and certain cost of revenues comparisons for the six months ended June 30, 2003 and 2002 were as follows:

                                               SIX MONTHS       % OF       SIX MONTHS     % OF
                                                 ENDED         TOTAL         ENDED        TOTAL             $              %
           COST OF REVENUES                  JUNE 30, 2003    REVENUE    JUNE 30, 2002   REVENUE        DIFFERENCE    DIFFERENCE
           ----------------                  -------------    -------    -------------   -------       -----------    ----------
                                                                            (DOLLARS IN THOUSANDS)
Transaction............................       $    22,077        37.0%    $    26,345       37.0%      $    (4,268)      (16.2)%
Software licensing.....................               787         1.3             727        1.0                60         8.3
Consulting and services................             5,744         9.6           7,950       11.2            (2,206)      (27.7)
Hardware...............................             1,570         2.6           1,043        1.4               527        50.5
                                              -----------     -------     -----------    -------       -----------     -------
  Total................................       $    30,178        50.5%    $    36,065       50.6%      $    (5,887)      (16.3)%
                                              ===========     =======     ===========    =======       ===========     =======

         Transaction cost of revenues decreased in the six months ended June 30, 2003 from the six months ended June 30, 2002, and also decreased as a percentage of total transaction revenues to 56.8% from 57.4%. The decrease was principally due to lower transaction revenues as a result of a lower volume of transactions processed through Lightbridge's TeleServices call centers and by a shift in the mix of services provided to clients. The decrease in costs was also attributable to the Company's staff reductions as a result of the closing of the Waltham, Massachusetts call center in September 2002. In addition, in the quarter ended June 30, 2002 approximately $0.5 million in costs were incurred in providing services to WorldCom for which, due to WorldCom's financial instability, the corresponding revenue was not recorded.

         Software licensing cost of revenues increased slightly in the six months ended June 30, 2003 from the six months ended June 30, 2002, and also increased as a percentage of total software licensing revenues to 13.0% from 10.7%. The increase was attributable to the type of software products licensed during the six months ended June 30, 2003.

         Consulting and services cost of revenues decreased in the six months ended June 30, 2003, and also decreased as a percentage of total consulting and services revenues to 44.3% from 46.1% in the six months ended June 30, 2002. The decrease in consulting and services cost of revenue was attributable to a decrease in consulting projects and revenue as well as a reduction in headcount associated with the June 2002 restructuring.

         Hardware cost of revenues increased and also increased as a percentage of total hardware revenue to 85.7% in the six months ended June 30, 2003 from 75.5% in the six months ended June 30, 2002. This increase was attributable to the increase in hardware revenues.

         OPERATING EXPENSES. Operating expenses and certain operating expense comparisons for the six months ended June 30, 2003 and 2002 were as follows:

                                              SIX MONTHS       % OF        SIX MONTHS     % OF
                                                ENDED          TOTAL         ENDED        TOTAL             $             %
                                             JUNE 30, 2003    REVENUE    JUNE 30, 2002   REVENUE       DIFFERENCE     DIFFERENCE
                                             -------------    -------    -------------   -------       -----------    ----------
                                                                            (DOLLARS IN THOUSANDS)
Development............................       $    14,552        24.3%    $    15,183       21.3%      $      (631)       (4.2)%
Sales and marketing....................             7,582        12.7           7,058        9.9               524         7.4
General and administrative.............             7,270        12.2           9,538       13.3            (2,268)      (23.8)
Purchased in-process R&D...............                --          --           1,618        2.3            (1,618)     (100.0)
Restructuring costs....................             1,549         2.6           3,616        5.1            (2,067)      (57.2)
                                              -----------     -------     -----------    -------       -----------     -------
  Total................................       $    30,953        51.8%    $    37,013       51.9%      $    (6,060)      (16.4)%
                                              ===========     =======     ===========    =======       ===========     =======

         DEVELOPMENT. The decrease in development expenses for the six months ended June 30, 2003 was primarily due to cost savings associated with the June 2002 restructuring. These cost savings were partially offset by the addition to and supplementing of engineering personnel in order to support Lightbridge's product and services development plans. Development expenses as a percentage of total revenues increased for the six months ended June 30, 2003 as a result of lower revenue levels.

         SALES AND MARKETING. The increase for the six months ended June 30, 2003 was primarily due to the expansion of the Company's business development organization and costs associated with the Company's strategic partnerships and key initiatives. These costs were partially offset by the cost savings associated with the June 2002 restructuring.

         GENERAL AND ADMINISTRATIVE. The decrease in general and administrative costs for the six months ended June 30, 2003 was primarily due to a decrease in headcount associated with the June 2002 restructuring and the Company's efforts to limit spending.

         IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D"). In connection with the Altawave acquisition, the Company recorded a $1.6 million charge during the first quarter of 2002 for several IPR&D projects. The technology acquired from Altawave includes solutions that offer wireless carriers and enterprises a service platform for the development and management of data content and applications. The complexity of the technology lies in its comprehensive, secure and scalable characteristics. The research projects in process at the date of acquisition related to the development of the Lightbridge Mobile Data Manager ("MDM") suite of products consisting of MDM Server, MDM Administration, MDM Altalinks and MDM Provisioner, as well as the Consumer Group Applications ("CGA"). Development of the technology was started in 2000.

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

         Lightbridge completed the development of the MDM suite in the quarter ended September 30, 2002 and the CGA project in the quarter ended June 30, 2003 having spent approximately $150,000 and $300,000, respectively, on the projects after the acquisition.

         OTHER INCOME, NET. Other income, net consisted predominantly of interest income and decreased to $1.0 million in the six months ended June 30, 2003 from $1.2 million in the six months ended June 30, 2002. This decrease was primarily due to a decline in interest rates.

         BENEFIT FROM INCOME TAXES. Lightbridge's annual estimated effective tax rate was 20.0% (excluding the benefit from the recognition of prior years' tax credits) for the six months ended June 30, 2003 compared to 34.5% for the six months ended June 30, 2002. The income tax provision for the six months ended June 30, 2003 reflects a net benefit of $0.4 million which consists of an income tax benefit at an annual effective tax rate of 20.0%, as well as a $0.3 million tax benefit related to the recognition of prior year research and development tax credits.

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

         The following summarizes the changes to the June 2002 restructuring reserves for the six months ended June 30, 2003:

                                                         BALANCE AT                                          BALANCE AT
                                                      DECEMBER 31, 2002    REVERSED         UTILIZED       JUNE 30, 2003
                                                      -----------------   ----------       -----------     -------------
                                                                                (IN THOUSANDS)
Employee severance and termination benefits....          $      343       $     (158)      $       185       $       --
Facility closing and related costs.............                 992               --               327              665
                                                         ----------       ----------       -----------       ----------
                                                         $    1,335       $     (158)      $       512       $      665
                                                         ==========       ==========       ===========       ==========

         In March 2003, the Company announced it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a neighboring Lightbridge facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $0.1 million for workforce reductions. In the quarter ended June 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs.

         The following summarizes the changes to the Broomfield restructuring reserves for the six months ended June 30, 2003:

                                                         BALANCE AT                                          BALANCE AT
                                                      DECEMBER 31, 2002    ACCRUED           UTILIZED       JUNE 30, 2003
                                                      -----------------   ----------       -----------      -------------
                                                                                 (IN THOUSANDS)
Employee severance and termination benefits...           $       --       $       77       $        47       $       30
Facility closing and related costs............                   --              579                30              549
Capital equipment write-offs..................                   --              378               378               --
                                                         ----------       ----------       -----------       ----------
                                                         $       --       $    1,034       $       455       $      579
                                                         ==========       ==========       ===========       ==========

         In June 2003, the Company announced it would be closing its Irvine, California facility and transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees as follows: 16 in product and service delivery, 30 in development, 13 in sales and marketing and 11 in general and administrative. In the quarter ended June 30, 2003, the Company recorded a restructuring charge of approximately $0.7 million, consisting mainly of workforce reduction costs. The

Company also expects related and additional restructuring charges of approximately $3.6 million in the third quarter of 2003 and $0.2 million in the fourth quarter of 2003.

         The following summarizes the changes to the June 2003 restructuring reserves for the six months ended June 30, 2003:

                                                         BALANCE AT                                          BALANCE AT
                                                      DECEMBER 31, 2002    ACCRUED          UTILIZED        JUNE 30, 2003
                                                      -----------------   ----------       -----------      -------------
                                                                                 (IN THOUSANDS)
Employee severance and termination benefits...           $       --       $      659       $        48       $      611
Facility closing and related costs............                   --               14                 4               10
                                                         ----------       ----------       -----------       ----------
                                                         $       --       $      673       $        52       $      621
                                                         ==========       ==========       ===========       ==========

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, Lightbridge had cash and cash equivalents and short-term investments of $130.3 million. Lightbridge's working capital increased slightly to $137.8 million at June 30, 2003 from $136.5 million at December 31, 2002. The Company believes that its current cash balances will be sufficient to finance the Company's operations and capital expenditures for the next twelve months. Thereafter, the adequacy of the Company's cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on the Company's operations, cash requirements associated with acquisitions and investments, and the sustained profitability of the Company's operations.

         During the first half of 2003, the Company generated cash flows from operating activities of $1.8 million and used $23.3 million and $3.1 million in investing and financing activities, respectively.

         The Company's capital expenditures totaled $1.8 million for the six months ended June 30, 2003. The capital expenditures during this period were principally associated with the Company's service delivery infrastructure and computer equipment for software development activities. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2008.

         During the six months ended June 30, 2003, the Company used $3.4 million for the repurchase of common stock under its stock repurchase program.

         At June 30, 2003, the Company had an outstanding letter of credit in the amount of $1.0 million expiring in May 2004.

         The Company entered into a foreign exchange agreement effective April 2003 with a bank for the purchase of one currency in exchange for the sale of another currency. This agreement is secured by $3.0 million held by the bank. To date, there have been no transactions under this agreement.

INFLATION

         Although certain of Lightbridge's expenses increase with general inflation in the economy, inflation has not had a material impact on Lightbridge's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which required a liability be recognized at the commitment date to an exit plan. The Company adopted the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. All restructuring activities prior to December 31, 2002, including the June 2002 restructuring described in Note 5 to the financial statements included in this report, are accounted for under EITF No. 94-3. The March 2003 restructuring described in
Note 5 is accounted for under SFAS 146, the impact of which was that the Company recorded approximately $1.0 million for the facility reduction and capital equipment charge in the second quarter of 2003 rather than the first quarter of 2003 due to the cease-use date being in the second quarter. In addition, the June 2003 restructuring described in Note 5 is accounted for under SFAS 146, the impact of which is that the Company will record an additional estimated charge of $3.8 million for facility reductions and capital equipment charges in the third and fourth quarters of 2003 rather than the second quarter of 2003 due to the cease-use date being in the third quarter.

         In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS 123"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure requirements of SFAS 148 have been implemented in Note 2 to the financial statements included in this report.

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

         Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates. This change, had it occurred, would not have been significant to Lightbridge's financial position or results of operations during the quarter ended June 30, 2003.

         The Company is not subject to any material market risk associated with foreign currency exchange rates.

         For additional information about Lightbridge's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

         The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. The Company's Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance of reaching the Company's disclosure control objectives.

         There has not been any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred in the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On June 5, 2003, Lightbridge, Inc. held a Special Meeting in Lieu of Annual Meeting of Stockholders to vote upon the following proposals:

         1) To re-elect Pamela D.A. Reeve to serve as a Class I director for a three year term which expires in May 2006; and

         2) To re-elect Dorothy A. Terrell to serve as a Class I director for a three year term which expires in May 2006.

            The number of votes cast for and against, as well as the number of votes withheld or abstentions, on each proposal were as follows:

         PROPOSAL                    VOTES FOR         VOTES AGAINST     VOTES WITHHELD    ABSENTIONS
--------------------------           ----------        -------------     --------------    ----------
1)  For Pamela D.A. Reeve            21,935,028                  --           3,668,835        --
2)  For Dorothy A. Terrell           25,341,477                  --             262,386        --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

   NO.                                DESCRIPTION
---------      -----------------------------------------------------------------

  31.1         Certification of Pamela D.A. Reeve dated August 14, 2003

  31.2         Certification of Harlan Plumley dated August 14, 2003

  32.1         Certification of Pamela D.A. Reeve and Harlan Plumley dated
               August 14, 2003 (furnished but not filed with the Securities and Exchange Commission)

  99.1         Information set forth under the heading "ITEM 7. Management's
               Discussion and Analysis of Financial Condition and Results of
               Operations - Risk Factors" in the Annual Report on Form 10-K of the Company for the year ended December 31, 2002 is incorporated herein by reference

(b) REPORTS ON FORM 8-K

         On April 29, 2003, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, that the Company had amended its Stock Repurchase Program and that Dorothy Terrell had joined the Board of Directors of Lightbridge, Inc. In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, copies of the Press Releases regarding the Company's first quarter 2003 financial results and the appointment of Dorothy Terrell. The Company also reported under Item 9, Regulation FD Disclosure provided under Item 12, its results of operations for the quarter ended March 31, 2003.

         On June 19, 2003, the Company filed a Current Report on Form 8-K to report under Item 5, Other Events, plans to reorganize its business including the closing of its Irvine, California facility, the transfer of certain employment positions to its Broomfield, Colorado facility, a headcount reduction of an estimated 70 positions, and future headcount additions in strategic business areas. The Company also announced the departure of Christine Cournoyer, President and Chief Operating Officer, in July 2003. In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the Press Release regarding the reorganization plan.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LIGHTBRIDGE, INC.

Date: August 14, 2003                By: /s/ Harlan Plumley
                                     ----------------------------------
                                     Harlan Plumley
                                     Vice President, Finance and Administration,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Chief Accounting
                                     Officer)