Form 10-Q
period 2003-09-30
LIGHTBRIDGE INC
filed 2003-11-14
CIK 1017172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         As of October 31, 2003, there were 27,004,486 shares of the registrant's common stock, $.01 par value, outstanding.

                                LIGHTBRIDGE, INC.

     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                          TABLE OF CONTENTS

                                                                                                 Page
                                   PART I. FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
         Balance Sheets as of September 30, 2003 and December 31, 2002......................       3
         Income Statements for the quarters ended September 30, 2003 and 2002...............       4
         Income Statements for the nine months ended September 30, 2003 and 2002............       5
         Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.....       6
         Notes to Unaudited Condensed Consolidated Financial Statements.....................       7
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS......................................................................      11
Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES...............................      20
Item 4.  CONTROLS AND PROCEDURES............................................................      21
                                     PART II. OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................      22
             SIGNATURES.....................................................................      22

                          PART I. FINANCIAL INFORMATION

         ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                SEPTEMBER 30,  DECEMBER 31,
                                                    2003           2002
                                                -------------  ------------

                                 ASSETS
Current assets:
  Cash and cash equivalents ......................  $ 72,401   $ 90,664
  Short-term investments .........................    58,737     42,806
  Accounts receivable, net .......................    18,774     17,679
  Deferred tax assets ............................     3,012      3,012
  Other current assets ...........................     3,444      3,112
                                                    --------   --------
      Total current assets .......................   156,368    157,273
Property and equipment, net ......................    10,226     16,183
Deferred tax assets ..............................     3,713      3,713
Other assets, net ................................       221        709
Goodwill .........................................     1,664      1,664
Intangible assets, net ...........................       931      1,130
                                                    --------   --------
      Total assets ...............................  $173,123   $180,672
                                                    ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities .......  $ 11,375   $ 15,145
  Deferred revenues ..............................     4,003      4,292
  Reserve for restructuring ......................     3,260      1,335
                                                    --------   --------
      Total current liabilities ..................    18,638     20,772
  Long-term liabilities ..........................        41        259
                                                    --------   --------
      Total liabilities ..........................    18,679     21,031
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; no shares issued or
    outstanding at September 30, 2003 and
    December 31, 2002 ............................       --         --
  Common stock, $.01 par value; 60,000,000 shares
    authorized; 29,646,904 and 29,400,762 shares
    issued and 26,987,661 and 27,282,224 shares
    outstanding at September 30, 2003 and
    December 31, 2002, respectively ..............       298        296
  Additional paid-in capital .....................   166,407    165,241
  Warrants .......................................       206        206
  Retained earnings ..............................     3,188      5,521
  Less: treasury stock, at cost ..................   (15,655)   (11,623)
                                                    --------   --------
      Total stockholders' equity .................   154,444    159,641
                                                    --------   --------
         Total liabilities and stockholders'
          equity .................................  $173,123   $180,672
                                                    ========   ========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  QUARTER ENDED
                                                  SEPTEMBER 30,
                                               --------------------
                                                 2003        2002
                                               --------    --------
Revenues:
   Transaction .............................   $ 20,029    $ 21,117
   Software licensing ......................      1,413       1,769
   Consulting and services .................      7,922       8,048
   Hardware ................................        202         620
                                               --------    --------
      Total revenues .......................     29,566      31,554
                                               --------    --------
Cost of revenues:
   Transaction .............................     11,398      11,760
   Software licensing ......................        349         315
   Consulting and services .................      3,544       2,898
   Hardware ................................        123         485
                                               --------    --------
      Total cost of revenues ...............     15,414      15,458
                                               --------    --------
Gross profit:
   Transaction .............................      8,631       9,357
   Software licensing ......................      1,064       1,454
   Consulting and services .................      4,378       5,150
   Hardware ................................         79         135
                                               --------    --------
      Total gross profit ...................     14,152      16,096
                                               --------    --------
Operating expenses:
   Development costs .......................      6,878       7,095
   Sales and marketing .....................      3,339       3,103
   General and administrative ..............      3,240       4,083
   Restructuring costs .....................      3,438          --
                                               --------    --------
      Total operating expenses .............     16,895      14,281
                                               --------    --------
Income (loss) from operations ..............     (2,743)      1,815
Other income, net ..........................        377         607
                                               --------    --------
Income (loss) before income taxes ..........     (2,366)      2,422
Provision for (benefit from) income taxes ..       (473)        681
                                               --------    --------
Net income (loss) ..........................   $ (1,893)   $  1,741
                                               ========    ========
Basic earnings (loss) per common share .....   $  (0.07)   $   0.06
                                               ========    ========
Diluted earnings (loss) per common share ...   $  (0.07)   $   0.06
                                               ========    ========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       ----------------------
                                                         2003         2002
                                                       ---------    ---------
Revenues:
   Transaction .....................................   $  58,880    $  66,981
   Software licensing ..............................       7,474        8,555
   Consulting and services .........................      20,900       25,303
   Hardware ........................................       2,034        2,002
                                                       ---------    ---------
      Total revenues ...............................      89,288      102,841
                                                       ---------    ---------
Cost of revenues:
   Transaction .....................................      33,475       38,105
   Software licensing ..............................       1,136        1,042
   Consulting and services .........................       9,288       10,848
   Hardware ........................................       1,693        1,528
                                                       ---------    ---------
      Total cost of revenues .......................      45,592       51,523
                                                       ---------    ---------
Gross profit:
   Transaction .....................................      25,405       28,876
   Software licensing ..............................       6,338        7,513
   Consulting and services .........................      11,612       14,455
   Hardware ........................................         341          474
                                                       ---------    ---------
      Total gross profit ...........................      43,696       51,318
                                                       ---------    ---------
Operating expenses:
   Development costs ...............................      21,430       22,278
   Sales and marketing .............................      10,921       10,161
   General and administrative ......................      10,510       13,621
   Purchased in-process research and development ...          --        1,618
   Restructuring costs .............................       4,987        3,616
                                                       ---------    ---------
      Total operating expenses .....................      47,848       51,294
                                                       ---------    ---------
Income (loss) from operations ......................      (4,152)          24
Other income, net ..................................       1,382        1,823
Equity in loss of partnership investment ...........        (471)          --
                                                       ---------    ---------
Profit (loss) before benefit from income taxes .....      (3,241)       1,847
Benefit from income taxes ..........................        (908)        (607)
                                                       ---------    ---------
Net income (loss) ..................................   $  (2,333)   $   2,454
                                                       =========    =========
Basic earnings (loss) per common share .............   $   (0.09)   $    0.09
                                                       =========    =========
Diluted earnings (loss) per common share ...........   $   (0.09)   $    0.09
                                                       =========    =========

      See notes to unaudited condensed consolidated financial statements.

                       LIGHTBRIDGE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ----------------------
                                                                    2003         2002
                                                                  ---------    ---------
Cash flows from operating activities:
Net income (loss) .............................................   $  (2,333)   $   2,454
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Purchased in-process research and development ..............          --        1,618
   Depreciation and amortization ..............................       8,163       11,990
   Deferred income taxes ......................................          --       (1,898)
   Loss on disposal of property and equipment .................         876          735
Changes in assets and liabilities:
   Accounts receivable ........................................      (1,095)       3,191
   Inventories ................................................          --          263
   Other assets ...............................................         156          281
   Accounts payable and accrued liabilities ...................      (1,845)      (4,591)
   Deferred revenues ..........................................        (289)      (1,676)
   Other liabilities ..........................................        (218)        (191)
                                                                  ---------    ---------
Net cash provided by operating activities .....................       3,415       12,176
                                                                  ---------    ---------
Cash flows from investing activities:
   Purchases of property and equipment ........................      (2,883)      (3,854)
   Purchase of short-term investments .........................    (153,321)     (71,255)
   Proceeds from sales and maturities of short-term investments     137,390       52,980
   Acquisition of Altawave ....................................          --       (4,949)
                                                                  ---------    ---------
Net cash used in investing activities .........................     (18,814)     (27,078)
                                                                  ---------    ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock .....................       1,168        2,685
   Repurchase of common stock .................................      (4,032)      (6,984)
                                                                  ---------    ---------
Net cash used in financing activities .........................      (2,864)      (4,299)
                                                                  ---------    ---------
Net decrease in cash and cash equivalents .....................     (18,263)     (19,201)
Cash and cash equivalents, beginning of period ................      90,664      107,499
                                                                  ---------    ---------
Cash and cash equivalents, end of period ......................   $  72,401    $  88,298
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

2.       STOCK-BASED COMPENSATION

         The Company applies the intrinsic value based method of accounting for stock options granted to employees and members of the Board of Directors. The Company accounts for stock options to other individuals using the fair value method.

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

         Had the Company used the fair value method to measure compensation expense associated with grants of stock options to employees and directors, reported net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                                         QUARTER ENDED              NINE MONTHS ENDED
                                                                            SEP. 30,                     SEP. 30,
                                                                    -----------------------      -----------------------
                                                                      2003           2002          2003           2002
                                                                    --------       --------      --------       --------
                                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported ...................................   $ (1,893)      $  1,741      $ (2,333)      $  2,454
Stock based compensation recorded in income .....................         --             --            --             --
Stock based compensation measured using the fair value method ...      1,358            503         2,745          1,381
                                                                    --------       --------      --------       --------
Net income (loss) pro forma .....................................   $ (3,251)      $  1,238      $ (5,078)      $  1,073
                                                                    ========       ========      ========       ========
Basic earnings (loss) per share pro forma .......................   $  (0.12)      $   0.04      $  (0.19)      $   0.04
                                                                    ========       ========      ========       ========
Diluted earnings (loss) per share pro forma .....................   $  (0.12)      $   0.04      $  (0.19)      $   0.04
                                                                    ========       ========      ========       ========

         The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model for the quarters and nine months ended September 30, 2003 and 2002 are as follows:

                                                            2003          2002
                                                         -----------   -----------
Risk-free interest rate ..............................    2.9% - 4.7%   3.9% - 4.9%
Expected life of options grants ......................   1 - 5 years   1 - 5 years
Expected volatility of underlying stock ..............            90%           96%
Expected dividend payment rate, as a percentage of the
     stock price on the date of grant ................            --            --

         The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees and directors are not tradable and have contractual lives of up to ten years.

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

         In the quarter ended September 30, 2003, four clients accounted for 30%, 23%, 13% and 10% of the Company's total revenues. In the quarter ended September 30, 2002, four clients accounted for 33%, 22%, 13% and 11% of the Company's total revenues. In the nine months ended September 30, 2003, four clients accounted for 27%, 21%, 14% and 12% of the Company's total revenues. In the nine months ended September 30, 2002, four clients accounted for 30%, 20%, 15% and 10% of the Company's total revenues. A loss of one or more of these major clients, a bankruptcy or period of financial difficulty of one or more of these clients, a decrease in orders by one or more of these clients or a change in the combination of products and services obtained from the Company by one or more of these clients would aversely affect Lightbridge's revenues, margins and net income.

4.       EARNINGS PER SHARE (EPS)

         Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

         A reconciliation of the shares used to compute basic EPS to those used for diluted EPS is as follows:

                                               QUARTER ENDED SEP. 30,   NINE MONTHS ENDED SEP. 30,
                                               ----------------------   --------------------------
                                                   2003      2002             2003        2002
                                                  ------    ------           ------     ------
                                                                (IN THOUSANDS)
Shares for basic computation                      26,912    27,982           27,046     28,194
Options and warrants (treasury stock method)         ---       296              ---        453
                                                  ------    ------           ------     ------
Shares for diluted computation                    26,912    28,278           27,046     28,647
                                                  ======    ======           ======     ======

         Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for all periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 1,873,722 and 3,235,996 for the quarters ended September 30, 2003 and 2002, and 2,242,568 and 2,712,412 for the nine months ended September 30, 2003 and 2002, respectively.

         In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computation in the quarter ended September 30, 2003 and the nine months ended September 30, 2003, as they are anti-dilutive due to the net loss recorded by the Company in those periods. Had such shares been included, the number of shares for the diluted computation for the quarter ended September 30, 2003 and the nine months ended September 30, 2003 would have increased by approximately 373,730 and 539,145 shares, respectively.

5.       RESTRUCTURING RESERVES

         In June 2002, the Company announced it would be reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002. The Company recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million for workforce reductions, $1.3 million for facilities reductions including lease obligations, utilities and security costs on unused space and $0.7 million for capital equipment write-offs associated with these measures. The restructuring plan resulted in the termination of 65 personnel as follows: 25 in product and service delivery, 22 in development, 11 in sales and marketing and seven in general and administrative. The capital equipment write-offs and the majority of severance costs related to this restructuring were incurred in 2002. In the quarter ended September 30, 2003, the Company reduced its estimate of sublease income from unused space and consequently recorded a restructuring charge of approximately $0.2 million. The Company anticipates that the majority of the remaining costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2004.

         The following summarizes the changes to the June 2002 restructuring reserves for the nine months ended September 30, 2003:

                                                  BALANCE AT     (REVERSED)                    BALANCE AT
                                                 DEC. 31, 2002     ACCRUED       UTILIZED     SEP. 30, 2003
                                                 -------------   -----------    -----------   -------------
                                                                       (IN THOUSANDS)
Employee severance and termination benefits ...  $         343   $      (158)   $       185   $          --
Facility closing and related costs ............            992           199            485             706
                                                 -------------   -----------    -----------   -------------
                                                 $       1,335   $        41    $       670   $         706
                                                 =============   ===========    ===========   =============

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

         The following summarizes the changes to the March 2003 restructuring reserves for the nine months ended September 30, 2003:

                                                    BALANCE AT                                      BALANCE AT
                                                   DEC. 31, 2002      ACCRUED        UTILIZED      SEP. 30, 2003
                                                   -------------   -------------   -------------   -------------
                                                                          (IN THOUSANDS)
Employee severance and termination benefits ....   $          --   $          77   $          77   $          --
Facility closing and related costs .............              --             545              87             458
Capital equipment write-offs ...................              --             378             378              --
                                                   -------------   -------------   -------------   -------------
                                                   $          --   $       1,000   $         542   $         458
                                                   =============   =============   =============   =============

         In June 2003, the Company announced it would be closing its Irvine, California facility and transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees as follows: 16 in product and service delivery, 30 in development, 13 in sales and marketing and 11 in general and administrative. In the quarter ended June 30, 2003, the Company recorded a restructuring charge of approximately $0.7 million, consisting mainly of workforce reduction costs. In the quarter ended September 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $3.3 million, consisting of $1.1 million for workforce reductions, $1.7 million in future lease obligations for unused facilities and $0.5 million for capital equipment write-offs. The Company expects to record an additional restructuring charge of approximately $0.1 million related to future lease obligations in the quarter ended December 31, 2003.

         The following summarizes the changes to the June 2003 restructuring reserves for the nine months ended September 30, 2003:

                                                      BALANCE AT                                      BALANCE AT
                                                     DEC. 31, 2002      ACCRUED        UTILIZED      SEP. 30, 2003
                                                     -------------   -------------   -------------   -------------
                                                                          (IN THOUSANDS)

Employee severance and termination benefits ......   $          --   $       1,740   $       1,201   $         539
Facility closing and related costs ...............              --           1,709             152           1,557
Capital equipment write-offs .....................              --             497             497              --
                                                     -------------   -------------   -------------   -------------
                                                     $          --   $       3,946   $       1,850   $       2,096
                                                     =============   =============   =============   =============

6.       BENEFIT FROM INCOME TAXES

         The income tax provision for the nine months ended September 30, 2003 reflects a net benefit of $0.9 million which consists of an income tax benefit at an annual effective tax rate of 20.0%, as well as a $0.3 million tax benefit related to the recognition of prior year research and development tax credits. The 20.0% rate differs from the statutory rate of 34.0% due to a decrease in estimated pre-tax profit.

         The income tax provision for the nine months ended September 30, 2002 reflects a net benefit of $0.6 million which consists of an income tax provision at an annual effective tax rate of 30%, and a $1.0 million tax benefit related to the reduction of the valuation allowance on acquired net operating loss carryforwards, as it was determined that it was more likely than not that such net operating losses would be utilized.

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

8.       COMMITMENTS AND CONTINGENCIES

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

         In the ordinary course of its business, the Company has certain indemnification provisions in its agreements with clients. The Company generally undertakes to defend and indemnify the indemnified party for damages and expenses or settlement amounts arising from certain patent, copyright or other intellectual property infringement claims by any third party with respect to the Company's products. Some agreements provide for indemnification for claims relating to property damage or personal injury resulting from the performance of services or provision of products by the Company, breaches of contract by the Company or the failure by the Company to comply with applicable laws in the performance of services or provision of products by the Company to its clients. Historically, the Company's costs to defend lawsuits, or settle or pay claims relating to such indemnification provisions have not been material. Accordingly, the estimated fair value of these indemnification provisions is not material.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         The March 2003 restructuring described in Note 5 is accounted for under SFAS 146, the impact of which was that the Company recorded approximately $1.0 million for the facility reduction and capital equipment charge in the second quarter of 2003 rather than the first quarter of 2003 due to the cease-use date being in the second quarter. In addition, the June 2003 restructuring described in Note 5 is accounted for under SFAS 146, the impact of which was that the Company recorded approximately $2.2 million for facility reductions and capital equipment charges in the third quarter of 2003 rather than the second quarter of 2003 due to the cease-use date being in the third quarter.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS" IN THE ANNUAL REPORT ON FORM 10-K OF LIGHTBRIDGE FOR THE YEAR ENDED DECEMBER 31, 2002, THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. LIGHTBRIDGE ANTICIPATES THAT ITS BUSINESS WILL BE IMPACTED BY CURRENT AND FUTURE ECONOMIC CONDITIONS AFFECTING THE COMMUNICATIONS INDUSTRY AND OTHER FACTORS INCLUDING, WITHOUT LIMITATION, DECREASES OR DELAYS IN CAPITAL SPENDING BY COMMUNICATIONS PROVIDERS, INCREASING DEPENDENCE ON A LIMITED NUMBER OF CLIENTS, THE COMPANY'S REVENUE CONCENTRATION IN THE WIRELESS TELECOMMUNICATIONS BUSINESS AND THE DECLINING SUBSCRIBER GROWTH RATE IN THAT BUSINESS, CONSOLIDATION AND INCREASING PRESSURE TO CONTROL COSTS IN THAT BUSINESS, CONTINUING RAPID CHANGE IN THE TELECOMMUNICATIONS INDUSTRY AND OTHER MARKETS IN WHICH THE COMPANY DOES BUSINESS THAT MAY AFFECT BOTH THE COMPANY AND ITS CLIENTS INCLUDING THE ADVENT OF WIRELESS NUMBER PORTABILITY IN NOVEMBER 2003, THE IMPACT OF COMPETITIVE PRODUCTS, SERVICES AND PRICING ON THE COMPANY AND ITS CLIENTS, THE ADVERSE IMPACT THAT THE FINANCIAL AND OPERATING DIFFICULTIES OF THE COMPANY'S CLIENTS MAY HAVE ON THE COMPANY'S FUTURE REVENUES AND FINANCIAL AND OPERATING RESULTS, THE POSSIBLE NEGATIVE IMPACT THAT CHANGES IN THE COMBINATION OF SERVICES ACQUIRED BY THE COMPANY'S CLIENTS MAY HAVE ON ITS BUSINESS, THE FAILURE TO PROPERLY IMPLEMENT REGULATORY REQUIREMENTS APPLICABLE TO THE COMPANY'S AND ITS CLIENTS' BUSINESSES, THE POSSIBLE NEGATIVE IMPACT ON THE COMPANY'S BUSINESS DUE TO ERRORS IN ITS SOFTWARE OR LACK OF SUCCESS IN IMPROVING ITS SOFTWARE DESIGN AND DEVELOPMENT PROCESS, THE POSSIBLE NEGATIVE IMPACT ON THE COMPANY'S FINANCIAL RESULTS IF ITS TAX BENEFITS DO NOT BECOME FULLY RECOVERABLE, GLOBAL ECONOMIC RECESSION, ECONOMIC AND POLITICAL INSTABILITY IN THE DOMESTIC AND INTERNATIONAL MARKETS INCLUDING, WITHOUT LIMITATION, THE IMPACT OF TERRORIST THREATS AND HOSTILITIES AND THE DECLARATION OF WAR OR SIMILAR ACTIONS, POSSIBLE DIFFICULTIES ASSOCIATED WITH PAST OR FUTURE ACQUISITIONS INCLUDING CORSAIR AND ALTAWAVE, THE NEED TO DEVELOP AND WIN MARKET ACCEPTANCE OF NEW PRODUCTS, SERVICES AND TECHNOLOGIES AND TO ENHANCE AND MAINTAIN DEMAND FOR THE COMPANY'S EXISTING PRODUCTS, SERVICES AND TECHNOLOGIES, LIGHTBRIDGE'S ABILITY TO EXECUTE ON, AND THE IMPACT ON THE COMPANY'S BUSINESS AND OPERATIONS OF, ITS OBJECTIVES, PLANS OR STRATEGIES, INCLUDING, WITHOUT LIMITATION, ITS PLANS TO ENTER THE ONLINE TRANSACTION, WIRELESS DATA AND OTHER MARKETS, AND THE IMPACT OF RESTRUCTURING AND OTHER CHARGES ON LIGHTBRIDGE'S BUSINESS AND OPERATIONS. LIGHTBRIDGE UNDERTAKES NO OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS IT MAKES.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Lightbridge has identified and discussed certain critical accounting policies and estimates in its Annual Report on Form 10-K for the year ended December 31, 2002. The Company did not modify its critical accounting policies during the quarter ended September 30, 2003. Those policies and estimates have been applied in the preparation of the Company's financial statements included in this Quarterly Report on Form 10-Q. In applying its critical accounting policies, the Company reduced the annual estimated effective tax rate to 20% in the quarter ended March 31, 2003 and has applied that rate consistently throughout the nine months ended September 30, 2003.

OVERVIEW

         Lightbridge develops, markets and supports a suite of products and services for communications providers that supports the customer lifecycle including customer qualification and acquisition, risk management, prepaid billing, mobile data management and authentication services. Lightbridge derives the majority of its revenues from clients located in the United States.

         On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. ("Altawave") in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals. The technology acquired from Altawave includes solutions that offer wireless carriers a service platform for the development and management of data content and applications. The condensed consolidated financial statements for the nine months ended September 30, 2002 include the operations related to Altawave from the date of acquisition.

         Lightbridge's transaction revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers. Over time, the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers' existing accounts, interfacing with carrier and third-party systems and providing call center services. The Company also offers transaction services to pre-screen and authenticate the identity of users engaged in mobile and online transactions. Transaction services are provided pursuant to contracts with carriers and others, which specify the services to be utilized and the markets to be served. The Company's clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume of transactions, the number and type of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers and others utilizing the Company's services in attracting subscribers and customers, and the markets served by the Company's clients. Transaction revenues are recognized in the period in which the services are performed.

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

         In the quarter ended September 30 2003, four clients accounted for 30%, 23%, 13% and 10% of the Company's total revenues. In the quarter ended September 30, 2002, four clients accounted for 33%, 22%, 13% and 11% of the Company's total revenues. In the nine months ended September 30, 2003, four clients accounted for 27%, 21%, 14% and 12% of the Company's total revenues. In the nine months ended September 30, 2002, four clients accounted for 30%, 20%, 15% and 10% of the Company's total revenues. A loss of one or more of these major clients, a bankruptcy or period of financial difficulty of one or more of these clients, a decrease in orders by one or more of these clients or a change in the combination of products and services obtained from the Company by one or more of these clients would adversely affect Lightbridge's revenues, margins and net income.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                          QUARTER ENDED          NINE MONTHS ENDED
                                                             SEP. 30,                 SEP. 30,
                                                      ---------------------    ---------------------
                                                        2003         2002        2003         2002
                                                      --------     --------    --------     --------
Revenues:
  Transaction .....................................       67.7%        66.9%       65.9%        65.1%
  Software licensing ..............................        4.8          5.6         8.4          8.3
  Consulting and services .........................       26.8         25.5        23.4         24.6
  Hardware ........................................        0.7          2.0         2.3          2.0
                                                      --------     --------    --------     --------
     Total revenues ...............................      100.0        100.0       100.0        100.0
                                                      --------     --------    --------     --------
Cost of revenues:
  Transaction .....................................       38.6         37.3        37.5         37.1
  Software licensing ..............................        1.2          1.0         1.3          1.0
  Consulting and services .........................       12.0          9.2        10.4         10.5
  Hardware ........................................        0.4          1.5         1.9          1.5
                                                      --------     --------    --------     --------
     Total cost of revenues .......................       52.2         49.0        51.1         50.1
                                                      --------     --------    --------     --------
Gross profit:
  Transaction .....................................       29.1         29.6        28.4         28.0
  Software licensing ..............................        3.6          4.6         7.1          7.3
  Consulting and services .........................       14.8         16.3        13.0         14.1
  Hardware ........................................        0.3          0.5         0.4          0.5
                                                      --------     --------    --------     --------
     Total gross profit ...........................       47.8         51.0        48.9         49.9
                                                      --------     --------    --------     --------
Operating expenses:
  Development costs ...............................       23.3         22.5        24.0         21.7
  Sales and marketing .............................       11.3          9.8        12.2          9.9
  General and administrative ......................       11.0         12.9        11.8         13.2
  Purchased in-process research and development ...         --           --          --          1.6
  Restructuring costs .............................       11.6           --         5.6          3.5
                                                      --------     --------    --------     --------
     Total operating expenses .....................       57.2         45.2        53.6         49.9
                                                      --------     --------    --------     --------
Income (loss) from operations .....................       (9.4)         5.8        (4.7)          --
Other income, net .................................        1.3          1.9         1.5          1.8
Equity in loss of partnership investment ..........         --           --        (0.5)          --
                                                      --------     --------    --------     --------
Income (loss) before income taxes .................       (8.1)         7.7        (3.7)         1.8
Provision for  (benefit from) income taxes ........       (1.6)         2.2        (1.0)        (0.6)
                                                      --------     --------    --------     --------
Net income (loss) .................................       (6.5)%        5.5%       (2.7)%        2.4%
                                                      ========     ========    ========     ========

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2002.

         REVENUES. Revenues and certain revenue comparisons for the quarters ended September 30, 2003 and 2002 were as follows:

                                  QUARTER          % OF            QUARTER          % OF
                                   ENDED           TOTAL            ENDED           TOTAL              $                %
         REVENUES              SEP. 30, 2003      REVENUE       SEP. 30, 2002      REVENUE        DIFFERENCE       DIFFERENCE
----------------------------   -------------   -------------    -------------   -------------    -------------    -------------
                                                                   (DOLLARS IN THOUSANDS)
Transaction ................   $      20,029            67.7%   $      21,117            66.9%   $      (1,088)            (5.2)%
Software licensing .........           1,413             4.8            1,769             5.6             (356)           (20.0)
Consulting and services ....           7,922            26.8            8,048            25.5             (126)            (1.6)
Hardware ...................             202             0.7              620             2.0             (418)           (67.4)
                               -------------   -------------    -------------   -------------    -------------    -------------
  Total ....................   $      29,566           100.0%   $      31,554           100.0%   $      (1,988)            (6.3)%
                               =============   =============    =============   =============    =============    =============

         The decrease in transaction revenues of $1.1 million was due to slower subscriber growth experienced by the Company's clients, resulting in a reduction in transaction volume, and to clients selecting fewer transaction products and services. The Company's transaction revenues also declined as a result of reduced call volume and a change in the mix of services provided by Lightbridge's TeleServices call centers.

         The Company's transaction revenues continue to reflect in large part the industry's rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). Lightbridge believes, based in part on reports of wireless telecommunication industry analysts, that the rate of subscriber growth will continue to slow in the current year and in upcoming years, and following the advent of wireless number portability in November 2003, that the rate of subscriber churn will likely increase. If churn increases and subscriber applications for wireless carriers served by Lightbridge increase, the Company expects that the volume of transactions will increase which may, subject to competitive pricing pressures, result in increases in transaction revenues. The Company anticipates that wireless number portability will have a limited impact on its transaction revenues for the remainder of 2003. Lightbridge also believes it may experience changes in the combination of services acquired by clients and competitive pricing pressures that could continue to negatively affect transaction revenues in 2003 and 2004.

         The decrease in software licensing revenues of $0.4 million was primarily due to fewer software contracts recorded in the third quarter of 2003. The Company expects lower capital spending by carriers to continue to affect the sales of Lightbridge software products in future periods. The Company expects the slowdown and decline in the telecommunications industry will continue for the remainder of 2003 and into 2004.

         The decrease in consulting and services revenues of $0.1 million for the quarter ended September 30, 2003 was principally due to the slight decline in consulting projects from the quarter ended September 2002.

         There was a decrease in hardware revenues of $0.4 million for the quarter ended September 30, 2003. The Company does not expect hardware revenues to be a significant component of revenue in 2003 or thereafter.

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

         Cost of revenues and certain cost of revenues comparisons for the quarters ended September 30, 2003 and 2002 were as follows:

                                  QUARTER          % OF            QUARTER          % OF
                                   ENDED           TOTAL            ENDED           TOTAL              $                %
      COST OF REVENUES         SEP. 30, 2003      REVENUE       SEP. 30, 2002      REVENUE        DIFFERENCE       DIFFERENCE
----------------------------   -------------   -------------    -------------   -------------    -------------    -------------
                                                                   (DOLLARS IN THOUSANDS)
Transaction ................   $      11,398            38.6%   $      11,760            37.3%   $        (362)            (3.1)%
Software licensing .........             349             1.2              315             1.0               34             10.8
Consulting and services ....           3,544            12.0            2,898             9.2              646             22.3
Hardware ...................             123             0.4              485             1.5             (362)           (74.6)
                               -------------   -------------    -------------   -------------    -------------    -------------
  Total ....................   $      15,414            52.2%   $      15,458            49.0%   $         (44)            (0.3)%
                               =============   =============    =============   =============    =============    =============

         Transaction cost of revenues decreased $0.4 million in the quarter ended September 30, 2003 from the quarter ended September 30, 2002, and increased as a percentage of total transaction revenues to 56.9% from 55.7% due to lower revenues. The decrease in transaction cost of revenues was principally due to lower transaction revenues as a result of a lower volume of subscriber applications processed through Lightbridge's TeleServices call centers and by a shift in the mix of services and products provided to clients. The decrease in costs was also attributable to the Company's staff reductions as a result of the closing of the Waltham, Massachusetts call center in September 2002 and cost savings associated with the March 2003 restructuring. Lightbridge believes that changes in the mix of services provided to clients will affect transaction cost of revenues in the remainder of 2003 and into 2004.

         Software licensing cost of revenues increased in the quarter ended September 30, 2003 from the quarter ended September 30, 2002, and also increased as a percentage of total software licensing revenues to 24.7% from 17.8%. These increases were primarily attributable to the type of software products licensed during the quarter ended September 30, 2003.

         Consulting and services cost of revenues increased in the quarter ended September 30, 2003, and also increased as a percentage of total consulting and services revenues to 44.7% from 36.0% in the quarter ended September 30, 2002. The increase in consulting and services cost of revenue was attributable to the mix of consulting projects in the periods.

         Hardware cost of revenues decreased in the quarter ended September 30, 2003 due to an decrease in hardware revenues. Hardware cost of revenues also decreased as a percentage of total hardware revenue to 60.9% from 78.2% in the quarter ended September 30, 2002.

         The Company expects that fluctuations in gross profit may occur primarily because of a change in the mix of revenue generated from the Company's four revenue components, particularly revenues from software licensing.

         OPERATING EXPENSES. Operating expenses and certain operating expense comparisons for the quarters ended September 30, 2003 and 2002 were as follows:

                                    QUARTER          % OF            QUARTER          % OF
                                     ENDED           TOTAL            ENDED           TOTAL              $                %
                                 SEP. 30, 2003      REVENUE       SEP. 30, 2002      REVENUE        DIFFERENCE       DIFFERENCE
                                 -------------   -------------    -------------   -------------    -------------    -------------
                                                                     (DOLLARS IN THOUSANDS)

Development ..................   $       6,878            23.3%   $       7,095            22.5%   $        (217)            (3.1)%
Sales and marketing ..........           3,339            11.3            3,103             9.8              236              7.6
General and administrative ...           3,240            11.0            4,083            12.9             (843)           (20.6)
Restructuring costs ..........           3,438            11.6               --              --            3,438            100.0%
                                 -------------   -------------    -------------   -------------    -------------    -------------
  Total ......................   $      16,895            57.2%   $      14,281            45.2%   $       2,614             18.3%
                                 =============   =============    =============   =============    =============    =============

         DEVELOPMENT. Development expenses include software development costs and consist primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. Development expenses decreased slightly for the quarter ended September 30, 2003 due to a reduction in headcount associated with the Company's June 2003 restructuring. The Company expects to continue to incur significant development expenses in the remainder of 2003 and may increase expenses for the further development of its existing products and services and development of new products and services.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of sales, business development and marketing personnel, as well as costs associated with advertising, trade shows and conferences. The increase in sales and marketing expenses for the quarter ended September 30, 2003 was primarily due to the expansion of the Company's business development organization and costs associated with the Company's strategic partnerships and key initiatives. These costs were partially offset by the cost savings associated with the June 2003 restructuring.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for outside professional services. The decrease in general and administrative costs for the quarter ended September 30, 2003 was primarily due to a decrease in headcount associated with the June 2003 restructurings and the Company's efforts to limit spending. The Company may experience an increase in general and administrative expenses during the remainder of 2003 due to increased regulatory compliance requirements associated with operating as a public company and consumer credit and privacy regulations.

         OTHER INCOME, NET. Other income, net consisted predominantly of interest income and decreased to $0.4 million in the quarter ended September 30, 2003 from $0.6 million in the quarter ended September 30, 2002. This decrease was primarily due to a decline in interest rates.

         BENEFIT FROM INCOME TAXES. Lightbridge's annual estimated effective tax rate was 20.0% for the quarter ended September 30, 2003 compared to 28.0% for the quarter ended September 30, 2002. The Company anticipates that the tax benefit recorded in 2003 will be fully recoverable through future taxable income and or carry back ability.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002.

         REVENUES. Revenues and certain revenue comparisons for the nine months ended September 30, 2003 and 2002 were as follows:

                                NINE MONTHS        % OF          NINE MONTHS        % OF
                                   ENDED           TOTAL            ENDED           TOTAL             $                %
          REVENUES             SEP. 30, 2003      REVENUE       SEP. 30, 2002      REVENUE        DIFFERENCE       DIFFERENCE
----------------------------   -------------   -------------    -------------   -------------    -------------    -------------
                                                                  (DOLLARS IN THOUSANDS)
Transaction ................   $      58,880            65.9%   $      66,981            65.1%   $      (8,101)           (12.1)%
Software licensing .........           7,474             8.4            8,555             8.3           (1,081)           (12.6)
Consulting and services ....          20,900            23.4           25,303            24.6           (4,403)           (17.4)
Hardware ...................           2,034             2.3            2,002             2.0               32              1.6
                               -------------   -------------    -------------   -------------    -------------    -------------
  Total ....................   $      89,288           100.0%   $     102,841           100.0%   $     (13,553)           (13.2)%
                               =============   =============    =============   =============    =============    =============

         The decrease in transaction revenues of $8.1 million was due to slower subscriber growth experienced by the Company's clients, resulting in a reduction in transaction volume, and to clients selecting fewer transaction products and services. The Company's transaction revenues also declined as a result of reduced call volume and a change in the mix of services provided by Lightbridge's TeleServices call centers.

         The decrease in software licensing revenues of $1.1 million was due to the continued capital spending slowdown in the telecommunications industry. Lower capital spending by carriers affected sales of all Lightbridge software products.

         The decrease in consulting and services revenues of $4.4 million for the nine months ended September 30, 2003 was principally due to the decline in software sales and the related integration, deployment, optimization and maintenance services provided in conjunction with software sales as well as a reduction in consulting activities.

         Hardware revenues were flat for the nine months ended September 30, 2003. The Company does not expect hardware revenues to be a significant component of revenue in 2003 or thereafter.

         COST OF REVENUES. Cost of revenues and certain cost of revenues comparisons for the nine months ended September 30, 2003 and 2002 were as follows:

                                NINE MONTHS        % OF          NINE MONTHS        % OF
                                   ENDED           TOTAL            ENDED           TOTAL             $                %
      COST OF REVENUES         SEP. 30, 2003      REVENUE       SEP. 30, 2002      REVENUE        DIFFERENCE       DIFFERENCE
----------------------------   -------------   -------------    -------------   -------------    -------------    -------------
                                                                  (DOLLARS IN THOUSANDS)
Transaction ................   $      33,475            37.5%   $      38,105            37.1%   $      (4,630)           (12.2)%
Software licensing .........           1,136             1.3            1,042             1.0               94              9.0
Consulting and services ....           9,288            10.4           10,848            10.5           (1,560)           (14.4)
Hardware ...................           1,693             1.9            1,528             1.5              165             10.8
                               -------------   -------------    -------------   -------------    -------------    -------------
  Total ....................   $      45,592            51.1%   $      51,523            50.1%   $      (5,931)           (11.5)%
                               =============   =============    =============   =============    =============    =============

         Transaction cost of revenues decreased in the nine months ended September 30, 2003 from the nine months ended September 30, 2002, and was relatively flat as a percentage of total transaction revenues. The decrease was principally due to lower transaction revenues as a result of a lower volume of transactions processed through Lightbridge's TeleServices call centers and by a shift in the mix of services provided to clients. The decrease in costs was also attributable to the Company's staff reductions as a result of the closing of the Waltham, Massachusetts call center in September 2002, and cost savings associated with the March 2003 restructuring.

         Software licensing cost of revenues increased slightly in the nine months ended September 30, 2003 from the nine months ended September 30, 2002, and increased as a percentage of total software licensing revenues to 15.2% from 12.2%. The increase was attributable to the type of software products licensed during the nine months ended September 30, 2003.

         Consulting and services cost of revenues decreased in the nine months ended September 30, 2003, and increased as a percentage of total consulting and services revenues to 44.3% from 42.9% in the nine months ended September 30, 2002. The decrease in consulting and services cost of revenue was attributable to a decrease in consulting projects and revenue as well as a reduction in headcount associated with the June 2002 restructuring.

         Hardware cost of revenues increased and also increased as a percentage of total hardware revenue to 83.2% in the nine months ended September 30, 2003 from 76.3% in the nine months ended June 30, 2002. This increase was attributable to the increase in hardware revenues.

         OPERATING EXPENSES. Operating expenses and certain operating expense comparisons for the nine months ended September 30, 2003 and 2002 were as follows:

                                     NINE                             NINE
                                    MONTHS           % OF            MONTHS           % OF
                                     ENDED           TOTAL            ENDED           TOTAL             $                %
                                 SEP. 30, 2003      REVENUE       SEP. 30, 2002      REVENUE        DIFFERENCE       DIFFERENCE
                                 -------------   -------------    -------------   -------------    -------------    -------------
                                                                    (DOLLARS IN THOUSANDS)
Development ..................   $      21,430            24.0%   $      22,278            21.7%   $        (848)            (3.8)%
Sales and marketing ..........          10,921            12.2           10,161             9.9              760              7.5
General and administrative ...          10,510            11.8           13,621            13.2           (3,111)           (22.8)
Purchased in-process R&D .....              --              --            1,618             1.6           (1,618)          (100.0)
Restructuring costs ..........           4,987             5.6            3,616             3.5            1,371             37.9
                                 -------------   -------------    -------------   -------------    -------------    -------------
  Total ......................   $      47,848            53.6%   $      51,294            49.9%   $      (3,446)            (6.7)%
                                 =============   =============    =============   =============    =============    =============

         DEVELOPMENT. The decrease in development expenses for the nine months ended September 30, 2003 was primarily due to cost savings associated with the June 2002 and 2003 restructurings. These cost savings were partially offset by the addition to and supplementing of engineering personnel in order to support Lightbridge's product and services development plans. Development expenses as a percentage of total revenues increased for the nine months ended September 30, 2003 as a result of lower revenue levels.

         SALES AND MARKETING. The increase in sales and marketing expenses for the nine months ended September 30, 2003 was primarily due to the expansion of the Company's business development organization and costs associated with the Company's strategic partnerships and key initiatives. These costs were partially offset by the cost savings associated with the June 2002 and June 2003 restructurings.

         GENERAL AND ADMINISTRATIVE. The decrease in general and administrative costs for the nine months ended September 30, 2003 was primarily due to a decrease in headcount associated with the June 2002 and June 2003 restructurings and the Company's efforts to limit spending.

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

         The value of the projects was determined by an independent appraiser using the income approach. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of estimated total research and development expenses to bring the projects to technological feasibility. At the acquisition date, the Company estimated that the MDM suite and CGA were approximately 70% and 32% complete, respectively, with fair values of approximately $1.0 million and $0.6 million, respectively. The discount rate used for the fair value calculation was 37% for the MDM suite and 40% for CGA. At the date of acquisition, development of the technology involved risks to the Company including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology. Lightbridge completed the development of the MDM suite in the quarter ended September 30, 2002 and the CGA project in the quarter ended September 30, 2003 having spent approximately $150,000 and $300,000, respectively, on the projects after the acquisition.

         OTHER INCOME, NET. Other income, net consisted predominantly of interest income and decreased to $1.4 million in the nine months ended September 30, 2003 from $1.8 million in the nine months ended September 30, 2002. This decrease was primarily due to a decline in interest rates.

         BENEFIT FROM INCOME TAXES. Lightbridge's annual estimated effective tax rate was 20.0% (excluding the benefit from the recognition of prior years' tax credits) for the nine months ended September 30, 2003 compared to 30.0% for the nine months ended September 30, 2002. The income tax provision for the nine months ended September 30, 2003 reflects a net benefit of $0.9 million which consists of an income tax benefit at an annual effective tax rate of 20.0%, as well as a $0.3 million tax benefit related to the recognition of prior year research and development tax credits.

         The income tax provision for the nine months ended September 30, 2002 reflects a net benefit of $0.6 million which consists of an income tax provision at an annual effective tax rate of 30%, and a $1.0 million tax benefit related to the reduction of the valuation allowance on acquired net operating loss carryforwards, as it was determined that it was more likely than not that such net operating losses would be utilized.

RESTRUCTURINGS

         In June 2002, the Company announced it would be reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002. The Company recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million for workforce reductions, $1.3 million for facilities reductions including lease obligations, utilities and security costs on unused space and $0.7 million for capital equipment write-offs associated with these measures. The restructuring plan resulted in the termination of 65 personnel as follows: 25 in product and service delivery, 22 in development, 11 in sales and marketing and seven in general and administrative. The capital equipment write-offs and the majority of severance costs related to this restructuring were incurred in 2002. In the quarter ended September 30, 2003, the Company reduced its estimate of sublease income from unused space and consequently recorded a restructuring charge of approximately $0.2 million. The Company anticipates that the majority of the remaining costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2004.

         The following summarizes the changes to the June 2002 restructuring reserves for the nine months ended September 30, 2003:

                                                   BALANCE AT      (REVERSED)                       BALANCE AT
                                                  DEC. 31, 2002      ACCRUED         UTILIZED      SEP. 30, 2003
                                                  -------------   -------------    -------------   -------------
                                                                         (IN THOUSANDS)
Employee severance and termination benefits ...   $         343   $        (158)   $         185   $          --
Facility closing and related costs ............             992             199              485             706
                                                  -------------   -------------    -------------   -------------
                                                  $       1,335   $          41    $         670   $         706
                                                  =============   =============    =============   =============

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

         The following summarizes the changes to the March 2003 restructuring reserves for the nine months ended September 30, 2003:

                                                      BALANCE AT                                       BALANCE AT
                                                     DEC. 31, 2002      ACCRUED         UTILIZED      SEP. 30, 2003
                                                     -------------   -------------   -------------   -------------
                                                                           (IN THOUSANDS)
Employee severance and termination benefits ......   $          --   $          77   $          77   $          --
Facility closing and related costs ...............              --             545              87             458
Capital equipment write-offs .....................              --             378             378              --
                                                     -------------   -------------   -------------   -------------
                                                     $          --   $       1,000   $         542   $         458
                                                     =============   =============   =============   =============

         In June 2003, the Company announced it would be closing its Irvine, California facility and transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees as follows: 16 in product and service delivery, 30 in development, 13 in sales and marketing and 11 in general and administrative. In the quarter ended June 30, 2003, the Company recorded a restructuring charge of approximately $0.7 million, consisting mainly of workforce reduction costs. In the quarter ended September 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $3.3 million, consisting of $1.1 million for workforce reductions, $1.7 million in future lease obligations for unused facilities and $0.5 million for capital equipment write-offs. The Company expects to record an additional restructuring charge of approximately $0.1 million related to future lease obligations in the quarter ended December 31, 2003.

         The following summarizes the changes to the June 2003 restructuring reserves for the nine months ended September 30, 2003:

                                                      BALANCE AT                                       BALANCE AT
                                                     DEC. 31, 2002      ACCRUED         UTILIZED      SEP. 30, 2003
                                                     -------------   -------------   -------------   -------------
                                                                           (IN THOUSANDS)
Employee severance and termination benefits ......   $          --   $       1,740   $       1,201   $         539
Facility closing and related costs ...............              --           1,709             152           1,557

Capital equipment write-offs .....................              --             497             497              --
                                                     -------------   -------------   -------------   -------------
                                                     $          --   $       3,946   $       1,850   $       2,096
                                                     =============   =============   =============   =============

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, Lightbridge had cash and cash equivalents and short-term investments of $131.1 million. Lightbridge's working capital increased slightly to $137.7 million at September 30, 2003 from $136.5 million at December 31, 2002. The Company believes that its current cash balances will be sufficient to finance the Company's operations and capital expenditures for the next twelve months. Thereafter, the adequacy of the Company's cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on the Company's operations, cash requirements associated with acquisitions and investments, and the sustained profitability of the Company's operations.

         During the first nine months of 2003, the Company generated cash flows from operating activities of $3.4 million and used $18.8 million and $2.9 million in investing and financing activities, respectively.

         The Company's capital expenditures totaled $2.9 million for the nine months ended September 30, 2003. The capital expenditures during this period were principally associated with the Company's service delivery infrastructure and computer equipment for software development activities. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2008.

         During the nine months ended September 30, 2003, the Company used $4.0 million for the repurchase of common stock under its stock repurchase program.

         At September 30, 2003, the Company had an outstanding letter of credit in the amount of $1.0 million expiring in May 2004.

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

         The March 2003 restructuring described in Note 5 is accounted for under SFAS 146, the impact of which was that the Company recorded approximately $1.0 million for the facility reduction and capital equipment charge in the second quarter of 2003 rather than the first quarter of 2003 due to the cease-use date being in the second quarter. In addition, the June 2003 restructuring described in Note 5 is accounted for under SFAS 146, the impact of which was that the Company recorded approximately $2.2 million for facility reductions and capital equipment charges in the third quarter of 2003 rather than the second quarter of 2003 due to the cease-use date being in the third quarter.

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

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

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

         Market risk for cash and cash equivalents and fixed-rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates. This change, had it occurred, would not have been significant to Lightbridge's financial position or results of operations during the quarter ended September 30, 2003.

         The Company is not subject to any material market risk associated with foreign currency exchange rates.

         For additional information about Lightbridge's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

         The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. The Company's Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance of reaching the Company's disclosure control objectives.

         There has not been any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred in the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

 NO.                               DESCRIPTION
----     -----------------------------------------------------------------------
10.1     Separation agreement and release between Christine Cournoyer and the
         Company dated July 8, 2003

31.1     Certification of Pamela D.A. Reeve dated November 14, 2003

31.2     Certification of Harlan Plumley dated November 14, 2003

32.1     Certification of Pamela D.A. Reeve and Harlan Plumley dated November
         14, 2003 (furnished but not filed with the Securities and Exchange
         Commission)

99.1     Information set forth under the heading "ITEM 7. Management's
         Discussion and Analysis of Financial Condition and Results of
         Operations - Risk Factors" in the Annual Report on Form 10-K of the
         Company for the year ended December 31, 2002 is incorporated herein by reference

(b) REPORTS ON FORM 8-K

         On July 23, 2003, the Company furnished a Current Report on Form 8-K to report, under Item 9, Regulation FD Disclosure Provided Under Item 12, the release of its results of operations for the quarter ended June 30, 2003. The Report also included, under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the Press Release regarding the Company's second quarter 2003 financial results.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LIGHTBRIDGE, INC.

Date: November 14, 2003         By: /s/ Harlan Plumley
                                --------------------------------------------
                                Harlan Plumley
                                Vice President, Finance and Administration,
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Chief Accounting
                                Officer)