Form 10-K
period 2003-12-31
LIGHTBRIDGE INC
filed 2004-03-15
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

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

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2003 was $243,788,767, based on a total of 28,347,531 shares held by nonaffiliates and on a closing price of $8.60 as reported on The Nasdaq Stock Market (National Market System).

     The number of shares of common stock outstanding as of March 4, 2004 was 29,883,256.

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A with regard to its 2004 annual meeting of stockholders or special meeting in lieu thereof on or before April 29, 2004. Certain portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

      THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS “BELIEVES,” “ANTICIPATES,” “PLANS,” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH BELOW IN “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RISK FACTORS,” THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. LIGHTBRIDGE, INC. UNDERTAKES NO OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS IT MAKES.

PART I

Item 1.	Business

      Lightbridge, Inc. (“Lightbridge” or the “Company”) develops, markets and supports a suite of products and services for communications providers and online businesses that supports the customer lifecycle, including customer qualification and acquisition, risk management, prepaid billing, mobile data management and authentication services. Lightbridge’s software-based solutions are delivered primarily on an outsourced or service bureau basis. These outsourced or service bureau solutions together with the Company’s TeleServices offerings comprise the Company’s transaction business. Lightbridge’s transaction-based solutions provide multiple, remote, systems access for workflow management, along with centrally managed client-specified business policies, and links to client and third-party systems. Lightbridge also derives revenues from software licensing, consulting and maintenance services, and hardware sales. While its solutions historically have been delivered primarily to wireless carriers, Lightbridge also provides solutions to wireline carriers and non-carrier clients.

      Lightbridge offers online, real-time transaction processing and call center services to aid communications clients in qualifying and activating applicants for service, as well as software-based point-of-sale support services for a variety of distribution channels, including dealers and agents, mass market retail stores, and Internet commerce. Lightbridge also offers services designed to authenticate users engaged in online transactions. Lightbridge develops and implements interfaces that integrate its systems with client and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. Lightbridge also maintains and has access to databases used to screen applicants and online users for fraud and provides software used to monitor subscriber call activity for fraud. In addition, Lightbridge has a global telecommunications consulting practice that provides clients with solution development and deployment services, and business advisory consulting. Lightbridge also offers to wireless telecommunications carriers its PrePay billing system that is designed to integrate with Intelligent Network standards and offer the capability for subscribers to replenish their prepaid accounts.

      On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave Inc. (“Altawave”) in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million payment contingent on the achievement of certain revenue goals. No contingent payments were required to be made in connection with the Altawave acquisition. The technology acquired from Altawave includes solutions that offer wireless carriers a service platform for the development and management of data content and applications.

      In June 2002, the Company announced that it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002. In March 2003, the Company announced that it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In June 2003, the Company announced it would be closing its Irvine, California facility and transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees.

      In December 2003, the Company entered into an agreement to lease approximately 80,000 square feet in a single building in Burlington, Massachusetts for its new principal administrative, sales, consulting, marketing and product development facility. In February 2004, the Company announced the planned expansion of its call center operations to Liverpool, Nova Scotia, Canada. The Company expects its Nova Scotia facility to be operational in the second quarter of 2004.

      On March 1, 2004, the Company announced it had signed an agreement with InfoSpace, Inc. to acquire all of the outstanding stock of Authorize.Net Corporation (“Authorize.Net”) for $82 million in cash. The transaction is expected to close in the second quarter of 2004, subject to necessary approvals. Authorize.Net is a provider of payment solutions for online customer transactions. The Authorize.Net payment gateway provides credit card and electronic check solutions to companies that process orders for goods and services over the Internet. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments.

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

      ALIAS, ALTALINKS, FRAUDBUSTER, FRAUD CENTURION, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PHONEPRINT and PROFILE are registered trademarks of Lightbridge, and @RISK, CAS, CUSTOMER ACQUISITION SYSTEM, CUSTOMER-FOR-LIFE-CYCLE, INSIGHT, LIGHTBRIDGE FRAUDCHEK, LIGHTBRIDGE IDENTICHEK, LIGHTBRIDGE PREPAY IN, LIGHTBRIDGE TELESERVICES, PHONEFUEL, POPS, PREPAY, RETAIL MANAGEMENT SYSTEM and RMS are trademarks of Lightbridge. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Business Segment Data

      Based upon the way management and the Board of Directors monitor operations, the Company operates in four distinct segments: the transaction business, the software license business, the consulting and services business, and the hardware business. Within these four segments, performance is measured based on revenues and gross profit realized from each segment. Information about revenues, cost of revenues, and gross profit of each segment is shown separately on the statement of operations included in the Company’s consolidated financial statements and discussed below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information about costs and expenses other than costs of revenues is not reported by segment. There are no transactions between segments.

      In addition, information concerning the four segments in which Lightbridge operates, and export sales is set forth in Note 2 of “Notes to Consolidated Financial Statements.”

Products and Services

      Lightbridge’s suite of software and software-based solutions helps communications providers and online businesses deploy integrated, customized solutions in support of their operational business processes. Lightbridge offers its products and services in six broad solutions groups:

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

Transaction processing interfaces include interfaces that support the processing of data at a variety of distribution channels, including retail stores, call centers and Internet applications, and voice recognition systems.

TeleServices include qualification and activation, analyst reviews, telemarketing to existing and new subscribers, back-up and disaster recovery for acquisition and activation services, porting support and customer care.

Authentication Services	Services that provide the screening and authentication of identity data for users engaged in online transactions.

Risk Management	A suite of services that make online, real-time inquiries into proprietary databases, industry databases and processing modules to screen applicants for potential fraud. This solution group also includes software products that monitor subscriber call activity and changes in subscriber account information to identify incidents indicative of fraud.

Consulting Services	Solution Development and Deployment Services include requirements planning, systems integration, custom software development, project management, and training services.

Business Advisory Consulting encompasses management consulting services designed to leverage best practices in telecommunications, online commerce and allied industries.

Prepaid Billing	A software billing solution that allows carriers to support the sale of prepaid wireless services to subscribers who prefer to pay in advance of service or who do not qualify for credit and might otherwise be required to provide substantial deposits to acquire wireless service.

Mobile Data Management	A scaleable, integrated services platform for the development and management of data content and applications.

Customer Qualification and Acquisition

      Lightbridge® Customer Acquisition SystemTM (“CASTM”) offers online, real-time transaction processing services for applicant credit qualification and service activation.

      Introduced in 1989 and enhanced over time, CAS enables a carrier to close a sale at the time the customer is ready to purchase by qualifying applicants, screening for indications of subscriber fraud and activating service quickly. In the second quarter of 2003, the Company announced the extension of CAS to provide a credit risk assessment solution for e-commerce. The credit assessment solution analyzes, qualifies and determines credit validation for e-commerce. Although CAS typically requires no human intervention beyond the initial data entry, it can include analyst intervention in carrier-specified situations. When intervention is required, CAS routes the “exception data” to a queue in order to manage workflow.

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

Lightbridge® TeleServicesTM

      Lightbridge TeleServices encompasses a range of call center solutions for its clients. TeleServices offerings include call center solutions for credit decisions and activations, analyst reviews, telemarketing to existing subscribers, back-up and disaster recovery for acquisition and activation services, porting support and customer care. TeleServices solutions can be provided using CAS or a client’s own customer acquisition system. Lightbridge’s clients can integrate TeleServices solutions into their existing sales and distribution strategies to support special projects without the overhead of building and maintaining call centers.

      TeleServices solutions are priced on a per transaction or per minute basis and may vary with the term of the contract, the volume of transactions, the number of minutes and the other products and services selected and integrated with the solutions.

Authentication Services

      Authentication services offer carriers and online merchants the ability to screen and authenticate the identity data of users engaged in online transactions. Lightbridge offers the following authentication services on an Application Service Provider (“ASP”) model:

•	Lightbridge® IdentiChekTM: A service that allows clients to authenticate the identities of users involved in online transactions.

•	Lightbridge® FraudChekTM: A service that allows clients to screen users involved in online transactions for potential fraud.

      Authentication services are priced on a per transaction basis and may vary with the term of the contract, the volume of transactions and the other products and services selected.

Risk Management

      Lightbridge’s risk management solutions are offered in two ways: an ASP or hosted service or a licensed software model.

      ASP Solutions. The ASP or hosted model supports real-time, online access to the Company’s proprietary databases, client proprietary databases and third-party databases in support of pre-activation applicant screening. These services generally include the following:

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

ProFile®, presently a proprietary, inter-carrier database of fraud and bad debt information, identifies customers whose previous accounts were written off or shut off by a participating carrier and provides ongoing screening of existing customers. The Company plans to expand the content of ProFile to include information from other industries and to market and offer database services to clients other than carriers.

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

Fraud ID-Tect, a multifaceted verification tool provided under agreement with Trans Union L.L.C., verifies subscriber data, identifies possible data entry errors, and alerts carriers to potential subscription fraud.

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

FraudPoint, a fraud detection tool provided under agreement with RiskWise, L.L.C., validates data provided by subscribers to prevent subscription fraud and identify data entry errors.

FraudDefender, a fraud scoring tool provided under agreement with RiskWise, L.L.C., rank-orders fraud risk based on a score and helps manage review rates.

      ASP solutions are priced on a per inquiry basis and prices may vary with the term of the contract and the volume of transactions. Additional fees may also be charged for consulting, implementation and support requirements of clients.

      Licensed Software Solutions. The licensed software model supports post-activation monitoring of subscriber call and account activity. These services may be managed at Lightbridge or at the client’s operation.

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

Consulting Services

      Lightbridge Consulting Services (“LCS”), delivers full-service consulting for customer acquisition and retention, statistical models, authentication, prepaid billing and risk management. LCS leverages Lightbridge’s market expertise and focus in telecommunications to help clients bring new services to market quickly, acquire low-risk subscribers and build customer loyalty. Clients can use LCS to supplement their resources with both domain expertise and project-based resources. The worldwide practice can support Lightbridge clients in the Asia Pacific region, Africa, Europe, Latin America and North America.

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

      Consulting Services are priced on a time and materials basis in a majority of cases or, in some circumstances, on a fixed fee basis.

Prepaid Billing

      Lightbridge® PrePayTM allows carriers to sell services to customers who prefer to pay with cash or who do not qualify for credit and would otherwise be required to provide substantial deposits. PrePay’s Intelligent Network (IN) standards and architecture allow carriers to use existing switches without costly adjunct switches and voice trunk resources. The PrePay software architecture is designed to scale as the number of PrePay subscribers on a system grows. Because prepaid calls are controlled by the carrier’s existing switch, there is no impact on call setup times. Calls by prepaid subscribers are rated in real time, and an integrated, interactive, voice-response system automatically informs the subscriber when account funds are low. If a subscriber depletes prepaid funds during a call, PrePay automatically terminates the call and suspends service until the subscriber deposits additional funds. The subscriber can deposit additional funds over the air by using a prepaid phone card or by depositing or transferring cash at a replenishment center or website designated by the carrier.

      PhoneFuelTM, a customer care extension to PrePay, allows subscribers to add to their PrePay balances directly from their bank accounts or credit cards. PhoneFuel supports Internet connections for PrePay subscribers, enabling these subscribers to pay for services and products using their prepaid account balance.

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

      The Company is also exploring the extension of Mobile Data Manager technology to other products and markets.

      Mobile Data Manager is priced on a licensed basis. Additional fees may also be charged for subscriber growth, annual maintenance, customization, consulting services, implementation, training and other support requirements requested by the client. Fees may vary with the term of the contract and the number of licenses.

PhonePrint®

      PhonePrint offers wireless telecommunications carriers a cloning-fraud prevention system by using proprietary radio frequency signal analysis to identify attempted fraudulent calls and prevent cloners from gaining access to a carrier’s analog network. The Company no longer sells or markets this product and does not expect PhonePrint revenues to be significant in the future.

Clients

      Lightbridge historically has provided its products and services to wireless carriers in the United States. In 1998, Lightbridge began to market its products and services to a broader range of telecommunications carriers operating around the world. In November 2001, Lightbridge announced its business strategy to meet the needs of non-carrier as well as carrier clients, and announced an agreement with VeriSign, Inc. (“VeriSign”) to authenticate the identity of consumers engaged in on-line transactions.

      Revenues attributable to Lightbridge’s 10 largest clients accounted for approximately 91%, 90% and 79% of Lightbridge’s total revenues in the years ended December 31, 2003, 2002 and 2001, respectively. The following Lightbridge clients accounted for more than 10% of total revenues in the years indicated:

	Years Ended Dec. 31,

	2003	2002	2001

Sprint Spectrum L.P.	28%	30%	22%
AT&T Wireless Services, Inc.	21	21	20
Ericsson AB	14	15	16
Nextel Finance Company	12	11	7

Total	75%	77%	65%

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

      Lightbridge has agreements with many of its clients that provide for the purchase of various combinations of products and services including CAS, risk management and TeleServices over periods of one to three years. Although some of these agreements contain annual minimum payment requirements, such minimum payments are typically substantially less than the amount of revenue Lightbridge has historically received from the particular client and therefore provide only limited assurance of future sales. Lightbridge’s client agreements also often permit changes in the combination of products and services purchased by the client during the term of the agreement. Such changes can affect the revenues, margins and net income that Lightbridge achieves from quarter to quarter in its transaction business.

      Lightbridge has agreements with AT&T Wireless, Inc. (“AT&T”), Sprint Spectrum L.P. (“Sprint”) and Nextel Operations, Inc. (“Nextel”) for the provision of credit decision services. The agreements with Nextel and Sprint were renewed in 2003 and extended in each case through December 2006. The agreement with AT&T extends through December 2004. The agreement with Ericsson was amended in 2003 and continues in effect until either party gives the other 180 days notice of cancellation. In February 2004, Cingular Wireless announced an agreement to acquire AT&T. Cingular Wireless is not presently a client of Lightbridge. The Company is unable to predict the effect of the acquisition on its relationship with AT&T. However, the loss of AT&T as a client would have a significant impact on the Company’s business and operations.

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

Sales and Marketing

      Lightbridge’s sales strategy is to establish, maintain and foster long-term relationships with its clients, and to establish third-party sales alliances. Lightbridge’s sales and client services activities are led by relationship teams. Lightbridge employs a team approach to selling in order to develop a consultative relationship with existing and prospective clients. In addition to relationship teams, Lightbridge’s sales approach includes direct sales staff with expertise in particular solutions and sales through channel partners and alliances, particularly internationally.

      Lightbridge’s software products and services typically require significant investment by the carrier with delays frequently associated with capital expenditures, and involve multilevel testing, integration, implementation and support requirements. Product managers, as well as other technical, operational and consulting personnel, are frequently involved in the business development and sales process. The teams conduct needs assessments and, working with the client, develop a customized solution.

      The sales cycle for Lightbridge’s software products and services is typically nine to twenty-four months, although the period may be substantially longer in some cases, and is subject to a number of risks over which the Company has little control, including the carrier’s budgetary and capital spending constraints, internal decision-making processes, and general market and economic conditions.

      PrePay is sold primarily through a nonexclusive distribution agreement with Ericsson. It is also sold through a direct sales force and reseller agreements with Sentori, Inc. and Nortel Networks, Inc.

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

Engineering, Research and Development

      Lightbridge believes that its future success will depend in part on its ability to continue to enhance, implement, and maintain its existing product and service offerings including, without limitation CAS, and to develop, implement and maintain new products and services that allow clients to respond to changing market requirements. Lightbridge’s research and development activities consist of long-term efforts to develop, enhance and maintain products and services and short-term projects to make modifications to respond to immediate client needs. In addition to internal research and development efforts, Lightbridge intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. Lightbridge spent approximately $28.4 million, $29.3 million and $32.3 million on engineering, research and development in the years ended December 31, 2003, 2002 and 2001, respectively.

Competition

      The market for products and services to wireless and other communications providers is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with those offered by Lightbridge. In addition, many telecommunications carriers are providing, or can provide internally, products and services competitive with those Lightbridge offers. Trends in the telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for carriers to provide certain services themselves, could affect demand for Lightbridge’s products or services. These developments could make it more difficult for Lightbridge to offer a cost-effective alternative to a telecommunications carrier’s own capabilities. In addition, Lightbridge anticipates continued growth in the online business services industry and, consequently, the entrance of new competitors in the future.

      Lightbridge believes that the principal competitive factors in the communications provider and online industries include the ability to identify and respond to carrier, non-carrier and subscriber needs, timeliness, quality and breadth of product and service offerings, price and technical expertise. Lightbridge believes that its ability to compete also depends in part on a number of factors outside its control, including the ability to hire and retain employees, the development of products and services by others that are competitive with Lightbridge’s products and services, the price at which others offer comparable products and services, and the extent of its competitors’ responsiveness to carrier, non-carrier and subscriber needs.

Government Regulation

      The Federal Communications Commission (“FCC”), under the terms of the Communications Act of 1934, regulates interstate communications and use of the radio spectrum. Although Lightbridge is not required to and does not hold any licenses or other authorizations issued by the FCC, the domestic telecommunications carriers that constitute Lightbridge’s clients are regulated at both the federal and state levels. Federal and state regulation may decrease the growth of the telecommunications industry, affect the development of the wireless markets, limit the number of potential clients for Lightbridge’s services, impede Lightbridge’s ability to offer competitive services to the telecommunications market, or otherwise have a material adverse effect on Lightbridge’s business, financial condition, results of operations and cash flows. Changing laws and regulations have caused, and are likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants, the introduction of bundled wireless and wireline services and the introduction of wireless number portability (“WNP”) in November 2003. Those changes could in turn subject Lightbridge to increased pricing pressures, decrease the demand for Lightbridge’s products and services, increase Lightbridge’s cost of doing business or otherwise have a material adverse effect on Lightbridge’s business, financial condition, results of operations and cash flows. The telecommunications industry outside the United States is also subject to government regulation, which could have similar effects on Lightbridge’s ability to increase or maintain its penetration of international markets.

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

Proprietary Rights

      Lightbridge’s success is dependent upon proprietary technology. Lightbridge has traditionally relied on a combination of copyrights, patents, trade secrets and employee and third-party non-disclosure agreements to establish and protect its rights in its software products and proprietary technology. Lightbridge protects the source code versions of its products as trade secrets and as unpublished copyrighted works, and has internal policies and systems designed to limit access to and require the confidential treatment of its trade secrets. Lightbridge software is provided either on an outsourced basis or under license agreements that grant clients the right to use, but contains various provisions intended to protect Lightbridge’s ownership and confidentiality of the underlying copyrights and technology. Lightbridge requires its employees and other parties with access to its confidential information to execute agreements prohibiting unauthorized use or disclosure of Lightbridge’s technology. In addition, all of Lightbridge’s employees are required as a condition of employment to enter into confidentiality agreements with Lightbridge. Lightbridge also relies on the law of trademarks to establish and protect rights in its products, services and brand names.

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

Employees

      As of January 31, 2004, Lightbridge had a total of 668 employees, of which 572 were full-time and 96 were part-time or seasonal. The number of personnel employed by Lightbridge varies seasonally. None of Lightbridge’s employees are represented by a labor union, and Lightbridge believes that its employee relations are good.

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

      Lightbridge leases approximately 90,000 square feet in a single building in Burlington, Massachusetts for its principal administrative, sales, consulting, marketing and product development facility. This lease expires in 2005 but the Company plans to vacate the property in June 2004. In December 2003, the Company entered into an agreement to lease approximately 80,000 square feet in a single building in Burlington, Massachusetts for its new principal administrative, sales, consulting, marketing and product development facility. The Company leases approximately 10,000, 21,000 and 30,000 square feet for product development facilities in Fremont and Irvine, California and Broomfield, Colorado, respectively. The Company also leases 29,000 and 16,000 square feet for call centers in Lynn, Massachusetts and Broomfield, Colorado. In March 2003, the Company announced its plans to close its then existing Broomfield, Colorado call center which is under lease until December 31, 2004. The Company also leases approximately 4,000 square feet in Waltham, Massachusetts for one of its two data centers. In February 2004, the Company entered into an agreement to lease approximately 32,000 square feet in a single building in Liverpool, Nova Scotia, Canada to house a third call center. The terms of the Company’s leases generally run from one to six years. From time to time, Lightbridge enters into short-term leases to provide space for international sales offices. Lightbridge believes that its present facilities are adequate for its current needs and that suitable additional space will be available as needed.

Item 3.	Legal Proceedings

      Lightbridge is not a defendant in any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Shares of the Company’s common stock, $.01 par value per share, are quoted on The Nasdaq Stock Market under the symbol “LTBG.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of the common stock on the National Market System, as reported in published financial sources:

	High	Low

2003
First Quarter	$6.82	$5.88
Second Quarter	$9.10	$6.40
Third Quarter	$10.79	$8.61
Fourth Quarter	$10.70	$8.21
2002
First Quarter	$12.81	$9.75
Second Quarter	$13.09	$8.45
Third Quarter	$8.82	$6.29
Fourth Quarter	$7.69	$5.25

      As of March 4, 2004, there were 193 holders of record of common stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but which does include each such brokerage house or clearing agency as one record holder).

      The Company has never declared or paid any cash dividends on its common stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and therefore does not expect to pay any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The following selected financial data have been derived from the Company’s audited historical consolidated financial statements, certain of which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended Dec. 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$119,978	$133,438	$176,616	$186,644	$155,923
Cost of revenues	61,949	65,943	80,811	81,732	67,190

Gross profit	58,029	67,495	95,805	104,912	88,733

Operating expenses:
Development costs	28,426	29,269	32,259	29,256	23,971
Sales and marketing	14,239	13,270	20,460	22,159	20,903
General and administrative	14,143	18,170	19,517	17,955	17,483
Amortization of goodwill and acquired workforce	—	—	—	502	1,342
Purchased in-process research and development	—	1,618	—	—	—
Merger related costs	—	—	5,999	—	—
Restructuring costs	5,079	3,616	4,000	—	856

Total operating expenses	61,887	65,943	82,235	69,872	64,555

Income (loss) from operations	(3,858)	1,552	13,570	35,040	24,178
Interest income	1,778	2,439	4,233	5,446	874
Equity in loss of partnership investment	(471)	(464)	—	—	—

Income (loss) before income taxes	(2,551)	3,527	17,803	40,486	25,052
Provision for (benefit from) income taxes	(1,102)	(103)	3,848	9,974	6,066

Net income (loss)	(1,449)	$3,630	$13,955	$30,512	$18,986

Basic earnings (loss) per share	$(0.05)	$0.13	$0.50	$1.12	$0.71

Diluted earnings (loss) per share	$(0.05)	$0.13	$0.48	$1.04	$0.66

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$133,488	$133,470	$118,570	$98,743	$88,427
Working capital	$137,684	$136,501	$127,129	$109,672	$88,076
Total assets	$177,836	$180,672	$188,882	$187,680	$152,540
Long-term obligations, less current portion	$33	$259	$667	$963	$1,772
Stockholders’ equity	$154,503	$159,641	$161,522	$144,986	$113,907

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Revenue recognition. Lightbridge’s revenue recognition policy is significant because revenue is a key component affecting its operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and bonuses. Certain judgments relating to the elements required for revenue recognition affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue, change in judgments concerning recognition of revenue, change in mix, amount of international sales or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter.

      Allowance for doubtful accounts. Lightbridge must also make estimates of the collectability of its accounts receivable. An increase in the allowance for doubtful accounts is recorded when the prospect of collecting a specific account receivable becomes doubtful. Lightbridge analyzes accounts receivable and historical bad debts, customer creditworthiness, current domestic and international economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, or if Lightbridge’s estimates of uncollectibility prove to be inaccurate, additional allowances would be required.

      Income taxes and deferred taxes. Lightbridge’s income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Lightbridge assesses the recoverability of any tax assets recorded on the balance sheet and provides any necessary valuation allowances as required. If Lightbridge were to determine that it was more likely than not unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to operations in the period that such determination was made.

Overview

      Lightbridge develops, markets and supports a suite of products and services for communications providers and online businesses that supports the customer lifecycle including customer acquisition and qualification, risk management, prepaid billing, mobile data management and authentication services.

      A majority of the Company’s revenues historically have been derived from clients located in the United States. The Company’s revenues are derived from transactions, software licensing, consulting and services, and hardware. Transaction revenues account for a majority of the Company’s revenues and were 67%, 66% and 59% of total revenues in 2003, 2002 and 2001, respectively. Software licensing revenues were 7%, 8% and 14% of total revenues in 2003, 2002 and 2001, respectively. Consulting and services revenues were 24%, 24% and 23% of total revenues in 2003, 2002 and 2001, respectively. Hardware revenues were 2%, 2% and 4% of total revenues in 2003, 2002 and 2001, respectively. During the three-year period from 2003 through 2001, Lightbridge’s total revenues decreased by 32% to $120.0 million from $176.6 million in 2001. This revenue decline was primarily the result of decreases in the volume of customer qualification and activation transactions processed for wireless carrier clients in 2003 from 2001 and decreases in the licensing of the Company’s software products over the three-year period. There can be no assurance that the Company’s revenue trends will change or that the mix of the Company’s revenues will remain constant.

      Lightbridge’s transaction services revenues are primarily derived from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers. Over time, the Company has expanded its offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers’ existing accounts, interfacing with carrier and third-party systems and providing call center services. The Company also offers transaction services to screen and authenticate the identity of users engaged in online transactions. Transaction services are provided through contracts with carriers and others, which specify the services to be utilized and the markets to be served. The Company’s clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume and type of transactions, the number and type of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of processed transactions varies depending on seasonal and retail trends, the success of the carriers and others utilizing the Company’s services in attracting subscribers and the markets served by the Company’s clients. Transaction services revenues are recognized in the period in which the services are performed.

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

      PhonePrint is a cloning fraud prevention system that operates on analog networks. As a result of the limited demand for the PhonePrint system and the Company’s decision to no longer sell or market the system, no significant revenues are expected from the product in the future.

      In 2002 and 2003, the rate of subscriber growth and capital spending in the wireless telecommunications industry declined. The Company believes, based in part on reports of wireless telecommunications industry analysts, that the rate of subscriber growth will continue to slow in upcoming years. In November 2003, Wireless Number Portability (“WNP”) was introduced and the Company believes that the rate of subscriber churn (the rate of switching among carriers by subscribers) will likely increase as a result. If churn increases and subscriber applications for wireless carriers served by Lightbridge increase, the Company expects that the volume of transactions will increase which may, subject to competitive pricing pressures, result in limited increases in transaction revenues for 2004. Lightbridge also believes it may experience changes in the combination of services acquired by clients and competitive pricing pressures that could continue to negatively affect transaction revenues in 2004. Lightbridge does not expect significant growth in capital spending in the telecommunications industry in 2004. In order to add to its business, the Company is seeking to expand its reach into the e-commerce business market.

      On February 7, 2001 Lightbridge completed its merger with Corsair Communications, Inc. (“Corsair”). In connection with the merger, Lightbridge issued an aggregate of approximately 10,270,000 shares of its common stock to Corsair stockholders. In addition, the Company assumed the obligation to issue, upon exercise of outstanding Corsair options, approximately 1,587,094 shares of common stock. In connection with the merger, the Company recorded a charge in the quarter ended March 31, 2001 of approximately $6.0 million, representing the cost of professional services and fees of approximately $5.7 million and costs associated with the termination of four employees of approximately $0.3 million. The merger with Corsair was accounted for as a pooling-of-interests and the financial statements were restated to include the accounts of Corsair with those of Lightbridge for all periods presented.

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

      On February 22, 2002, a wholly owned subsidiary of Lightbridge acquired all of the assets and certain of the liabilities of Altawave in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals in 2002 and 2003. No contingent payments were required to be made in connection with the Altawave acquisition. The technology acquired from Altawave includes solutions that offer wireless carriers a service platform for the development and management of data content and applications. The results of Altawave have been included with those of Lightbridge from its date of acquisition.

      In June 2002, the Company announced it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of the 2002. In March of 2003, the Company announced that it was streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In June 2003, the Company announced it would be closing its Irvine, California facility and transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees.

      In December 2003, the Company entered into an agreement to lease approximately 80,000 square feet in a single building in Burlington, Massachusetts for its new principal administrative, sales, consulting, marketing and product development facility. In February 2004, the Company announced the planned expansion of its call center operations to Liverpool, Nova Scotia, Canada. The Company expects its Nova Scotia facility to be operational in the second quarter of 2004.

      On March 1, 2004, the Company announced it had signed an agreement with InfoSpace, Inc. to acquire all of the outstanding stock of Authorize.Net Corporation for $82 million in cash. The transaction is expected to close in the second quarter of 2004, subject to necessary approvals. Authorize.Net is a provider of payment solutions for online customer transactions. The Authorize.Net payment gateway provides credit card and electronic check solutions to companies that process orders for goods and services over the Internet. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments.

Customer Concentration

      During fiscal 2003 and 2002, four of the Company’s clients each accounted for more than 10% of the Company’s total revenues. During fiscal 2001, three of the Company’s clients each accounted for more than 10% of the Company’s total revenues. Revenues from these clients are as follows:

	Years Ended Dec. 31,

	2003	2002	2001

Sprint	28%	30%	22%
AT&T	21	21	20
Ericsson	14	15	16
Nextel	12	11	7

Total	75%	77%	65%

      Lightbridge expects that most of its revenues will continue to come from a relatively small number of clients for the foreseeable future, although the companies that comprise its largest clients in any given quarter may vary. Consequently, the Company’s revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect the Company for reasons that the Company cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services or as the result of the perceived quality or cost-effectiveness of the Company’s products or services. The Company’s services agreements with Sprint and Nextel expire on December 31, 2006. The Company’s services agreement with AT&T expires on December 31, 2004. It is possible that Sprint, AT&T and/or Nextel could elect not to renew their Agreements, to reduce the volume of products and services they purchase from the Company or to request significant changes to the pricing or other terms in any renewal agreement. In February 2004, Cingular Wireless announced an agreement to acquire AT&T. Cingular Wireless is not presently a client of Lightbridge. The Company is unable to predict the effect of the acquisition on its relationship with AT&T. However, the loss of AT&T as a client would have a significant impact on the Company’s business and operations. In addition, the PrePay billing system is sold primarily through a distribution agreement with Ericsson and represents substantially all of the Company’s revenue derived from the PrePay billing system. That agreement may be terminated by either party on 180 days notice to the other. A loss of one or more of these major clients, a decrease in orders by one or more of these clients or a change in the combination of products and services they obtain from the Company would adversely affect Lightbridge’s revenues, margins and net income.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Years Ended December 31,

	2003	2002	2001

Revenues:
Transaction	67.1%	66.2%	58.9%
Software licensing	6.7	7.7	14.0
Consulting and services	23.9	24.3	23.5
Hardware	2.3	1.8	3.6

	100.0	100.0	100.0

	Years Ended December 31,

	2003	2002	2001

Cost of revenues:
Transaction	38.1	36.9	31.5
Software licensing	1.0	0.9	1.4
Consulting and services	10.6	10.2	10.4
Hardware	1.9	1.4	2.5

	51.6	49.4	45.8

Gross profit:
Transaction	29.0	29.3	27.4
Software licensing	5.7	6.8	12.6
Consulting and services	13.3	14.1	13.1
Hardware	0.4	0.4	1.1

Gross profit	48.4	50.6	54.2

Operating expenses:
Development costs	23.7	21.9	18.2
Sales and marketing	11.9	10.0	11.6
General and administrative	11.8	13.6	11.0
Merger related costs	—	—	3.4
Purchased in-process R&D	—	1.2	—
Restructuring costs	4.2	2.7	2.3

Total operating expenses	51.6	49.4	46.5

Income (loss) from operations	(3.2)	1.2	7.7
Interest income	1.5	1.8	2.4
Equity in loss of partnership investment	(0.4)	(0.4)	—

Income (loss) before income taxes	(2.1)	2.6	10.1
Provision for (benefit from) income taxes	(0.9)	(0.1)	2.2

Net income (loss)	(1.2)%	2.7%	7.9%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

      Revenues. Revenues and certain revenue comparisons for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended	% of	Year Ended	% of
	Dec. 31,	Total	Dec. 31,	Total	$	%
Revenues	2003	Revenue	2002	Revenue	Difference	Difference

	(Dollars in thousands)
Transaction	$80,552	67.1%	$88,376	66.2%	$(7,824)	(8.9)%
Software licensing	8,012	6.7	10,212	7.7	(2,200)	(21.5)
Consulting and services	28,666	23.9	32,491	24.3	(3,825)	(11.8)
Hardware	2,748	2.3	2,359	1.8	389	16.5

Total	$119,978	100.0%	$133,438	100.0%	$(13,460)	(10.1)%

      The decrease in transaction revenues of $7.8 million was due to slower subscriber growth experienced by the Company’s clients, resulting in a reduction in transaction volume, and to clients selecting fewer transaction products and services. The Company’s transaction revenues also declined as a result of reduced call volume and a change in the combination of services provided by Lightbridge’s TeleServices call centers. In addition, in the first quarter of 2002, transaction revenues include approximately $2.7 million in revenues from services provided to WorldCom, Inc. (“WorldCom”). In the second quarter of 2002, the Company provided approximately $2.0 million of transaction services to WorldCom, and did not record any related revenue due to doubts about collectibility stemming from WorldCom’s financial difficulties. No services were provided to WorldCom in 2003.

      The Company’s transaction revenues will continue to reflect the industry’s rate of growth of new subscribers as well as subscriber churn. Lightbridge believes that it may experience decreases in the demand for its TeleServices business and changes in the combination of services acquired by clients and competitive pricing pressures that could negatively affect transaction revenues in 2004.

      The decrease in software licensing revenues of $2.2 million was due to fewer software contracts recorded in 2003 as a result of the capital spending decline in the telecommunications industry. The Company expects the level of capital spending by carriers to continue to affect the sales of Lightbridge software products in 2004.

      The decrease in consulting and services revenues of $3.8 million for the year ended December 31, 2003 was principally due to a decline in software sales that affected the integration, deployment, optimization and maintenance services associated with software sales as well as a decline in other consulting projects. The Company expects that the level of software sales will continue to affect consulting and services revenues in 2004.

      There was a slight increase in hardware revenues of $0.4 million in 2003. The Company does not expect hardware revenues to be a significant component of revenue in 2004.

      Cost of Revenues. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed, changes in the mix of transaction revenues between those from automated transaction processing and those from processing transactions through the Company’s TeleServices Group and changes in the mix of total revenues among transaction revenues, software licensing and maintenance revenues and consulting services revenues. Generally, cost of revenue from automated transaction processing tends to be lower than cost of revenue from processing transactions through the Company’s TeleServices Group.

      Cost of revenues and certain cost of revenues comparisons for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended	% of	Year Ended	% of
	Dec. 31,	Total	Dec. 31,	Total	$	%
Cost of Revenues	2003	Revenue	2002	Revenue	Difference	Difference

	(Dollars in thousands)
Transaction	$45,667	38.1%	$49,194	36.9%	$(3,527)	(7.2)%
Software licensing	1,251	1.0	1,247	0.9	4	0.3
Consulting and services	12,741	10.6	13,663	10.2	(922)	(6.7)
Hardware	2,290	1.9	1,839	1.4	451	24.5

Total	$61,949	51.6%	$65,943	49.4%	$(3,994)	(6.1)%

      Transaction cost of revenues decreased in 2003 from the prior year principally due to lower transaction revenues as a result of a lower volume of transactions processed through Lightbridge’s TeleServices call centers and a decrease in costs attributable to the Company’s staff reductions. Transaction cost of revenues was also affected by a shift in the combination of services acquired by clients during the year ended December 31, 2003. Transaction cost of revenues increased as a percentage of total transaction revenues to 56.7% in 2003 from 55.7% in 2002. The increase in cost of transaction revenues as a percentage of transaction revenues was due to a change in the combination of services acquired by clients in the year ended December 31, 2003, as well as the level of the Company’s fixed costs which resulted in lower gross profit margins as revenues declined. Certain of these fixed costs have been eliminated or reduced as a result of the Company’s restructurings in 2002 and 2003. Lightbridge believes that changes in the combination of services acquired by clients and declining transaction volumes will continue to affect transaction cost of revenues in 2004.

      Software licensing cost of revenues remained relatively flat in 2003 compared to 2002, and increased as a percentage of total software licensing revenues to 15.6% from 12.2%. The increase in software licensing cost of revenues as a percentage of revenue was attributable to the type of software products licensed during 2003 and as a result of lower software licensing revenue levels.

      Consulting and services cost of revenues decreased in 2003 from the prior year and remained relatively flat as a percentage of revenue. The decrease in consulting and services cost of revenue was attributable to a decrease in consulting projects and revenue as well as a reduction in headcount associated with the June 2002 restructuring.

      Hardware cost of revenues increased and also increased as a percentage of total hardware revenue to 83.3% in 2003 from 78.0% in 2002. This increase was attributable to the increase in hardware revenues.

      The Company expects that fluctuations in gross profit may occur primarily because of a change in the mix of revenue generated from the Company’s four revenue components, particularly revenues from software licensing, and consulting and services, and also because of competitive pricing pressures.

      Operating Expenses. Operating expenses and certain operating expense comparisons for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended	% of	Year Ended	% of
	Dec. 31,	Total	Dec. 31,	Total	$	%
	2003	Revenue	2002	Revenue	Difference	Difference

	(Dollars in thousands)
Development	$28,426	23.7%	$29,269	21.9%	$(843)	(2.9)%
Sales and marketing	14,239	11.9	13,270	10.0	969	7.3
General and administrative	14,143	11.8	18,170	13.6	(4,027)	(22.2)
Purchased in-process R&D	—	—	1,618	1.2	(1,618)	(100.0)
Restructuring costs	5,079	4.2	3,616	2.7	1,463	40.5

Total	$61,887	51.6%	$65,943	49.4%	$(4,056)	(6.2)%

      Development. Development expenses include software development costs, consisting primarily of personnel and outside technical services costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The decrease in development expenses in 2003 was primarily due to cost savings associated with the June 2002 and 2003 restructurings. Development expenses as a percentage of total revenues increased in 2003 as a result of lower revenue levels. The Company expects to continue to incur a similar level of development expenses in 2004 and may experience an increase in such expenses for that period in connection with the further development of its existing products and services and development of new products and services.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. The increase in sales and marketing expenses in 2003 was primarily due to the expansion of the Company’s business development organization and costs associated with the Company’s strategic partnerships and key initiatives. The Company expects that sales and marketing expenses will remain generally consistent as a percentage of revenue in 2004 as compared to 2003.

      General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. The decrease in general and administrative costs in 2003 was primarily due to a decrease in headcount associated with the June 2002 and June 2003 restructurings and the Company’s efforts to limit spending. The Company may experience an increase in general and administrative expenses in 2004 due to increased regulatory compliance requirements associated with operating as a public company, consumer credit and privacy regulations, and the business of Authorize.Net Corporation, and costs associated with the relocation of its headquarters facility.

      Purchased In-Process Research and Development (“IPR&D”). In connection with the Altawave acquisition, the Company recorded a $1.6 million charge during the first quarter of 2002 for several IPR&D projects. The technology acquired from Altawave includes solutions that offer wireless carriers and enterprises a service platform for the development and management of data content and applications. The complexity of the technology lies in its comprehensive, secure and scalable characteristics. The research projects in process at the date of acquisition related to the development of the Lightbridge Mobile Data Manager (“MDM”) suite of products consisting of MDM Server, MDM Administration, MDM Altalinks and MDM Provisioner, as well as the Consumer Group Applications (“CGA”). Development of the technology was started in 2000.

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

      Interest Income. Interest income decreased by 27.1% to $1.8 million in the year ended December 31, 2003 from $2.4 million in the prior year. This decrease was primarily due to a decline in interest rates.

      Equity in Loss of Partnership Investment. In June 2001, the Company committed to invest up to $5.0 million in a limited partnership that invested in businesses within the wireless industry. The Company uses the equity method of accounting for this limited partnership investment. For the year ended December 31, 2002, the Company’s proportionate share of the loss of the limited partnership was $0.5 million. In July 2003, the partners agreed to dissolve the partnership. Accordingly, future commitments were eliminated, and the remaining $0.5 million investment was written off in the quarter ended June 30, 2003.

      Provision for (Benefit From) Income Taxes. Lightbridge’s effective tax rate was 43.2% and (2.9)% for the years ended December 31, 2003 and 2002, respectively. The 2003 tax provision reflects a benefit of $1.1 million which was based upon the annual effective tax rate of 33.0%, as well as a $0.3 million tax benefit from prior years’ research and development tax credits. The Company has approximately $11.7 million in loss carryforwards, principally the result of various acquisitions, and $8.3 million of other deferred tax assets, against which a valuation reserve of approximately $12.1 million has been provided. Net deferred tax assets were approximately $7.8 million at December 31, 2003. If circumstances change so that recoverability of these assets appears unlikely, additional valuation allowances may be required. The Company recorded a net benefit from income taxes in 2003 due primarily to the net loss before income taxes and the impact of a refund of prior years’ research and development tax credits.

      Net Income/(Loss). Net income/(loss) for 2003 was $(1.4) million or (1.2)% of revenues, and diluted earnings per share was $(0.05) compared to net income in 2002 of $3.6 million or 2.7% of revenues and diluted earnings per share of $0.13. The 2003 decrease in net income from 2002 was primarily due to reduced revenue levels, partially offset by a reduction in operating expenses.

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

      The decrease in transaction revenues of $15.6 million was due to slower subscriber growth experienced by the Company’s clients, resulting in a reduction in transaction volume, and to clients selecting fewer transaction products and services. The Company’s transaction revenues also declined as a result of reduced call volume and a change in the mix of services provided by Lightbridge’s TeleServices call centers. During the quarter ended March 31, 2002, transaction revenues include approximately $2.7 million in revenues from services provided to WorldCom. During the quarter ended June 30, 2002, the Company provided approximately $2.0 million of transaction services to WorldCom, and did not record any related revenue due to doubts about collectibility stemming from WorldCom’s financial difficulties. The Company did not provide any services to or record any revenue from WorldCom during the third or fourth quarter of 2002. At December 31, 2002, WorldCom owed the Company approximately $2.0 million, all of which had been reserved.

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

      Transaction cost of revenues decreased in 2002 from the prior year principally due to lower transaction revenues as a result of a lower volume of transactions processed through Lightbridge’s TeleServices call centers and a decrease in costs attributable to the Company’s staff reductions. Transaction cost of revenues was also affected by a shift in the mix of services provided to clients during the year ended December 31, 2002. Transaction cost of revenues increased as a percentage of total transaction revenues to 55.7% in 2002 from 53.4% in 2001. The increase in cost of transaction revenues as a percentage of transaction revenues was due to changes in the combination of services acquired by clients in the year ended December 31, 2002, as well as the level of fixed costs within the Company’s infrastructure, which resulted in lower gross profit margins as revenues declined. Certain of these fixed costs have been eliminated or reduced as a result of the Company’s restructurings in 2001 and 2002.

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

      Sales and Marketing. The decrease for the year ended December 31, 2002, was primarily due to headcount reductions from closing the Palo Alto, California facility and the June 2002 restructuring, coupled with a decrease in costs associated with lower revenue levels, such as commissions on sales.

      General and Administrative. The decrease in general and administrative costs for the year ended December 31, 2002 was primarily due to a decrease in headcount associated with the closing of the Palo Alto facility, the June 2002 restructuring and the Company’s efforts to limit spending, partially offset by a write-off of a secured promissory note received by the Company in connection with a loan to an unrelated party in 1999. The Company wrote off the note receivable in 2002 because it believed that the note was uncollectible due to the adverse financial and operating condition of the maker and economic conditions. The increase in general and administrative expenses as a percentage of total revenues was due to lower revenues and to increased costs associated with operating as a public company and regulatory compliance.

      In-Process Research and Development (“IPR&D”). In connection with the Altawave acquisition, the Company recorded a $1.6 million charge during the first quarter of 2002 for several IPR&D projects. Lightbridge completed the development of the MDM suite in the quarter ended September 30, 2002, having spent approximately $150,000 on the project after the acquisition. Total cost to complete the CGA project after acquisition was estimated to be approximately $300,000, of which approximately $125,000 had been spent through December 31, 2002.

      Interest Income. Interest income decreased by 42.4% to $2.4 million in the year ended December 31, 2002 from $4.2 million in the prior year. This decrease was primarily due to a decline in interest rates.

      Equity in Loss of Partnership Investment. In June 2001, the Company committed to invest up to $5.0 million in a limited partnership that invested in businesses within the wireless industry. For the year ended December 31, 2002, the Company’s proportionate share of the loss of the limited partnership was $0.5 million.

      Provision for Income Taxes. Lightbridge’s effective tax rate was (2.9)% and 21.6% (excluding merger-related expenses) for the years ended December 31, 2002 and 2001, respectively. The 2002 tax provision was based upon the annual effective tax rate of 34.0%, offset by a reduction in the Company’s valuation allowance provided against certain acquired net loss carryforwards and an $0.8 million benefit from research and development tax credits. At December 31, 2002, the Company had approximately $10.4 million in loss carryforwards, principally the result of various acquisitions, against which a valuation reserve of approximately $10.3 million had been provided. Net deferred tax assets were approximately $6.7 million at December 31, 2002. The Company recorded a net benefit from income taxes in 2002 due primarily to lower levels of profitability and the impact of a reduction in valuation allowances and credits.

      Net Income. Net income for 2002 was $3.6 million or 2.7% of revenues, and diluted earnings per share was $0.13 compared to net income in 2001 of $14.0 million or 7.9% of revenues and diluted earnings per share of $0.48. The 2002 decrease in net income from 2001 was primarily due to reduced revenue levels, partially offset by a reduction in operating expenses.

Liquidity and Capital Resources

      As of December 31, 2003, Lightbridge had cash and cash equivalents and short-term investments of $133.5 million. Lightbridge’s working capital increased to $137.7 million at December 31, 2003 from $136.5 million at December 31, 2002. Upon the closing of the acquisition of Authorize.Net expected in the second quarter of 2004, the Company’s working capital will be reduced by approximately $82 million, to reflect the payment of the purchase price for the acquisition and approximately an additional $2.6 million for acquisition related transaction costs. The Company believes that its current cash balances will be sufficient to finance the acquisition of Authorize.Net, and the Company’s operations and capital expenditures for the next twelve months. Thereafter, the adequacy of the Company’s cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on the Company’s operations, cash requirements associated with acquisitions including the acquisition of Authorize.Net, investments and capital expenditures, and the profitability of the Company’s operations.

      Accounts receivable as of December 31, 2003 increased by $2.4 million from December 31, 2002 primarily due to more revenues generated late in the fourth quarter of 2003 and later payments by clients. As a result, accounts receivable days outstanding increased to 60 days for the year ended December 31, 2003 as compared to 48 days and 56 days for the years ended December 31, 2002 and 2001, respectively.

      For the year ended December 31, 2003, the Company generated cash flows from operating activities of $8.8 million and used $25.9 million and $3.9 million in investing and financing activities, respectively.

      The Company’s capital expenditures for the years ended December 31, 2003 and 2002 were $4.9 million and $4.4 million, respectively. The capital expenditures during these periods consisted of purchases of fixed assets, principally for the Company’s services delivery infrastructure, and computer equipment for develop-

ment activities. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2011. The Company plans to incur capital expenditures of approximately $6.0 million in connection with the planned relocation of its headquarters in June 2004 and the planned expansion of its call center operations to Liverpool, Nova Scotia, Canada.

      On October 4, 2001, Lightbridge announced that its board of directors authorized the repurchase of up to 2 million shares of the Company’s common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001, depending on market conditions. On April 23, 2003, the board approved an expansion of the plan to authorize Lightbridge to purchase up to 4 million shares of the Company’s common stock at an aggregate price of up to $40 million through September 26, 2005. As of December 31, 2003, the Company had purchased approximately 1.9 million shares at a total cost of approximately $14.1 million since the inception of its repurchase program. For the year ended December 31, 2003, the Company used $5.3 million for the repurchase of the Company’s common stock under its stock repurchase program. The Company may continue to repurchase shares during 2004 based on prevailing market prices and other financial considerations, and subject to the requirements of the repurchase program and applicable laws.

      At December 31, 2002 the Company had an outstanding letter of credit in the amount of $1.0 million which was scheduled to expire in May 2003. On January 14, 2003, this letter of credit was replaced with a $1.0 million letter of credit, which expires in May 2004. On January 7, 2004, the Company entered into another $1.0 million letter of credit, which expires in January 2005.

      On January 14, 2003, the Company entered into a foreign exchange agreement, effective April 2003, with a bank for the purchase of one currency in exchange for the sale of another currency. This agreement is secured by $3.0 million held by the bank. To date, there have been no transactions under this agreement.

      The Company’s primary contractual obligations and commercial commitments are under its operating leases and letters of credit. The Company’s future minimum payments due under operating leases that include facilities affected by restructurings and the Company’s new headquarters lease, and the amount of the Company’s commitment per period under annually renewable letters of credit required as security under the leases for its current and new headquarters are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(Dollars in thousands)
Operating leases	$21,966	$4,114	$7,575	$4,905	$5,372
Letters of credit	$2,000	$2,000	$1,000	—	—

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements other than operating lease obligations, and is not a party to any material transactions involving related persons or entities (other than employment, separation and other compensation agreements with certain executives). Future annual minimum rental lease payments are detailed in Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

      The following summarizes the changes to the June 2002 restructuring reserves during the year ended December 31, 2003:

	Balance at			Balance at
	December 31,	(Reversed)		December 31,
	2002	Accrued	Utilized	2003

	(Dollars in thousands)
Employee severance and termination benefits	$343	$(158)	$185	$—
Facility closing and related costs	992	199	569	622

	$1,335	$41	$754	$622

      In March 2003, the Company announced that it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $0.1 million for workforce reductions. In the quarter ended June 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2003, and the Company anticipates that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2004.

      The following summarizes the changes to the March 2003 restructuring reserves during the year ended December 31, 2003:

	Balance at			Balance at
	December 31,			December 31,
	2002	Accrued	Utilized	2003

	(Dollars in thousands)
Employee severance and termination benefits	$—	$77	$77	$—
Facility closing and related costs	—	548	185	363
Capital equipment write-offs	—	378	378	—

	$—	$1,003	$640	$363

      In June 2003, the Company announced that it would be closing its Irvine, California facility and transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees as follows: 16 in product and service delivery, 30 in development, 13 in sales and marketing and 11 in general and administrative. In the quarter ended June 30, 2003, the Company recorded a restructuring charge of approximately $0.7 million, consisting mainly of workforce reduction costs. In the quarter ended September 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $3.3 million, consisting of $1.1 million for workforce reductions, $1.7 million in future lease obligations for unused facilities and $0.5 million for capital equipment write-offs. In the quarter ended December 31, 2003, the Company recorded an additional restructuring charge of $0.1 million related to future lease obligations and employee severance benefits. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2003, and the Company anticipates that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2005.

      The following summarizes the changes to the June 2003 restructuring reserves during the year ended December 31, 2003:

	Balance at			Balance at
	December 31,			December 31,
	2002	Accrued	Utilized	2003

	(Dollars in thousands)
Employee severance and termination benefits	$—	$1,795	$1,542	$253
Facility closing and related costs	—	1,743	347	1,396
Capital equipment write-offs	—	497	497	—

	$—	$4,035	$2,386	$1,649

Recent Pending Acquisition

      On March 1, 2004, the Company announced it had signed an agreement with InfoSpace, Inc. to acquire all of the outstanding stock of Authorize.Net Corporation for $82 million in cash. The transaction is expected to close in the second quarter of 2004, subject to necessary approvals. Authorize.Net is a provider of payment solutions for online customer transactions. The Authorize.Net payment gateway provides credit card and electronic check solutions to companies that process orders for goods and services over the Internet. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments.

Inflation

      Although certain of the Company’s expenses increase with general inflation in the economy, inflation has not had a material impact on the Company’s financial results to date.

Risk Factors

If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly.

      Our revenues are concentrated among a few major clients. Our 10 largest clients accounted for approximately 91% of our total revenues in 2003, and we expect that most of our revenues will continue to come from a relatively small number of clients for the foreseeable future. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, or as the result of the perceived quality or cost-effectiveness of our products or services. Our services agreements with Sprint, and Nextel expire on December 31, 2006, and our service agreement with AT&T expires on December 31, 2004. It is possible that Sprint, Nextel and/or AT&T could elect not to renew their agreements, to reduce the volume of products and services they purchase from us or to request significant changes to the pricing or other terms in any renewal agreement. In February 2004, Cingular Wireless announced an agreement to acquire AT&T. Cingular Wireless is not presently a client of Lightbridge. The Company is unable to predict the effect of the acquisition on its relationship with AT&T. However, the loss of AT&T as a client would have a significant impact on the Company’s business and operations. In addition, the PrePay billing system is sold primarily through a distribution agreement with Ericsson and represents substantially all of our revenue derived from the PrePay billing system in the years indicated. That agreement may be terminated by either party on 180 days notice to the other. The loss of any one or more of our major clients would cause sales to fall below expectations and materially reduce our revenues, margins and net income.

Our Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase.

      Most of our client contracts extend for terms of between one and three years. During the terms of these contracts, our clients typically may elect to purchase any of several different combinations of products and services. The revenue that we receive for processing a transaction for a client may vary significantly depending on the particular products and services used to process the transaction. In particular, transactions handled through our TeleServices Group generally result in significantly higher revenue to us than transactions that are submitted and processed electronically. Therefore, our revenues from a particular client may decline if the client changes the combination of products and services it purchases from us.

      To the extent our client contracts contain minimum purchase or payment requirements, these minimums are typically at levels significantly below actual or historical purchase or payment levels. Therefore, our current clients may not continue to utilize our products or services at levels similar to previous years or at all, and may not generate significant revenues in future periods. If any of our major clients significantly reduces or changes the combination of products or services it purchases from us for any reason, our business would be seriously damaged.

Our Revenues Are Concentrated in the Wireless Telecommunications Industry, Which Is Experiencing Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs.

      We currently derive almost all of our revenues from companies in the wireless telecommunications industry, and we expect that, even after our acquisition of Authorize.Net, wireless telecommunications companies will continue to account for a substantial majority of our revenues for the foreseeable future. In recent years, the growth rate of the domestic wireless industry has slowed. In addition, consolidation has affected the number of carriers to whom our products and services can be marketed and sold, and competition among wireless carriers has continued to increase, resulting in heightened efforts by carriers to control costs. Many of our carrier clients have sought, and may in the future seek, pricing concessions when they renew their service agreements with us, which could affect our revenues and profitability. In addition, certain of our carrier clients have sought bankruptcy protection in the past year, and we believe it is likely that additional clients may file for bankruptcy protection if current industry conditions continue. Bankruptcy filings by our clients or former clients such as WorldCom may prevent us from collecting some or all of the amounts owing to us at the time of filing, may require us to return some or all of any payments received by us within 90 days prior to a bankruptcy filing which could be significant in amount as is the case with WorldCom and may also result in the termination of our service agreements. As a result of the foregoing conditions, our success depends on a number of factors:

•	our ability to maintain our profit margins on sales of products and services to companies in the wireless telecommunications industry;

•	the financial condition of our clients and their continuing ability to pay us for services and products;

•	our ability to develop and market new or enhanced products and services to new and existing clients;

•	continued growth of the domestic wireless telecommunications markets;

•	the number of carriers seeking to implement prepaid billing services; and

•	our ability to increase sales of our products and services internationally.

We Have Made and May Continue to Make Acquisitions, Which Involve Risks.

      We acquired Coral Systems, Inc. in November of 1997, Corsair in February of 2001 and the assets of Altawave in February of 2002. We expect to close our acquisition of Authorize.Net in the second quarter of 2004. We may also make additional acquisitions in the future if we identify companies, technologies or assets that appear to complement our business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. For example:

•	We may be unable to integrate Authorize.Net or other acquired businesses successfully and to realize anticipated economic, operational and other benefits in a timely manner. Integration of Authorize.Net could prove especially difficult because it operates in a market in which we have limited expertise and because its operations are geographically remote from our existing facilities. The need to retain existing clients and employees of an acquired company and to integrate differing corporate cultures can also present significant risks. If we are unable to successfully integrate Authorize.Net or other acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

•	Our acquisition of Authorize.Net will significantly reduce our available cash and liquidity. In other future acquisitions, we may issue equity securities that could be dilutive to our shareholders or we may use our remaining cash, which may have an adverse effect on our liquidity. We also may incur additional debt and amortization expense related to intangible assets as a result of acquisitions. This additional debt and amortization expense, as well as the potential impairment of any purchased goodwill, may materially and adversely affect our business and operating results. We may also be required to make continuing investments in acquired products or technologies to bring them to market, which may negatively affect our cash flows and net income. In addition, we may assume contingent liabilities that may be difficult to estimate.

•	We may not be able to close our pending acquisition of Authorize.Net Corporation because of the failure to obtain certain regulatory approvals or meet certain closing conditions. If we do not close, we will have incurred significant transaction related costs, diverted management’s attention from our existing business, and delayed our strategy to expand into new markets.

•	Acquisitions may divert management’s attention from our existing business and may damage our relationships with our key clients and employees.

The Success of Our Growth Strategy Is Dependent on Our Ability to Expand into New Markets.

      In order to achieve growth in our business, we are seeking to expand our business into new markets, including the online transaction market and the wireless data market. If we are not able to expand successfully into new markets, our financial results and future prospects may be harmed. Our ability to enter new markets depends on a number of factors, including:

•	growth in the online transaction market;

•	our ability to provide products and services to address the needs of those markets; and

•	competition in those markets.

If We Do Not Continue to Enhance Our Existing Products and Services, and Develop or Acquire New Ones, We Will Not Be Able to Compete Effectively.

      The industries in which we do business or intend to do business have been changing rapidly as a result of increasing competition, technological advances, regulatory changes and evolving industry practices and standards, and we expect these changes will continue. Current and potential clients have also experienced significant changes as the result of consolidation among existing industry participants and economic conditions. In addition, the business practices and technical requirements of our clients are subject to changes that may require modifications to our products and services. In order to remain competitive and successfully address the evolving needs of our clients, we must commit a significant portion of our resources to:

•	identify and anticipate emerging technological and market trends affecting our core wireless business as well as the online market;

•	enhance our current products and services in order to increase their cost-effectiveness to clients that are seeking to control costs and to meet regulatory requirements;

•	develop or acquire new products and services that meet emerging client needs, such as services to allow companies to authenticate the identity of consumers engaged in online transactions and products and services for the online market;

•	modify our products and services in response to changing business practices and technical requirements of our clients, as well as to new regulatory requirements, such as local number portability;

•	integrate our current and future products; and

•	create and maintain interfaces to changing client and third party systems.

      We must achieve these goals in a timely and cost-effective manner and successfully market our new and enhanced products and services to clients. In the past, we have experienced errors or delays in developing new products and in modifying or enhancing existing products. If we are unable to expand or appropriately enhance or modify our products and services quickly and efficiently, our business and operating results will be adversely affected.

Our Clients and We Must Comply with Complex and Changing Consumer Credit and Privacy Laws.

      Government regulation influences our current and prospective clients’ activities, as well as their expectations and needs in relation to our products and services. For example, our clients include telecommunications companies that, to the extent that they extend consumer credit, may be subject to federal and state regulations. In making credit evaluations of consumers, performing fraud screening or user authentication, our clients are subject to requirements of federal law, including the ECOA, the FCRA and the GLBA and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation may also affect the nature and extent of the products or services that we can provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection. Although most of our products and services, other than our ProFile service, are not directly subject to these requirements, we must take these extensive and evolving requirements into account in order to meet our clients’ needs. When we complete our acquisition of Authorize.Net, we will also need to comply with state and federal laws governing the processing of financial transactions. In some cases, consumer credit laws require our clients to notify consumers of credit decisions made in connection with their applications for telecommunications services, and we have contracted with some of our clients, including Sprint, AT&T, Nextel, Western Wireless Corporation and Dobson Communications, Inc., to provide such notices on their behalf. Our software has in the past contained, and could in the future contain, undetected errors affecting compliance by our clients with one or more of these legal requirements. Failure to properly implement these requirements in our products and services in a timely, cost-effective and accurate manner could result in liability, either directly or as indemnitor of our clients, damage to our reputation and relationships with clients and a loss of business.

Our Business May be Harmed by Errors in Our Software.

      The software that we develop and license to clients, and that we also use in providing our transaction processing and call center services, is extremely complex and contains hundreds of thousands of lines of computer code. Large, complex software systems such as ours are susceptible to errors. The difficulty of preventing and detecting errors in our software is compounded by the fact that we maintain multiple versions of our systems to meet the differing requirements of our major clients, and must implement frequent modifications to these systems in response to these clients’ evolving business policies and technical requirements. Our software design, development and testing processes are not always adequate to detect errors in our software prior to its release or commercial use. As a result, we have from time to time discovered, and may likely in the future discover, errors in software that we have put into commercial use for our clients, including some of our largest clients. Because of the complexity of our systems and the large volume of transactions they process on a daily basis, we sometimes have not detected software errors until after they have affected a significant number of transactions. Software errors can have the effect of causing clients that utilize our products and services to fail to comply with their intended credit or business policies, or to fail to comply with legal requirements, such as those under the ECOA, FCRA, or GLBA. Such errors, particularly if they affect a major client, can harm our business in several ways, including the following:

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

      Our errors and omissions insurance may not adequately compensate us for losses that may occur due to software errors. It is also possible that such insurance might cease to be available to us on commercially reasonable terms or at all.

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

Our Success Is Dependent in Part on PrePay, Which May Not Achieve Market Penetration.

      Our future operating results will depend to a significant extent on the demand for and market penetration of PrePay, our prepaid metered billing system. To date, only a small number of wireless carriers, almost all of them outside the U.S., have deployed PrePay, and the rate of adoption of the PrePay system will need to increase significantly in order to achieve our revenue targets. PrePay has been sold predominantly by Ericsson. Ericsson, from time to time, may evaluate and seek to distribute or acquire alternative vendors’ prepaid product offerings. Any change in the terms of our distribution arrangements with Ericsson or Ericsson’s desire to discontinue our relationship would drastically affect sales of PrePay. Although our own sales force also sells PrePay, it has not yet generated significant PrePay sales. We cannot ensure that sales of the PrePay system will increase or that PrePay will gain market penetration. If PrePay does not gain market penetration our future operating results would be adversely affected.

If We Are Unable to Acquire Complementary Businesses, Our Future Growth Will Be Limited.

      A key element of our growth strategy is to acquire businesses, technologies or products that expand and complement our business. We believe acquisitions are necessary for us to continue to grow at a desirable rate, and we will continue to evaluate possible acquisition opportunities in the future. Even if we are able to identify suitable companies or businesses to buy, we may not be able to purchase any of these companies at favorable prices, or at all, for any number of reasons. If we are unable to make acquisitions, we may not be able to meet or exceed our historical levels of growth and earnings.

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

Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.

      PrePay is currently marketed primarily through a distribution agreement with Ericsson. We have also entered into a business alliance with VeriSign to assist us in penetrating the online transaction market. In addition, Authorize.Net distributes its service offerings primarily through third party resellers. We intend to continue to market and distribute our current and future products and services through existing and other relationships both in and outside of the United States. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Failure by our existing and future distributors or other sales and marketing partners to generate significant revenues or our failure to establish additional distribution or sales and marketing alliances could have a material adverse effect on our business, operating results and financial condition.

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

•	We ship our software products within a short period after receipt of an order, and we usually do not have a material backlog of unfilled orders of software products. Consequently, our revenues from software licenses in any quarter depend substantially on the orders booked and shipped in that quarter. As a result, a delay in the consummation of a license agreement may cause our revenues to fall below expectations for that quarter.

•	Our consulting services revenues can fluctuate based on the timing of product sales and projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues or staffing requirements accurately more than a few months in advance.

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

Our Foreign Sales and Operations Subject Us to Risks and Concerns Which Could Negatively Affect Our Business Overall.

      We expect our international revenues will continue to represent a significant portion of our total revenues. We also intend to further expand our sales efforts internationally. In addition to the risks generally associated with sales and operations in the U.S., sales to clients outside the U.S. and operations in foreign countries present us with many additional risks, including the following:

•	the imposition of financial and operational controls and regulatory restrictions by foreign governments;

•	the need to comply with a wide variety of complex U.S. and foreign import and export laws and treaties;

•	political and economic instability that may lead to reduced demand for our products and services;

•	changes in tariffs, taxes and other barriers that may reduce our ability to sell our solutions or may reduce the profitability of those solutions;

•	longer payment cycles and increased difficulties in collecting accounts receivable;

•	fluctuations in interest and currency exchange rates, which may reduce our earnings if we denominate arrangements with international clients in the currency of the country in which our products or services are provided, or with respect to arrangements with international clients that are U.S. dollar-denominated, which may make our systems less price-competitive;

•	changes in technology standards, such as interfaces between products, that are developed by foreign groups and may require additional development efforts on our part or change the buying behavior of some of our clients;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in managing a global network of distributors or representatives and in staffing and managing foreign subsidiary operations;

•	costs and risks of localizing systems in foreign countries;

•	additional complications and expenses related to supporting products internationally; and

•	the possibility that our purchase agreements may be governed by foreign laws that differ significantly from U.S. laws, which may limit our ability to enforce our rights under these agreements.

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

We Face Competition from a Broad and Increasing Range of Vendors.

      The market for products and services offered to communications providers and participants in online transactions is highly competitive and subject to rapid change. Each of these markets is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in each of the markets in which we compete, which will result in the entrance of new competitors in the future. We face potential competition from several primary sources:

•	software vendors that provide one or more customer acquisition, customer relationship management and retention or risk management solutions, including ECtel Ltd., TSI Telecommunications Services Inc. (“TSI”), Fair, Isaac & Co. Inc., Magnum Software Systems, Inc., American Management Systems, Incorporated and SLP Infoware;

•	telecommunications equipment vendors that market software-based solutions to complement their hardware offerings, such as Hewlett-Packard Company and Ericsson;

•	service providers that offer customer acquisition, customer relationship management and retention, risk management or authentication services in connection with other services, including Choicepoint Inc., Visa U.S.A., Experian Information Solutions, Inc., Equifax, Inc., RiskWise, L.L.C., Trans Union, L.L.C., Schlumberger Sema plc and Amdocs Ltd;

•	information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

•	information technology vendors that offer wireless and internet software applications such as Oracle Corporation, Microsoft Corporation and International Business Machine Corporation;

•	consulting firms or systems integrators that may offer competitive services or the ability to develop customized solutions for customer acquisition and qualification, customer relationship management and retention or risk management, such as American Management Systems, Incorporated, Accenture Ltd., BearingPoint, Inc., PeopleSoft, Inc., Siebel Systems, Inc. and Cap Gemini Ernst & Young;

•	software vendors of prepaid wireless billing products, including Boston Communications Group, Inc., Intervoice, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., VeriSign Telecommunications Services, Telemac Cellular Corporation, Fair, Isaac & Co. Inc., ORGA Kartensysteme GmbH, Schlumberger Sema plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Hewlett-Packard Company (Tandem Division), Telcordia Technologies, Inc. and Sixbell;

•	a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as Verizon Communications, Inc., Authentix Network Inc. and Fair, Isaac & Co., Inc.; and

•	vendors that provide products and services in the wireless data market, such as Bridgewater Systems Corporation, OracleMobile, a division of Oracle Corporation, 4thPass, Inc., TSI, Seven Networks, Inc. and Openwave Systems Inc.

      Because competitors can easily penetrate one or more of our markets, we anticipate additional competition from other established and new companies. In addition, competition may intensify as competitors establish cooperative relationships among themselves or alliances with others.

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

      In addition, our business is materially dependent on services provided by various telecommunications providers. A significant increase in the cost of telecommunications services that we cannot recover through an increase in the price of our services, or any significant interruption in telecommunications services, could seriously harm our business.

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

      We have a limited number of patents in the U.S. and abroad, and have pending applications for additional patents, but we cannot be certain that any additional patents will be issued on those applications, that any of our current or future patents will protect our business or technology against competitors that develop similar technology or products or provide us with a competitive advantage, or that others will not claim rights in our patents or our proprietary technologies.

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

Our Business Could Require Additional Financing.

      Our future business activities, including our planned acquisition of Authorize.Net, the development or acquisition of new or enhanced products and services, the acquisition of additional computer and network equipment, the relocation of our corporate headquarters, and the international expansion of our business will require us to make significant capital expenditures. If our available cash resources prove to be insufficient, because of unanticipated expenses, revenue shortfalls or otherwise, we may need to seek additional financing or curtail our expansion activities. If we obtain equity financing for any reason, our existing stockholders may experience dilution in their investments. If we obtain debt financing, our business could become subject to restrictions that affect our operations or increase the level of risk in our business. It is also possible that, if we need additional financing, we will not be able to obtain it on acceptable terms, or at all.

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

      In particular, we may issue preferred stock in the future without stockholder approval, upon terms determined by our board of directors. The rights of holders of our common stock would be subject to, and may be adversely affected by, the rights of holders of any preferred stock issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock. We also have adopted a stockholder rights plan that may deter or delay attempts to acquire us or to accumulate shares of common stock. Except for the stockholder rights plan, we have no present plans to designate or issue any shares of preferred stock.

      In addition, the members of our Board of Directors serve staggered three-year terms, with approximately one-third of the members elected each year. This structure makes it more difficult for stockholders to change the composition of a majority of our Board.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIEs) that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE.

      In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (FIN 46R) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (SPEs) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of VIEs other than SPEs, is required in financial statements for periods ending after March 15, 2004. The Company does not have any investments in or contractual relationships or other business relationships with any VIE and therefore the adoption will not have any impact on the Company’s consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS 149 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. Adoption of SFAS 150 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The market risk exposure inherent in the Company’s financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents. Cash and cash equivalents include short-term, highly liquid instruments which consist primarily of money market accounts, purchased with remaining maturities of three months or less. The Company’s short term investments also include debt securities maturing in one year or less that are classified as available for sale. These investments are carried at fair value. The Company does not execute transactions in or hold derivative financial instruments for trading or hedging purposes.

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

      Market risk for cash and cash equivalents is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company’s financial position or results of operations during 2003.

      The Company is not subject to any material market risk associated with foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

      The financial statements of the Company are listed in the index included in Item 15(a)(1) of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      The information called for by this Item is not applicable.

Item 9A.	Controls and Procedures

      The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. The Company’s Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company’s Chief Executive Officer and Chief

Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives.

      There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred in the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this item will be contained in the Company’s Proxy Statement for the 2004 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated by reference herein.

Item 11.	Executive Compensation

      Information required by this item will be contained in the Company’s Proxy Statement for the 2004 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this item will be contained in the Company’s Proxy Statement for the 2004 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

      Information required by this item will be contained in the Company’s Proxy Statement for the 2004 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

      Information required by this item will be contained in the Company’s Proxy Statement for the 2004 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report

      (1) Consolidated Financial Statements

Independent Auditors’ Report — Deloitte & Touche LLP
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto.

      (3) Exhibits

Exhibit No.		Description

2	.1(1)	Amended and Restated Agreement and Plan of Reorganization dated November 8, 2000 among the Company, Lightning Merger Corporation and Corsair Communications, Inc.
3	.1(2)	Amended and Restated Certificate of Incorporation of the Company
3	.2(2)	Amended and Restated By-Laws of the Company
3	.3(3)	Amendment to Amended and Restated By-Laws of the Company, adopted October 29, 1998
4	.1(2)	Specimen Certificate for Common Stock of the Company
4	.2(4)	Rights Agreement dated as of November 14, 1997, between Lightbridge, Inc. and American Stock Transfer and Trust Company, as Rights Agent
4	.3(4)	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock of Lightbridge, Inc.
4	.4(4)	Form of Right Certificate
10	.1(2)	1991 Registration Rights Agreement dated February 11, 1991, as amended, between the Company and the persons named therein
10	.2(2)	Subordinated Note and Warrant Purchase Agreement dated as of August 29, 1994 between the Company and the Purchasers named therein, including form of Subordinated 14% Promissory Notes and form of Common Stock Purchase Warrants
10	.3(2)	Form of Common Stock Purchase Warrants issued August 1995
10	.4(2)	Settlement Agreement dated February 2, 1996 between the Company, BEB, Inc., BEB Limited Partnership I, BEB Limited Partnership II, BEB Limited Partnership III, BEB Limited Partnership IV, certain related parties and Brian Boyle
10	.5(2)	1990 Incentive and Nonqualified Stock Option Plan
10	.6(2)	1996 Employee Stock Purchase Plan
10	.7(2)	Employment Agreement dated August 16, 1996 between the Company and Pamela D.A. Reeve
10	.8(2)	Letter Agreement, dated August 26, 1996, between the Company and Brian E. Boyle, including form of Common Stock Purchase Warrant and Registration Rights Agreement
10	.9(2)	Office Lease dated September 30, 1994, as amended, between the Company and Hobbs Brook Office Park
10	.10(5)	Office Lease dated March 5, 1997, between the Company and Sumitomo Life Realty (N.Y.), Inc.

Exhibit No.		Description

10	.11(6)	First and Second Amendments dated July 22, 1997 and October 6, 1997, respectively, to the Office Lease included as Item 10.10
10	.12(7)	Office Building Lease, dated March 12, 1998, between 8900 Grantline Road Investors and the Company
10	.13(8)	Third and Fourth Amendments dated March 15, 1999 and July 16, 1999, respectively, to the office lease included as Item 10.10
10	.14(8)	Office Lease dated October 4, 1999, between the Company and New Alliance Properties, Inc.
10	.15(8)	First Amendment dated September 20, 1999 to the Office Lease included as Item 10.9
10	.16(9)	Fifth and Sixth Amendments dated March 10, 2000 to the office lease included as Item 10.10
10	.17(10)	Employment Agreement dated May 25, 2000 between the Company and Harlan Plumley
10	.18(10)	1996 Incentive and Non-Qualified Stock Option Plan (as amended)
10	.19(10)	1998 Non-Statutory Stock Option Plan (as amended)
10	.20(11)	Office lease dated August 15, 2000 between the Company and Arthur Pappathanasi, trustee of 330 Scangas Nominee Trust
10	.21(12)	Amendment to 1998 Non-Statutory Stock Option Plan adopted on November 16, 2000
10	.22(13)	Amendment to 1996 Incentive and Non-Qualified Stock Option Plan
10	.23(14)	Amendment to 1996 Employee Stock Purchase Plan
10	.24(15)	Memorandum Agreement between Harlan Plumley and the Company dated April 23, 2002
10	.25(16)	Separation Agreement and Release between Carla Marcinowski and the Company dated June 28, 2002
10	.26(16)	Letter Agreement between Thomas Reynolds and the Company dated July 19, 2002
10	.27(17)	Amendment to the Company’s 1996 Employee Stock Purchase Plan, as amended
10	.28(17)	Memorandum Agreement dated August 5, 2002 by and between the Company and Pamela D.A. Reeve
10	.29(17)	Memorandum Agreement dated August 5, 2002 by and between the Company and Judith Dumont
10	.30(18)	Foreign Exchange Master Agreement dated March 31, 2003 by and among Citizens Bank of Massachusetts, the Company, Corsair Communications, Inc., Coral Systems, Inc., and Lightbridge Security Corporation.
10	.31(19)	Separation agreement and release dated July 8,2003 between Christine Cournoyer and the Company
10.32		Office Building Lease, dated December 23, 2003 between Corporate Drive Corporation, as Trustee of Corporate Drive Nominee Realty Trust, and the Company
23.1		Independent Auditors Consent — Deloitte & Touche LLP
24.1		Power of Attorney (See signature page hereto)
31.1		Certification of Pamela D.A. Reeve dated March 15, 2004
31.2		Certification of Harlan Plumley dated March 15, 2004
32.1		Certification of Pamela D.A. Reeve and Harlan Plumley dated March 15, 2004 (furnished but not filed with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration Number 333-50196), as filed with the Securities and Exchange Commission on November 17, 2000.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-6589).

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on November 21, 1997.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(19)	Incorporated by reference to the Company’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

      (b) Reports on Form 8-K filed in the fourth quarter of 2003

      On October 23, 2003, the Company furnished a Current Report on Form 8-K to report, under Item 12, Results of Operations and Financial Condition, the release of its results of operations for the quarter ended September 30, 2003. The Report also included, under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the press release regarding the Company’s third quarter 2003 financial results.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2004.

LIGHTBRIDGE, INC.

By:	/s/ PAMELA D. A. REEVE

Pamela D. A. Reeve
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

Name	Title	Date

/s/ HARLAN PLUMLEY Harlan Plumley	Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ RACHELLE B. CHONG Rachelle B. Chong	Director	March 15, 2004

/s/ ROBERT E. DONAHUE Robert E. Donahue	Director	March 15, 2004

/s/ KEVIN C. MELIA Kevin C. Melia	Director	March 15, 2004

Andrew G. Mills	Director

/s/ DOROTHY A. TERRELL Dorothy A. Terrell	Director	March 15, 2004

/s/ DAVID C. TURNER David C. Turner	Director	March 15, 2004

INDEPENDENT AUDITORS’ REPORT

      We have audited the accompanying consolidated balance sheets of Lightbridge, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Waltham, Massachusetts

March 15, 2004

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$69,685	$90,664
Short-term investments	63,803	42,806
Accounts receivable, net	20,071	17,679
Deferred tax assets	3,267	3,012
Other current assets	4,158	3,112

Total current assets	160,984	157,273
Property and equipment, net	9,408	16,183
Deferred tax assets	4,553	3,713
Other assets, net	362	709
Goodwill	1,664	1,664
Intangible assets, net	865	1,130

Total assets	$177,836	$180,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,825	$5,676
Accrued compensation	4,246	5,263
Other accrued liabilities	4,134	4,206
Deferred revenues	5,461	4,292
Reserves for restructuring	2,634	1,335

Total current liabilities	23,300	20,772
Other long-term liabilities	33	259

Total liabilities	23,333	21,031
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2003 and 2002	—	—
Common stock; $0.01 par value, 60,000,000 shares authorized; 29,647,795 and 29,400,762 shares issued; 26,843,352 and 27,282,224 shares outstanding at December 31, 2003 and 2002, respectively	298	296
Additional paid-in capital	166,882	165,241
Warrants	206	206
Retained earnings	4,072	5,521
Less treasury stock; 2,804,443 and 2,118,538 shares at cost at December 31, 2003 and 2002, respectively	(16,955)	(11,623)

Total stockholders’ equity	154,503	159,641

Total liabilities and stockholders’ equity	$177,836	$180,672

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)

	Years Ended December 31,

	2003	2002	2001

Revenues:
Transaction	$80,552	$88,376	$104,019
Software licensing	8,012	10,212	24,802
Consulting and services	28,666	32,491	41,484
Hardware	2,748	2,359	6,311

Total revenues	119,978	133,438	176,616
Cost of revenues:
Transaction	45,667	49,194	55,591
Software licensing	1,251	1,247	2,485
Consulting and services	12,741	13,663	18,275
Hardware	2,290	1,839	4,460

Total cost of revenues	61,949	65,943	80,811

Gross profit:
Transaction	34,885	39,182	48,428
Software licensing	6,761	8,965	22,317
Consulting and services	15,925	18,828	23,209
Hardware	458	520	1,851

Total gross profit	58,029	67,495	95,805

Operating expenses:
Development costs	28,426	29,269	32,259
Sales and marketing	14,239	13,270	20,460
General and administrative	14,143	18,170	19,517
Restructuring costs	5,079	3,616	4,000
Merger related costs	—	—	5,999
Purchased in-process research and development	—	1,618	—

Total operating expenses	61,887	65,943	82,235

Income from operations	(3,858)	1,552	13,570
Other income (expense):
Interest income	1,778	2,439	4,233
Equity in loss of partnership investment	(471)	(464)	—

Total other income, net	1,307	1,975	4,233

Income (loss) before provision for income taxes	(2,551)	3,527	17,803
Provision for (benefit from) income taxes	(1,102)	(103)	3,848

Net income (loss)	$(1,449)	$3,630	$13,955

Basic earnings (loss) per share (Note 11)	$(0.05)	$0.13	$0.50

Diluted earnings (loss) per share (Note 11)	$(0.05)	$0.13	$0.48

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

							Retained
	Common Stock		Additional		Receivable		Earnings	Treasury Stock		Total
			Paid-in	Deferred	From		(Accumulated			Stockholders’
	Shares	Amount	Capital	Comp.	Stockholder	Warrants	Deficit)	Shares	Amount	Equity

Balance, January 1, 2001	29,634	$296	$171,303	$(9)	$(115)	$206	$(12,064)	1,944	$(14,631)	$144,986
Issuance of common stock for cash	68	1	695	—	—	—	—	—	—	696
Exercise of common stock options	277	3	1,870	—	—	—	—	—	—	1,873
Exercise of common stock warrants	8	—	17	—	—	—	—	—	—	17
Retirement of treasury stock	(894)	(9)	(11,878)	—	—	—	—	(894)	11,887	—
Amortization of deferred
compensation	—	—	—	9	—	—	—	—	—	9
Repurchase of common stock	—	—	—	—	—	—	—	41	(374)	(374)
Tax benefit from disqualifying dispositions of stock options	—	—	360	—	—	—	—	—	—	360
Net income	—	—	—	—	—	—	13,955	—	—	13,955

Balance, December 31, 2001	29,093	291	162,367	—	(115)	206	1,891	1,091	(3,118)	161,522
Issuance of common stock for cash	72	1	584	—	—	—	—	—	—	585
Exercise of common stock options	394	4	2,118	—	—	—	—	—	—	2,122
Retirement of treasury stock	(158)	—	—	—	—	—	—	(158)	—	—
Repurchase of common stock	—	—	—	—	—	—	—	1,186	(8,505)	(8,505)
Tax benefit from disqualifying dispositions of stock options	—	—	172	—	—	—	—	—	—	172
Shareholder note written off as uncollectible	—	—	—	—	115	—	—	—	—	115
Net income	—	—	—	—	—	—	3,630	—	—	3,630

Balance, December 31, 2002	29,401	296	165,241	—	—	206	5,521	2,119	(11,623)	159,641
Issuance of common stock for cash	84	—	435	—	—	—	—	—	—	435
Exercise of common stock options	163	2	995	—	—	—	—	—	—	997
Repurchase of common stock	—	—	—	—	—	—	—	685	(5,332)	(5,332)
Tax benefit from disqualifying dispositions of stock options	—	—	211	—	—	—	—	—	—	211
Net loss	—	—	—	—	—	—	(1,449)	—	—	(1,449)

Balance, December 31, 2003	29,648	$298	$166,882	$—	$—	$206	$4,072	2,804	$(16,955)	$154,503

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(1,449)	$3,630	$13,955
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(1,095)	1,732	(2,190)
Purchased in-process research and development	—	1,618	—
Depreciation and amortization	10,398	15,326	15,729
Loss on disposal of property and equipment	1,511	735	—
Tax benefit from disqualifying dispositions of stock options	211	172	360
Changes in assets and liabilities:
Accounts receivable	(2,392)	9,964	14,469
Inventories	—	263	1,980
Other assets	(699)	2,298	1,212
Accounts payable and accrued liabilities	1,359	(3,361)	(10,672)
Other long-term liabilities	(226)	(408)	(296)
Deferred revenues	1,169	(1,952)	(4,366)

Net cash provided by operating activities	8,787	30,017	30,181
Cash flows from investing activities:
Purchases of property and equipment	(4,869)	(4,370)	(11,997)
Purchase of investments	(179,385)	(119,539)	(9,865)
Proceeds from sales and maturities of short-term investments	158,388	87,804	51,218
Acquisition of Altawave	—	(4,949)	—

Net cash provided by (used in) investing activities	(25,866)	(41,054)	29,356
Cash flows from financing activities:
Proceeds from notes receivable	—	—	181
Repurchases of common stock	(5,332)	(8,505)	(374)
Proceeds from issuance of common stock	1,432	2,707	2,569
Proceeds from exercise of warrants	—	—	17

Net cash provided by (used in) financing activities	(3,900)	(5,798)	2,393

Net increase (decrease) in cash and cash equivalents	(20,979)	(16,835)	61,930
Cash and cash equivalents, beginning of year	90,664	107,499	45,569

Cash and cash equivalents, end of year	$69,685	$90,664	$107,499

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share data)

1.	Business and Acquisition Activity

      Business — Lightbridge, Inc. (“Lightbridge” or the “Company”) was incorporated in June 1989 under the laws of the state of Delaware. The Company develops, markets and supports a suite of products and services for communications providers and online businesses that supports the customer lifecycle, including customer qualification and acquisition, risk management, prepaid billing, mobile data management and authentication services.

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

      Any additional contingent consideration that would have been paid in connection with the Altawave acquisition would have been recorded as goodwill when the underlying conditions were met and payment became probable. No contingent payments were required to be made in connection with the Altawave acquisition. The results of operations of Altawave are not significant to the Company, and, accordingly, pro forma disclosure of the results of operations, as if Altawave had been acquired at the beginning of 2001, has not been provided.

      In connection with the Altawave acquisition, the Company recorded a $1.6 million charge during the first quarter of 2002 for several IPR&D projects. The technology acquired from Altawave includes solutions that offer wireless carriers and enterprises a service platform for the development and management of data content and applications. The complexity of the technology lies in its comprehensive, secure and scalable characteristics. The research projects in process at the date of acquisition related to the development of the Lightbridge

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mobile Data Manager (“MDM”) suite of products consisting of MDM Server, MDM Administration, MDM Altalinks and MDM Provisioner, as well as the Consumer Group Applications (“CGA”). Development of the technology was started in 2000.

      The value of the projects was determined by an independent appraiser using the income approach. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of estimated total research and development expenses to bring the projects to technological feasibility. At the acquisition date, the Company estimated that the MDM suite and CGA were approximately 70% and 32% complete, respectively, with fair values of approximately $1.0 million and $0.6 million, respectively. The discount rate used for the fair value calculation was 37% for the MDM suite and 40% for CGA. At the date of acquisition, development of the technology involved risks to the Company including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology. Lightbridge completed the development of the MDM suite in the quarter ended September 30, 2002 and the CGA project in the quarter ended September 30, 2003 having spent approximately $150 and $300, respectively, on the projects after the acquisition.

      Recent Pending Acquisition — On March 1, 2004, the Company announced it had signed an agreement with InfoSpace, Inc. to acquire all of the outstanding stock of Authorize.Net Corporation for $82 million in cash. The Company expects to incur approximately an additional $2.6 million for acquisition related transaction costs. The transaction is expected to close in the second quarter of 2004, subject to necessary approvals. Authorize.Net is a provider of payment solutions for online customer transactions. The Authorize.Net payment gateway provides credit card and electronic check solutions to companies that process orders for goods and services over the Internet. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments.

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

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Revenues from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined. To the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value or by utilizing the residual method. Revenues from consulting and services contracts are generally recognized as the services are performed. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement and are reported as consulting and services revenues. Revenues from hardware sales is recognized upon shipment, unless testing, integration or implementation services are required, in which case hardware revenue is recognized upon commissioning and acceptance of the product. Revenues from hardware sold in conjunction with software licenses is deferred until the related license revenue is recognized.

      Substantially all of the Company’s customers are providers of wireless telecommunications services and are generally granted credit without collateral. Lightbridge specifically analyzes accounts receivable balances and historical bad debts, customer creditworthiness, current domestic and international economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s revenues vary throughout the year, with the period of highest revenue generally occurring during the period October 1 through December 31. The allowance for doubtful accounts at December 31, 2003, 2002, and 2001 was approximately $2,561, $2,955 and $2,965, respectively. The Company recorded bad debt expense of $0, $200 and $630 and had write-offs, net of recoveries, associated with accounts receivable of $394, $210 and $190 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Customers exceeding 10% of the Company’s revenues during the years ended December 31 are as follows:

	Years Ended Dec. 31,

	2003	2002	2001

Sprint Spectrum L.P.	28%	30%	22%
AT&T Wireless Services, Inc	21	21	20
Ericsson AB	14	15	16
Nextel Operations, Inc.	12	11	7

Total	75%	77%	65%

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Export Sales — The Company had export sales to the following regions for the years ended December 31:

	2003	2002	2001

Latin America	$9,240	$10,436	$20,615
Mexico	6,191	9,299	14,394
Africa	1,476	803	—
Canada	604	748	1,129
Asia	79	273	2,872
Russia	947	169	783
Europe	120	157	388

Total	$18,657	$21,885	$40,181

      Goodwill and Acquired Intangible Assets — In connection with the acquisition of Altawave, the Company recorded goodwill of $1.7 million. The Company is required to test such goodwill for impairment on at least an annual basis. The Company has adopted January 1st as the date of the annual impairment test and, therefore, performed the annual impairment test on January 1, 2004. A comparison of the fair value of the reporting unit to its carrying amount, including goodwill, did not indicate impairment was present. The Company will assess the impairment of goodwill on an annual basis or sooner if other indicators of impairment arise.

      Acquired intangible assets primarily represent the existing technology related to the acquisition of Altawave in 2002 and are included with other assets in the accompanying balance sheet. These assets are being amortized on a straight-line basis over their five year estimated useful lives. Acquired intangible assets consisted of the following at December 31:

	2003	2002

Altawave:
Acquired intangible asset	$1,330	$1,330
Accumulated amortization	(465)	(200)

Net	$865	$1,130

      Income Taxes — The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. Deferred income tax assets are principally the result of net operating loss carryforwards, income tax credits and differences in depreciation and amortization and accrued expenses and reserves for financial purposes and income tax purposes, and are recognized to the extent realization of such benefits is more likely than not. Lightbridge periodically assesses the recoverability of any tax assets recorded on the balance sheet and provides for any necessary valuation allowances. (See Note 9)

      Warranty Reserve — The Company no longer actively sells or markets its PhonePrint system. As a result of the limited demand for the PhonePrint system and the Company’s decision to no longer actively sell or market this system, no significant revenues are expected from this product in the future. The Company has a warranty reserve to cover the costs of PhonePrint replacement units or spare parts. As the number of carriers still operating the PhonePrint system has declined substantially, the Company reduced its PhonePrint warranty reserve by $526 in 2002. The balance in the warranty reserve at December 31, 2003 and 2002 was $250.

      Development Costs — Development costs, which consist of research and development of new products and services, are expensed as incurred, except for software development costs. Software development costs are

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized after establishment of technological feasibility which the Company defines as the point that a “working model” of the software application has achieved all design specifications and is available for “beta testing.” No costs have qualified for capitalization to date.

Supplemental Cash Flow Information

	Years Ended December 31,

	2003	2002	2001

Supplemental Item:
Cash paid for income taxes	$373	$3,925	$4,752

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

      Had the Company used the fair value method to measure compensation expense associated with grants of stock options to employees, reported net income and basic and diluted earnings per share would have been as follows:

	2003	2002	2001

Net income(loss) as reported	$(1,449)	$3,630	$13,955
Stock based compensation recorded in income	—	—	—
Stock based compensation measured using the fair value method (net of tax)	2,156	2,350	6,918

Net income (loss) pro forma	$(3,605)	$1,280	$7,037

Basic earnings per share pro forma	$(0.13)	$0.05	$0.25

Diluted earnings per share pro forma	$(0.13)	$0.05	$0.24

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

	Years Ended December 31,

	2003	2002	2001

Risk-free interest rate	2.9% - 4.7%	2.9% - 4.7%	3.9% - 4.9%
Expected life of options grants	1 - 5 years	1 - 5 years	1 - 5 years
Expected volatility of underlying stock	86%	90%	96%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	—	—	—

      It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

      Comprehensive Income — The Company currently has no items of comprehensive income other than net income.

      Disclosures About Segments of an Enterprise and Related Information — Based upon the way management and the Board of Directors monitor the operations, the Company operates in four distinct segments: the transaction business, the software license business, the consulting and service business, and the hardware business. Within these four segments, performance is measured based on gross profit realized from each segment. Information about revenues, cost of revenues and gross profit of each segment is shown separately on the statement of operations. Information about costs and expenses, other than costs of revenues, is not reported by segment. Amortization expense of acquired intangible assets recorded in software licensing cost of revenues for the years ended December 31, 2003, 2002 and 2001 was approximately $265, $542 and $651, respectively. There are no transactions between segments.

      Total assets for each reportable segment as of December 31, 2003 and 2002 were as follows:

	2003	2002

Transaction	$20,858	$22,903
Software licensing	3,580	3,758
Consulting and services	6,151	4,186
Hardware	1,858	113
Corporate	145,389	149,712

Total assets	$177,836	$180,672

      Corporate assets primarily represent cash, cash equivalents and investments totaling $133.5 million as of December 31, 2003 and 2002.

Recent Accounting Pronouncements —

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIEs) that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE.

      In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Otherwise, application of Interpretation 46R (FIN 46R) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (SPEs) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of VIEs other than SPEs, is required in financial statements for periods ending after March 15, 2004. The Company does not have any investments in or contractual relationships or other business relationships with any VIE and therefore the adoption will not have any impact on the Company’s consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS 149 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. Adoption of SFAS 150 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

3.	Investment

      In June 2001, the Company committed to invest up to $5.0 million in a limited partnership that invested in businesses within the wireless industry. The Company used the equity method of accounting for this limited partnership investment. For the year ended December 31, 2002, the Company’s proportionate share of the loss of the limited partnership was $0.5 million. In July 2003, the partners agreed to dissolve the partnership. Accordingly, future commitments were eliminated, and the remaining $0.5 million investment was written off in the quarter ended June 30, 2003.

4.	Property and Equipment

      Property and equipment consisted of the following at December 31:

	2003	2002

Furniture and fixtures	$2,430	$3,688
Leasehold improvements	8,209	10,114
Computer equipment	23,411	41,698
Computer software	11,262	13,029

	45,312	68,529
Less accumulated depreciation and amortization	(35,904)	(52,346)

Property and equipment, net	$9,408	$16,183

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Lines of Credit

      At December 31, 2002 the Company had an outstanding letter of credit in the amount of $1.0 million which was scheduled to expire in May 2003. On January 14, 2003, this letter of credit was replaced with a $1.0 million letter of credit, which expires in May 2004. On January 7, 2004, the Company entered into another $1.0 million letter of credit, which expires in January 2005.

      On January 14, 2003, the Company entered into a foreign exchange agreement, effective April 2003 with a bank for the purchase of one currency in exchange for the sale of another currency. This agreement is secured by $3.0 million held by the bank. To date, there have been no transactions under this agreement.

6.	Restructuring Costs

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

      The following summarizes the changes to the June 2002 restructuring reserves during the year ended December 31, 2003:

	Balance at			Balance at
	December 31,	Accrued/		December 31,
	2002	(Reversed)	Utilized	2003

Employee severance and termination benefits	$343	$(158)	$185	$—
Facility closing and related costs	992	199	569	622

	$1,335	$41	$754	$622

      In March 2003, the Company announced that it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $0.1 million for workforce reductions. In the quarter ended June 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.4 million for capital equipment write-offs. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2003, and the Company anticipates that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2004.

      The following summarizes the changes to the March 2003 restructuring reserves during the year ended December 31, 2003:

	Balance at			Balance at
	December 31,			December 31,
	2002	Accrued	Utilized	2003

Employee severance and termination benefits	$—	$77	$77	$—
Facility closing and related costs	—	548	185	363
Capital equipment write-offs	—	378	378	—

	$—	$1,003	$640	$363

      In June 2003, the Company announced that it would be closing its Irvine, California facility and transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees as follows: 16 in product and service delivery, 30 in development, 13 in sales and marketing and 11 in general and administrative. In the quarter ended June 30, 2003, the Company recorded a restructuring charge of approximately $0.7 million, consisting mainly of workforce reduction costs. In the quarter ended September 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $3.3 million, consisting of $1.1 million for workforce reductions, $1.7 million in future lease obligations for unused facilities and $0.5 million for capital equipment write-offs. In the quarter ended December 31, 2003, the Company recorded an additional restructuring charge of $0.1 million related to future lease obligations and employee severance benefits. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2003, and the Company anticipates that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2005.

      The following summarizes the changes to the June 2003 restructuring reserves during the year ended December 31, 2003:

	Balance at			Balance at
	December 31,			December 31,
	2002	Accrued	Utilized	2003

Employee severance and termination benefits	$—	$1,795	$1,542	$253
Facility closing and related costs	—	1,743	347	1,396
Capital equipment write-offs	—	497	497	—

	$—	$4,035	$2,386	$1,649

7.	Commitments and Contingencies

      Leases — The Company has noncancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2011 and certain of them contain provisions for extension on substantially the same terms as are currently in effect.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments under operating leases that include facilities affected by restructurings and the Company’s new headquarters lease, consisted of the following at December 31, 2003:

Operating
Leases

2004	$4,114
2005	4,301
2006	3,273
2007	2,585
Thereafter	7,693

Total minimum lease payments	$21,966

      Rent expense for operating leases was approximately $4,017, $6,052 and $5,979 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Warranties and Indemnities — The Company provides certain warranties and related indemnities in its client contracts. These warranties may include warranties that the transactions processed on a client’s behalf have been processed in accordance with the contract, that products delivered or services rendered meet designated specifications or service levels, and that certain applicable laws and regulations are complied with in the performance of services for or provision of products to a client. The Company maintains errors and omissions insurance that may provide coverage for certain warranty and indemnity claims. However, such insurance might cease to be available to the Company on commercially reasonable terms or at all.

      The Company generally undertakes to defend and indemnify the indemnified party for damages and expenses or settlement amounts arising from certain patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. Some agreements provide for indemnification for claims relating to property damage or personal injury resulting from the performance of services or provision of products by the Company, breaches of contract by the Company or the failure by the Company to comply with applicable laws in the performance of services or provision of products by the Company to its clients. Historically, the Company’s costs to defend lawsuits, or settle or pay claims relating to such indemnification provisions, have not been material. Accordingly, the estimated fair value of these indemnification provisions is not material.

8.	Common Stock Option Plans, Warrants, Stockholder Rights Plan

Stock Option Plans

      1990 Incentive and Nonqualified Stock Option Plan — Under the Company’s 1990 Incentive and Nonqualified Stock Option Plan, the Company could grant either incentive or nonqualified stock options to officers, directors, employees or consultants for the purchase of up to 2,400,000 shares of common stock. Options were granted with an exercise price equal to the common stock’s market value at the date of grant, as determined by the Board of Directors of the Company (the “Board”), and expire ten years later. No further grants can be made under the 1990 Incentive and Nonqualified Stock Option Plan.

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

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the discretion of the Board. Exercise prices must be greater than or equal to the fair market value on the date of grant, in the case of incentive stock options and nonqualified options. At December 31, 2003, 1,218,717 shares were available for grant under the 1996 Incentive and Nonqualified Stock Option Plan.

—	1996 Employee Stock Purchase Plan — The 1996 Employee Stock Purchase Plan provides for the sale of up to 600,000 shares of the Company’s common stock to employees. Employees are allowed to purchase shares at a discount from the lower of fair value at the beginning or end of the purchase periods through payroll deductions. At December 31, 2003, 278,879 shares were available for purchase and reserved for issuance under the 1996 Employee Stock Purchase Plan.

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

      1998 Non-Statutory Stock Option Plan — The 1998 Non-Statutory Stock Option Plan provides for the issuance of options to purchase up to 1,000,000 shares of the Company’s common stock. Options are granted with an exercise price no less than the common stock’s market value at the date of the grant, as determined by the Board. At December 31, 2003, 532,525 shares were available for grant under the 1998 Non-Statutory Stock Option Plan.

      The following table presents activity under all stock option plans:

			Weighted-
		Weighted-	Average
		Average	Fair Value
	Number of	Exercise	of Options
	Options	Price	Granted

	(000’s)
Outstanding at January 1, 2000	3,956	$12.88
Granted	1,329	13.07	$8.18
Exercised	(277)	6.21
Forfeited	(363)	12.92

Outstanding at December 31, 2001	4,645	13.17
Granted	1,260	9.44	$5.56
Exercised	(394)	5.39
Forfeited	(1,605)	16.34

Outstanding at December 31, 2002	3,906	11.41
Granted	393	7.27	$3.86
Exercised	(163)	6.11
Forfeited	(807)	16.46

Outstanding at December 31, 2003	3,329	$10.12

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

		Weighted-
		Average
	Options	Exercise
	Exercisable	Price

	(000’s)
December 31, 2001	2,438	$11.84
December 31, 2002	2,278	$11.76
December 31, 2003	2,335	$10.12

      The following table sets forth information regarding options outstanding at December 31, 2003:

					Weighted
				Weighted	Average
			Weighted	Average	Exercise
		Number	Average	Remaining	Price for
Number of	Range of Exercise	Currently	Exercise	Contractual	Currently
Options	Prices	Exercisable	Price	Life (Years)	Exercisable

(000’s)		(000’s)
436	$ 0.38 – $ 6.04	400	$2.83	3.6	$2.56
540	6.06 – 7.63	232	6.79	8.4	6.74
527	7.69 – 9.92	313	8.76	7.0	8.71
446	10.06 – 10.91	253	10.77	7.5	10.77
625	11.24 – 12.15	573	11.90	6.3	11.92
388	12.49 – 12.88	266	12.63	7.1	12.63
258	12.90 – 18.31	200	15.11	6.7	15.33
109	19.00 – 42.97	98	$24.03	6.3	$23.85

3,329		2,335

      Stock Repurchases — On October 4, 2001, Lightbridge announced that its board of directors authorized the repurchase of up to 2 million shares of the Company’s common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001, depending on market conditions. On April 23, 2003, the board approved an expansion of the plan to authorize Lightbridge to purchase up to 4 million shares of the Company’s common stock at an aggregate price of up to $40 million through September 26, 2005. As of December 31, 2003, the Company had purchased approximately 1.9 million shares at a total cost of approximately $14.1 million since the inception of its repurchase program.

      Common Stock Warrants — At December 31, 2003, pursuant to the acquisition of Coral, there were 9,682 warrants outstanding that can be converted to purchase Lightbridge common stock at exercise prices ranging from $3.44 to $34.35 which expire in February 2005.

      Stockholder Rights Plan — In November 1997, the Board of Directors of Lightbridge declared a dividend of one right (each a “Right” and collectively the “Rights”) for each outstanding share of common stock. The Rights were issued to the holders of record of common stock outstanding on November 14, 1997, and will be issued with respect to common stock issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to shares of common stock issued after the Distribution Date. Each Right, when it becomes exercisable, will entitle the registered holder to purchase from Lightbridge one one-hundredth (1/100th) of a share of Series A participating cumulative preferred stock, par value $0.01 per share, of Lightbridge at a price of $75.00. The Rights will be issued upon the earlier of the date which Lightbridge learns that a person or group acquired, or obtained the right to acquire, beneficial ownership of fifteen percent or more of the outstanding shares of common stock or such date designated by the Board

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of the Company’s common stock that could result in the offer or becoming the beneficial owner of fifteen percent or more of the outstanding shares of the Company’s common stock (the earlier of such dates being called the “Distribution Date”).

9.	Income Taxes

      The income tax provision (benefit) for the years ended December 31 consisted of the following:

	2003	2002	2001

Current:
Federal	$(294)	$(2,105)	$3,683
State	76	98	1,995
Deferred:
Federal	(1,053)	1,697	(1,920)
State	(42)	35	(270)
Tax benefit of stock options	211	172	360

Income tax provision (benefit)	$(1,102)	$(103)	$3,848

      The tax effects of temporary differences that give rise to deferred tax assets at December 31 were as follows:

	2003	2002	2001

Current Items:
Assets:
Allowance for doubtful accounts	$1,024	$1,182	$1,186
Accrued expenses	1,178	1,327	1,480
Restructuring reserve	1,065	503	776

Net current deferred tax assets	$3,267	$3,012	$3,442

Long-Term Items:
Assets:
Depreciation and amortization	$1,894	$1,218	$1,365
Acquisition costs	649	942	1,234
Intangible assets	625	1,461	1,042
Loss carryforwards	11,676	10,383	12,277
R&D tax credit carry-forward	1,840	—	—
Valuation allowance	(12,131)	(10,291)	(10,903)

Net long-term deferred tax assets	$4,553	$3,713	$5,015

      The net change in the valuation allowance for the years ended December 31, 2003, 2002 and 2001 was a increase (decrease) of approximately $1,840, $(612) and $(3,000), respectively. At December 31, 2003, the Company had $27,000 of federal and state (excluding California) net operating loss carry-forwards which expire, if unused, in years 2009 through 2012. At December 31, 2003, the Company had $9,000 of California net operating loss carry-forwards which expire, if unused, in 2004.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of income taxes at the federal statutory rate to the Company’s effective tax rate for the years ended December 31:

	2003	2002	2001

Statutory federal income tax rate	34%	34%	35%
State taxes, net of federal benefit	(1)	2	6
Change in valuation allowance	72	(14)	(17)
Non-deductible portion of Corsair transaction costs	—	—	3
Research & development credits	(72)	(23)	(5)
Benefit from prior years R&D tax credits	10	—	—
Other, net	(1)	(2)	—

Effective tax rate	42%	(3)%	22%

      The 2003 R&D benefit was recorded upon completion of a federal tax return review by tax authorities of previously unrecognized prior year research and development tax credits.

10.	Retirement Plan

      The Company has a 401(k) Retirement Plan. All employees of the Company are eligible to participate, subject to employment eligibility requirements. The Company pays a matching contribution of 50% up to the first 6% contributed by the employee. The Company’s 401(k) matching expense was approximately $1,037, $1,246 and $650 for the years ended December 31, 2003, 2002 and 2001, respectively.

11.	Earnings Per Share (EPS)

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

      A reconciliation of the shares used to compute basic income per share to those used for diluted income per share is as follows for the years ended December 31:

	2003	2002	2001

Shares for basic computation	27,015	28,030	27,987
Options and warrants (treasury stock method)	—	403	804

Shares for diluted computation	27,015	28,433	28,791

      Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computation. Had such shares been included, shares for the diluted computation would have increased by approximately 2,164,000, 2,620,000 and 2,591,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computation in the year ended December 31, 2003, as they are anti-dilutive due to the net loss recorded by the Company in that period. Had such shares been included, the number of shares for the diluted computation for the year ended December 31, 2003 would have increased by approximately 401,000.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Quarterly Financial Data (Unaudited)

	Q1	Q2	Q3	Q4

2003
Revenues	$28,423	$31,299	$29,566	$30,690
Gross profit	$13,591	$15,953	$14,152	$14,333
Income (loss) from operations	$(916)	$(493)	$(2,743)	$294
Net income (loss)	$(357)	$(83)	$(1,893)	$884
Basic earnings (loss) per share	$(0.01)	$(0.00)	$(0.07)	$0.03
Diluted earnings (loss) per share	$(0.01)	$(0.00)	$(0.07)	$0.03

2002
Revenues	$37,946	$33,341	$31,554	$30,597
Gross profit	$19,625	$15,597	$16,096	$16,177
Income (loss) from operations	$1,933	$(3,724)	$1,815	$1,528
Net income (loss)	$2,770	$(2,057)	$1,741	$1,176
Basic earnings (loss) per share	$0.10	$(0.07)	$0.06	$0.04
Diluted earnings (loss) per share	$0.10	$(0.07)	$0.06	$0.04