Form 10-K/A
period 2003-12-31
LIGHTBRIDGE INC
filed 2004-03-26
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ____________________

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

     The number of shares of common stock outstanding as of March 4, 2004 was 27,078,813.

DOCUMENTS INCORPORATED BY REFERENCE

SIGNATURE
EX-31.1 CERTIFICATION OF CEO
EX-31.2 CERTIFICATION OF CFO

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A with regard to its 2004 annual meeting of stockholders or special meeting in lieu thereof on or before April 29, 2004. Certain portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

     The cover page of the Lightbridge, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is hereby amended by changing the number of shares of common stock outstanding as of March 4, 2004 from 29,883,256 to 27,078,813.

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	Documents filed as part of this report

(3)	Exhibits

Exhibit No.

31.1	Certification of Pamela D.A. Reeve dated March 26, 2004

31.2	Certification of Harlan Plumley dated March 26, 2004

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2004.

LIGHTBRIDGE, INC.

By:	/s/ HARLAN PLUMLEY Harlan Plumley Vice President, Finance and Administration Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)