Form 10-Q
period 2004-03-31
LIGHTBRIDGE INC
filed 2004-05-10
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     As of April 30, 2004, there were 26,964,213 shares of the registrant’s common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$48,936	$69,685
Short-term investments	6,530	63,803
Accounts receivable, net	22,931	20,071
Deferred tax assets	3,267	3,267
Other current assets	3,340	4,158

Total current assets	85,004	160,984
Property and equipment, net	10,380	9,408
Deferred tax assets	4,553	4,553
Other assets, net	442	362
Goodwill	59,745	1,664
Intangible assets, net	24,160	865

Total assets	$184,284	$177,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,531	$15,205
Deferred revenues	6,540	5,461
Funds due to merchants	6,397	—
Reserve for restructuring	2,495	2,634

Total current liabilities	30,963	23,300
Long-term liabilities	25	33

Total liabilities	30,988	23,333
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,883,256 and 29,647,795 shares issued and 26,964,213 and 26,843,352 shares outstanding at March 31, 2004 and December 31, 2003, respectively	301	298
Additional paid-in capital	167,187	166,882
Warrants	206	206
Retained earnings	3,331	4,072
Less: treasury stock, at cost	(17,729)	(16,955)

Total stockholders’ equity	153,296	154,503

Total liabilities and stockholders’ equity	$184,284	$177,836

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Quarter ended
	March 31,
	2004	2003
Revenues:
Transaction	$20,566	$19,783
Software licensing	2,521	1,606
Consulting and services	5,573	6,291
Hardware	965	743

Total revenues	29,625	28,423

Cost of revenues:
Transaction	12,302	11,219
Software licensing	621	144
Consulting and services	2,245	2,901
Hardware	898	568

Total cost of revenues	16,066	14,832

Gross profit:
Transaction	8,264	8,564
Software licensing	1,900	1,462
Consulting and services	3,329	3,390
Hardware	66	175

Total gross profit	13,559	13,591

Operating expenses:
Development costs	6,973	7,077
Sales and marketing	3,752	3,987
General and administrative	3,519	3,366
Purchased in-process research and development	679	—
Restructuring costs	499	77

Total operating expenses	15,422	14,507

Loss from operations	(1,863)	(916)
Other income, net	352	470

Loss before provision for income taxes	(1,511)	(446)
Income tax benefit	(770)	(89)

Net loss	$(741)	$(357)

Basic and diluted loss per common share	$(0.03)	$(0.01)

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Quarter ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(741)	$(357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchased in-process research and development	679	—
Depreciation and amortization	1,787	3,041
Deferred income taxes	—	—
Changes in assets and liabilities:
Accounts receivable	(1,044)	2,371
Other assets	1,003	(641)
Accounts payable and accrued liabilities	(1,311)	(1,742)
Deferred revenues	1,079	1,145
Other liabilities	(8)	(150)

Net cash provided by operating activities	1,444	3,667

Cash flows from investing activities:
Purchases of property and equipment	(1,038)	(644)
Purchase of short-term investments	(26,335)	(53,058)
Proceeds from sales and maturities of short-term investments	83,608	53,057
Acquisition of Authorize.Net, less cash received	(77,962)	—

Net cash used in investing activities	(21,727)	(645)

Cash flows from financing activities:
Proceeds from issuance of common stock	308	244
Repurchase of common stock	(774)	(1,187)

Net cash used in financing activities	(466)	(943)

Net (decrease) increase in cash and cash equivalents	(20,749)	2,079
Cash and cash equivalents, beginning of period	69,685	90,664

Cash and cash equivalents, end of period	$48,936	$92,743

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (collectively, “Lightbridge” or the “Company”). Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge’s financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge’s annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. BUSINESS AND ACQUISITION ACTIVITY

     On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net Corporation (“Authorize.Net”) for $82 million in cash from InfoSpace, Inc. In addition, the Company expects to incur approximately $2.1 million in acquisition related costs. The purchase price paid by the Company in the Authorize.Net acquisition is subject to adjustment based on the final determination of working capital required at closing as set forth in the stock sale agreement. Authorize.Net provides credit card and electronic check payment solutions to companies that process orders for goods and services over the Internet. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payment. Through the acquisition of Authorize.Net, the Company expanded its customer transaction business to include online payment processing, while reaching a new customer base of small to medium-sized merchants. The results of operations of Authorize.Net have not been included in these condensed consolidated statements of operations since the purchase was effective at the close of business on March 31, 2004.

     The aggregate purchase price for the Authorize.Net acquisition has been allocated on a preliminary basis to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$6,555
Accounts receivable	1,815
Property and equipment	1,655
Other assets	327
Liabilities assumed:
Accounts payable and accrued expenses	(1,498)
Funds due to merchants	(6,397)
Identifiable intangible assets:
In-process research and development	679
Reseller network	9,300
Merchant customer base	7,000
Trademarks	3,600
Existing technology	3,100
Processor relationships	300
Goodwill	58,081

Total allocated purchase price	$84,517

     The tangible assets acquired and liabilities assumed were recorded at their fair values, which approximated their carrying amounts at the acquisition date. The values of the identifiable intangible assets were determined by an independent appraiser using established valuation techniques accepted in the technology and software industries. The appraisal of the intangible assets involved calculations which were based in part on management’s judgments and assumptions. These judgments and assumptions included estimates of growth rates, changes to pricing and margins, estimates of the life of the reseller network and merchant customer base, and an assessment of the value of the existing technology. The amortization periods for intangible assets are as follows. The reseller network value of $9.3 million and the processor relationships of $0.3 million will be amortized over twelve years. The merchant customer base value of $7.0 million and the existing technology value of $3.1 million will be amortized over five years. The intangible value of the trademarks of $3.6 million is not amortized. Excluding trademarks, the weighted average amortization term of the intangible assets is 8.4 years.

     In connection with the Authorize.Net acquisition, the Company recorded a $0.7 million charge during the first quarter of 2004 relating to in-process research and development (“IPR&D”). The purchase price in excess of the net assets acquired and the identifiable intangible assets acquired was allocated to goodwill. The entire amount of the goodwill is expected to be deductible for tax purposes. The preliminary purchase price allocation is subject to working capital adjustments, actual transaction costs, and the final valuation of the intangible assets.

     In accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142), the Company is required to analyze the carrying value of goodwill and other intangible assets for impairment issues on an annual basis. The Company will evaluate its carrying value of goodwill and other intangible assets against the estimated fair value of those assets. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. Estimated fair value will generally be determined based on discounted cash flows.

Pro forma financial information

     The following table presents the unaudited pro forma financial information of the Company including Authorize.Net for the three months ended March 31, 2004 and 2003, as if the acquisition had occurred on January 1, 2003, after giving effect to certain purchase accounting adjustments.

	Three Months ended March 31,
	2004	2003
	(Amounts in thousands,
	except per share amounts)
Pro forma net revenue	$37,991	$34,740

Pro forma net income before adjustments	2,215	254

Adjustments:

Amortization of intangible assets	705	705

Tax effect on amortization of intangible assets	240	240

Pro forma net income (loss) after adjustments	$1,270	$(691)

Pro forma net income (loss) per basic share	$.05	$(.03)

Pro forma net income (loss) per diluted share	$.04	$(.03)

Shares for basic computation	26,950	27,328

Shares for diluted computation	30,209	27,328

      The pro-forma net income for the three months ended March 31, 2004 excludes the write-off of IPR&D of $0.7 million related to the Authorize.Net acquisition. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated on January 1, 2003.

3. CONTINGENCIES

      At March 31, 2004, the Company was holding funds in the amount of $6.4 million on behalf of merchants utilizing Authorize.Net’s eCheck services. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s condensed consolidated balance sheet. Authorize.Net typically holds eCheck funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, the Company currently has $0.6 million on deposit with the financial institution. The deposits are held to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institutions. To date, the deposits have not been applied to offset any deficit balance, and management believes that the likelihood of incurring a deficit balance with the financial institutions due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as Authorize.Net utilizes the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

      At March 31, 2004, the Company held funds in the amount of $0.7 million for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s condensed consolidated balance sheet. Credit card funds are typically held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

      On February 10, 2004, the Company entered into a lease agreement with the Region of Queens Municipality to lease 32,144 square feet of space in Liverpool, Nova Scotia, Canada. The lease runs through April 30, 2009, with an option to renew at the end of the current lease term. The lease also gives the Company the right to terminate upon the third anniversary thereof. The future minimum commitments under this lease are as follows:

	Total	2004	2005	2006	2007	After 2007

	(Dollars in thousands)

Operating lease	$22,276	$2,218	$4,629	$4,629	$4,629	$6,171

4. STOCK-BASED COMPENSATION

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

     Had the Company used the fair value method to measure such compensation expense associated with grants of stock options to employees, reported net loss and basic and diluted loss per share would have been as follows:

	Three Months ended March 31,
	2004	2003
	(Amounts in thousands,
	except per share amounts)
Net loss as reported	$(741)	$(357)
Stock based compensation recorded in income	—	—
Stock based compensation measured using the fair value method	214	820

Net loss pro forma	$(955)	$(1,177)

Basic and diluted loss per share pro forma	$(0.04)	$(0.04)

     The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model for the three-month periods ended March 31, 2004 and 2003 are as follows:

	Three Months ended March 31,
	2004	2003
Risk-free interest rate	2.9% - 4.7%	2.9% - 4.7%
Expected life of options grants	1 - 5 years	1 - 5 years
Expected volatility of underlying stock	84%	90%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	—	—

     It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

5. REVENUE RECOGNITION

     The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; and hardware sold in conjunction with certain software licenses. Revenues from processing of qualification and activation transactions for communication providers are recognized in the period in which services are performed.

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

     Revenues from consulting and services contracts are generally recognized as the services are performed. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement and are reported as consulting and services revenues. Revenue from hardware sales is recognized upon shipment, unless testing, integration or implementation services are required, in which case hardware revenue is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software licenses are deferred until the related license revenue is recognized.

6. EARNINGS PER SHARE (EPS)

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

     A reconciliation of the shares used to compute basic income per share to those used for diluted income per share is as follows:

	Quarter Ended
	March 31,
	2004	2003
	(In thousands)
Shares for basic computation	26,950	27,328
Options and warrants (treasury stock method)	—	—

Shares for diluted computation	26,950	27,328

     Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for both periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 3,053,000 and 3,118,000 for the periods ended March 31, 2004 and 2003, respectively.

     In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computations for both periods presented, as they are anti-dilutive due to the net loss recorded by the Company in each period. Had such shares been included, the number of shares for the diluted computation would have increased by approximately 206,000 and 261,000 shares for the quarters ended March 31, 2004 and March 31, 2003, respectively.

7. REPURCHASE OF SHARES

     On October 4, 2001, Lightbridge announced that its board of directors authorized the repurchase of up to 2 million shares of the Company’s common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001, depending on market conditions. On April 23, 2003, the board approved an expansion of the plan to authorize Lightbridge to purchase up to 4 million shares of the Company’s common stock at an aggregate price of up to $40 million through September 26, 2005. As of March 31, 2004, the Company had purchased approximately 2.0 million shares at a total cost of approximately $14.9 million since the inception of its repurchase program.

     The following summarizes the purchases during the first quarter of 2004:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price Paid	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plan	Under the Plan
January 1, 2004 to January 31, 2004	—	—	—	2,087,462
February 1, 2004 to February 29, 2004	—	—	—	2,087,462
March 1, 2004 to March 31, 2004	114,600	$6.69	114,600	1,972,862

Total	114,600	$6.69	114,600

8. RESTRUCTURING RESERVES

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

     The following summarizes the changes to the June 2002 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31, 2003	Accrued	Utilized	March 31, 2004
		(In thousands)
Facility closing and related costs	$622	$—	$85	$537

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

     The following summarizes the changes to the March 2003 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31, 2003	Accrued	Utilized	March 31, 2004
		(In thousands)
Facility closing and related costs	$363	$4	$86	$281

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

In the quarter ended September 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $3.3 million, consisting of $1.1 million for workforce reduction, $1.7 million in future lease obligations for unused facilities and $0.5 million for capital equipment write-offs. In the quarter ended December 31, 2003, the Company recorded an additional restructuring charge of $0.1 million related to future lease obligations and employee severance benefits. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2003, and the Company anticipates that all other costs related to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2005.

     The following summarizes the changes to the June 2003 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31, 2003	Accrued	Utilized	March 31, 2004
		(In thousands)
Employee severance and termination benefits	$253	$—	$130	$123
Facility closing and related costs	1,396	11	175	1,232

	$1,649	$11	$305	$1,355

     In January 2004, the Company announced a limited reorganization of its internal business operations. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of ten individuals in the Company’s corporate office in Burlington, Massachusetts. The Company recorded a restructuring charge of approximately $0.5 million relating to employee severance and termination benefits.

	Balance at			Balance at
	December 31, 2003	Accrued	Utilized	March 31, 2004
		(In thousands)
Employee severance and termination benefits	$—	$484	$162	$322

9. PROVISION FOR (BENEFIT FROM) INCOME TAXES

     The income tax provision for the three months ended March 31, 2004 reflects a net benefit of $0.8 million which consists of an income tax benefit at an annual effective tax rate of 32.0%, as well as a $0.3 million tax benefit related to the recognition of prior years research and development tax credits. The 32.0% rate differs from the statutory rate of 34.0% due to a decrease in estimated pre-tax profit. The income tax provision for the three months ended March 31, 2003 reflects a net benefit of $0.1 million which consists of an income tax benefit at an annual effective tax rate of 20%.

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (FIN 46R) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (SPEs) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of VIEs other than SPEs, is required in financial statements for periods ending after March 15, 2004. The Company does not have any investments in or contractual relationships or other business relationships with any VIE and therefore the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth under this “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” that may cause the actual results, performance and achievements of Lightbridge to differ materially from those indicated by the forward-looking statements. Lightbridge undertakes no obligation to update any forward-looking statements it makes.

     ALIAS, ALTALINKS, AUTHORIZE.NET, FRAUDBUSTER, FRAUD CENTURION, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, PHONEPRINT and PROFILE are registered trademarks of Lightbridge, and @RISK, CAS, CUSTOMER ACQUISITION SYSTEM, CUSTOMER-FOR-LIFE-CYCLE, INSIGHT, LIGHTBRIDGE FRAUDCHEK, LIGHTBRIDGE IDENTICHEK, LIGHTBRIDGE PREPAY IN, LIGHTBRIDGE TELESERVICES, PHONEFUEL, POPS, PREPAY, RETAIL MANAGEMENT SYSTEM and RMS are trademarks of Lightbridge. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Critical Accounting Policies and Estimates

     Lightbridge has identified and discussed certain critical accounting policies and estimates in its Annual Report on Form 10-K for the year ended December 31, 2003. The Company did not modify its critical accounting policies during the quarter ended March 31, 2004. Those policies and estimates have been applied in the preparation of the Company’s financial statements included in this Quarterly Report on Form 10-Q. In applying its critical accounting policies, the Company increased the annual estimated effective tax rate to 32% in the quarter ended March 31, 2004.

Overview

     Lightbridge develops, markets and supports a suite of products and services for communications providers and online businesses that supports the customer lifecycle, including customer qualification and acquisition, risk management, electronic payment processing, prepaid billing, mobile data management and authentication services. Lightbridge’s software-based solutions are delivered primarily on an outsourced or service bureau basis. These outsourced or service bureau solutions together with the Company’s TeleServices offerings comprise the Company’s transaction business. Lightbridge’s transaction-based solutions provide multiple, remote, systems access for workflow management, along with centrally managed client-specified business policies, and links to client and third-party systems. Lightbridge also derives revenues from software licensing, consulting and maintenance services, and hardware sales. While its solutions historically have been delivered primarily to wireless carriers, Lightbridge also provides solutions to wireline carriers and non-carrier clients.

     In June 2002, the Company announced that it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002. In March 2003, the Company announced that it would be streamlining its exiting Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In June 2003, the Company announced it would be closing its Irvine, California facility and transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees.

     In December 2003, the Company entered into an agreement to lease approximately 80,000 square feet in a single building in Burlington, Massachusetts for its new principal administrative, sales, consulting, marketing and product development facility. In February 2004, the Company announced the planned expansion of its call center operations to Liverpool, Nova Scotia, Canada. The Company’s Nova Scotia facility became operational on April 15, 2004.

      In January 2004, the Company announced a limited reorganization of its internal business operations. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of ten individuals in the Company’s corporate office in Burlington, Massachusetts. The Company recorded a restructuring charge of approximately $0.5 million relating to severance and termination benefits.

     On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net for $82 million in cash from InfoSpace Inc. and expects to incur approximately $2.1 million in acquisition related transaction costs. The purchase price paid by the Company in the Authorize.Net acquisition is subject to adjustment based on the final determination of working capital required at closing as set forth in the stock sale agreement. Authorize.Net is a provider of payment solutions for online customer transactions. The Authorize.Net payment gateway provides credit card and electronic check solutions to companies that process orders for goods and services over the Internet. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments.

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

     The Company’s software licensing revenues consist of revenues attributable to the licensing of the Company’s CAS Application Modules, Risk Management, Prepaid Billing and Mobile Data Management software. Lightbridge’s CAS modules are designed to assist customers in interfacing with the Company’s transaction processing systems as well as to perform other point-of-sale and channel functionality. In the quarter ended March 31, 2004, the Company determined that it would no longer actively market or sell its Retail Management System (RMS). The Risk Management products are designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. The Prepaid Billing system allows carriers to market and manage prepaid wireless services to customers. The Mobile Data Management solutions provide wireless carriers a platform for the development and management of data content and applications. The Company’s software products are licensed as packaged software products and each product generally requires incidental customization or integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectiblity have been determined.

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

     In the quarter ended March 31, 2004, four clients accounted for 25%, 20%, 12% and 7% of the Company’s total revenues. In the quarter ended March 31, 2003, four clients accounted for 28%, 23%, 16% and 12% of the Company’s total revenues. A loss of one or more of these major clients, a bankruptcy or period of financial difficulty of one or more of these clients, a decrease in orders by one or more of these clients or a change in the combination of products and services obtained from the Company by one or more of these clients would adversely affect Lightbridge’s revenues, margins and net income.

Results Of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Quarter ended
	March 31,
	2004	2003
Revenues:
Transaction	69.4%	69.6%
Software licensing	8.5	5.7
Consulting and services	18.8	22.1
Hardware	3.3	2.6

Total revenues	100.0	100.0

Cost of revenues:
Transaction	41.5	39.5
Software licensing	2.1	0.5
Consulting and services	7.6	10.2
Hardware	3.0	2.0

Total cost of revenues	54.2	52.2

Gross profit:
Transaction	27.9	30.1
Software licensing	6.4	5.2
Consulting and services	11.2	11.9
Hardware	0.3	0.6

Total gross profit	45.8	47.8

Operating expenses:
Development costs	23.5	24.9
Sales and marketing	12.7	14.0
General and administrative	11.9	11.8
Purchased in-process research and development	2.3	—
Restructuring costs	1.7	0.3

Total operating expenses	52.1	51.0

Loss from operations	(6.3)	(3.2)
Other income, net	1.2	1.6

Loss before provision for income taxes	(5.1)	(1.6)
Income tax benefit	(2.6)	(0.3)

Net loss	(2.5)%	(1.3)%

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003.

     Revenues. Revenues and certain revenue comparisons for the quarters ended March 31, 2004 and 2003 were as follows:

	Quarter		Quarter
	Ended	% of	Ended	% of
	Mar. 31,	Total	Mar. 31,	Total	$	%
Revenues	2004	Revenue	2003	Revenue	Difference	Difference
			(Dollars in thousands)
Transaction	$20,566	69.4%	$19,783	69.6%	$783	4.0%
Software licensing	2,521	8.5	1,606	5.7	915	57.0
Consulting and services	5,573	18.8	6,291	22.1	(718)	(11.4)
Hardware	965	3.3	743	2.6	222	29.9

Total	$29,625	100.0%	$28,423	100.0%	$1,202	4.2%

     The increase in transaction revenues of $0.8 million was due to increased client subscriber activations. A change in the combination of services provided by Lightbridge’s TeleServices call centers mitigated against lower transaction fees charged to certain clients as a result of competitive pricing pressures.

     The Company’s transaction revenues will continue to reflect the industry’s rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). While Lightbridge experienced an increase in transactions revenues in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, it is unable to forecast whether this trend will continue during the remainder of 2004. Lightbridge believes that it may experience changes in the demand for its TeleServices business and changes in the combination of services acquired by clients and competitive pricing pressures that could affect transaction revenues in the remainder of 2004.

     The increase in software licensing revenues of $0.9 million resulted from the recording of two new software contracts in the first quarter of 2004. The Company expects the level of capital spending by carriers to continue to affect the sales of Lightbridge software products during the remainder of 2004.

     The decrease in consulting and services revenues of $0.7 million for the quarter ended March 31, 2004 was principally due to a decline in maintenance fees for the PrePay product, resulting from certain maintenance pricing modifications to the Company’s agreement with Ericsson AB. The Company expects that the level of software sales will continue to affect consulting and services revenues during the remainder of 2004.

     There was a slight increase in hardware revenues of $0.2 million for the quarter ended March 31, 2004. The Company does not expect hardware revenues to be a significant component of revenue in 2004.

     Cost of Revenues. Cost of revenues consists primarily of personnel costs, costs of resold third party hardware, software and services, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed, changes in the mix of transaction revenues between those from automated transaction processing and those from processing transactions through the Company’s TeleServices Group, changes in pricing to certain clients and changes in the mix of total revenues among transactions revenues, software licensing and maintenance revenues and consulting services revenues. Generally, cost of revenue from automated transaction processing tends to be lower than costs of revenue from processing transactions through the Company’s TeleServices Group.

     Cost of revenues and certain cost of revenues comparisons for the quarters ended March 31, 2004 and 2003 were as follows:

	Quarter		Quarter
	Ended	% of	Ended	% of
	Mar. 31,	Total	Mar. 31,	Total	$	%
Cost of Revenues	2004	Revenue	2003	Revenue	Difference	Difference
			(Dollars in thousands)
Transaction	$12,302	41.5%	$11,219	39.5%	$1,083	9.7%
Software licensing	621	2.1	144	0.5	477	331.3
Consulting and services	2,245	7.6	2,901	10.2	(656)	(22.6)
Hardware	898	3.0	568	2.0	330	58.1

Total	$16,066	54.2%	$14,832	52.2%	$1,234	8.3%

     Transaction cost of revenues increased by $1.1 million in the first quarter of 2004 from the first quarter of 2003. Spending in Lightbridge’s TeleServices call centers increased as a result of increased staffing and training costs due to increased call center volume. The transaction cost of revenues increase was also affected by a shift in the combination of services acquired by clients during the first quarter of 2004. Lightbridge believes that changes in the combination of services acquired by clients may continue to negatively affect transaction cost of revenues in the remainder of 2004.

     Software licensing cost of revenues increased by $0.5 million in the first quarter of 2004 from the first quarter of 2003. This increase reflects a referral fee paid to a partner for one of the software contracts completed during the first quarter of 2004, as well as an increase in software revenue costs. The Company does not expect to incur a similar fee on software contracts in the future.

     Consulting and services cost of revenues decreased by $0.7 million in the quarter ended March 31, 2004, and also decreased as a percentage of total revenues to 7.6% in the quarter ended March 31, 2004 from 10.2% in the quarter ended March 31, 2003. The decrease in consulting and services cost of revenue was attributable to a reduction in headcount associated with the June 2003 and January 2004 restructurings, and reduced use of contract labor.

     Hardware cost of revenues increased by $0.3 million and also increased as a percentage of total revenue to 3.0% in the quarter ended March 31, 2004 from 2.0% in the quarter ended March 31, 2003. This increase was attributable to the increase in hardware revenues, and competitive pricing pressures.

     The Company expects that fluctuations in gross profit may occur primarily because of a change in the mix of revenue generated from the Company’s four revenue components, particularly revenues from software licensing and consulting services, and also because of competitive pricing pressures.

     Operating Expenses. Operating expenses and certain operating expense comparisons for the quarters ended March 31, 2004 and 2003 were as follows:

	Quarter		Quarter
	Ended	% of	Ended	% of
	Mar. 31,	Total	Mar. 31,	Total	$	%
	2004	Revenue	2003	Revenue	Difference	Difference
			(Dollars in thousands)
Development	$6,973	23.5%	$7,077	24.9%	$(104)	(1.5)%
Sales and marketing	3,752	12.7	3,987	14.0	(235)	(5.9)
General and administrative	3,519	11.9	3,366	11.8	153	4.5
Purchased in-process R&D	679	2.3	—	—	679	—
Restructuring costs	499	1.7	77	0.3	422	548.1

Total	$15,442	52.1%	$14,507	51.0%	$915	6.3%

     Development. Development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The decrease in the development expenses for the quarter ended March 31, 2004 was primarily due to cost savings associated with the June 2003 and January 2004 restructurings. Development expenses as a percentage of total revenues decreased for the quarter ended March 31, 2004 as a result of higher revenue levels. The Company expects development expenses to increase in the remainder of 2004 in connection with the further development of its existing products and services, the development of new products and services and the development expenses associated with Authorize.Net's business.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. The decrease for the quarter ended March 31, 2004 was primarily due to reduced spending on marketing programs. The Company expects that sales and marketing expenses to increase in the remainder of 2004 primarily due to the inclusion of such expenses associated with the Authorize.Net business.

     General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. The slight increase in general and administrative costs for the quarter ended March 31, 2004 was primarily due to expenses incurred as a result of increased regulatory and compliance requirements. The Company expects general and administrative expenses to increase during the remainder of 2004 due to increased regulatory compliance requirements associated with operating as a public company, consumer credit and privacy regulations, the operation of Authorize.Net, and costs associated with the relocation of its headquarters facility.

     Purchased In-Process Research and Development (“IPR&D”). In connection with the Authorize.Net acquisition, the Company recorded a $0.7 million charge during the first quarter of 2004 for several IPR&D projects. The allocation of the Authorize.Net purchase price was based upon an independent appraisal of the estimated fair value of the assets acquired and the liabilities assumed.

     Interest Income. Interest income decreased to $0.4 million in the quarter ended March 31, 2004 from $0.5 million in the quarter ended March 31, 2003. This decrease was primarily due to a decline in interest rates.

     Provision For (Benefit From) Income Taxes. Lightbridge’s annual estimated effective tax rate was 32.0% (excluding the benefit from the utilization of prior year’s tax credits) for the quarter ended March 31, 2004 compared to 20% for the quarter ended March 31, 2003. Lightbridge anticipates that the rate for the full year 2004 will approximate 32%.

Restructurings

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

     The following summarizes the changes to the June 2002 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31, 2003	Accrued	Utilized	March 31, 2004
		(In thousands)
Facility closing and related costs	$622	$—	$85	$537

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

     The following summarizes the changes to the March 2003 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31, 2003	Accrued	Utilized	March 31, 2004
		(In thousands)
Facility closing and related costs	$363	$4	$86	$281

     In June 2003, the Company announced that it would be closing its Irvine, California facility and transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees as follows: 16 in product and service delivery, 30 in development, 13 in sales and marketing and 11 in general and administrative. In the quarter ended June 30, 2003, the Company recorded a restructuring charge of approximately $0.7 million, consisting mainly of workforce reduction costs. In the quarter ended September 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $3.3 million, consisting of $1.1 million for workforce reduction, $1.7 million in future lease obligations for unused facilities and $0.5 million for capital equipment write-offs. In the quarter ended December 31, 2003, the Company recorded an additional restructuring charge of $0.1 million related to future lease obligations and employee severance benefits. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2003, and the Company anticipates that all other costs related to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2005.

     The following summarizes the changes to the June 2003 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31, 2003	Accrued	Utilized	March 31, 2004
		(In thousands)
Employee severance and termination benefits	$253	$—	$130	$123
Facility closing and related costs	1,396	11	175	1,232

	$1,649	$11	$305	$1,355

     In January 2004, the Company announced a limited reorganization of its internal business operations. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of ten individuals in the Company’s corporate office in Burlington, Massachusetts. The Company recorded a restructuring charge of approximately $0.5 million relating to employee severance and termination benefits.

	Balance at			Balance at
	December 31, 2003	Accrued	Utilized	March 31, 2004
		(In thousands)
Employee severance and termination benefits	$—	$484	$162	$322

Liquidity And Capital Resources

     As of March 31, 2004, Lightbridge had cash and cash equivalents and short-term investments of $55.5 million. Lightbridge’s working capital decreased to $54.0 million at March 31, 2004 from $137.7 million at December 31, 2003 due principally to the payment of the acquisition price of $82 million for the Authorize.Net business and related acquisition costs. The Company believes that its current cash balances will be sufficient to finance the Company’s operations and capital expenditures for the next twelve months. Thereafter, the adequacy of the Company’s cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on the Company’s operations, cash requirements related to the recent acquisition of Authorize.Net, additional acquisitions or investments, restructuring or obligations associated with the closure of products or facilities, and the sustained profitability of the Company’s operations.

     During the first three months of 2004, the Company generated cash flows from operating activities of $1.4 million and used $21.7 million and $0.5 million in investing and financing activities, respectively.

     The Company’s capital expenditures totaled $1.0 million for the quarter ended March 31, 2004. The capital expenditures during this period were principally associated with the Company’s service delivery infrastructure and computer equipment for software development activities. The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2011.

     During the three months ended March 31, 2004, the Company used $0.8 million for the repurchase of the Company’s common stock under the stock repurchase program.

     On February 10, 2004, the Company entered into a lease agreement with the Region of Queens Municipality to lease 32,144 square feet of space in Liverpool, Nova Scotia, Canada. The lease runs through April 30, 2009, with an option to renew at the end of the current lease term. The lease also gives the Company the right to terminate upon the third anniversary thereof. The future minimum commitments under this lease are as follows:

	Total	2004	2005	2006	2007	After 2007
	(Dollars in thousands)

Operating lease	$22,276	$2,218	$4,629	$4,629	$4,629	$6,171

     At March 31, 2004, the Company was holding funds in the amount of $6.4 million on behalf of merchants utilizing Authorize.Net’s eCheck services. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s condensed consolidated balance sheet. Authorize.Net typically holds eCheck funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, the Company currently has $0.6 million on deposit with the financial institution. The deposits are held to cover a deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institutions. To date, the deposits have not been applied to offset a deficit balance, and management believes that the likelihood of incurring a deficit balance with the financial institutions due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as Authorize.Net utilizes the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

     At March 31, 2004, the Company held funds in the amount of $0.7 million for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s condensed consolidated balance sheet. Credit card funds are typically held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

     At March 31, 2004, the Company had two outstanding letters of credit, each in the amount of $1.0 million, expiring in May 2004 and January 2005.

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

     In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (FIN 46R) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (SPEs) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of VIEs other than SPEs, is required in financial statements for periods ending after March 15, 2004. The Company does not have any investments in or contractual relationships or other business relationships with any VIE and therefore the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

Risk Factors

If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly.

     Our revenues are concentrated among a few major clients. Our 10 largest clients accounted for approximately 91% of our total revenues in 2003, and we expect that most of our revenues will continue to come from a relatively small number of clients for the foreseeable future. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, or as the result of the perceived quality or cost-effectiveness of our products or services. Our services agreements with Sprint Spectrum L.P. (“Sprint”), and Nextel Operations, Inc. (“Nextel”) expire on December 31, 2006, and our service agreement with AT&T Wireless Services, Inc. (“AT&T”) expires on December 31, 2004. It is possible that Sprint, Nextel and/or AT&T could elect not to renew their agreements, to reduce the volume of products and services they purchase from us or to request significant changes to the pricing or other terms in any renewal agreement. In February 2004, Cingular Wireless announced an agreement to acquire AT&T. Cingular Wireless is not presently a client of Lightbridge. We are unable to predict the effect of the acquisition on our relationship with AT&T. The loss of AT&T or any of our other major clients would cause sales to fall below expectations and materially reduce our revenues, margins and net income.

Certain of Our Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase.

     Most of our communications client contracts extend for terms of between one and three years. During the terms of these contracts, our communications clients typically may elect to purchase any of several different combinations of products and services. The revenue that we receive for processing a transaction for such a client may vary significantly depending on the particular products and services used to process the transaction. In particular, transactions handled through our TeleServices Group generally result in significantly higher revenue to us than transactions that are submitted and processed electronically. Therefore, our revenues from a particular client may decline if the client changes the combination of products and services it purchases from us.

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

     We currently derive most of our revenues from companies in the wireless telecommunications industry, and we expect that wireless telecommunications companies will continue to account for a substantial majority of our revenues for the foreseeable future. In recent years, the growth rate of the domestic wireless industry has slowed. In addition, consolidation has affected the number of carriers to whom our products and services can be marketed and sold, and competition among wireless carriers has continued to increase, resulting in heightened efforts by carriers to control costs.

Many of our carrier clients have sought, and may in the future seek, pricing concessions when they renew their service agreements with us, which could affect our revenues and profitability. In addition, certain of our carrier clients have sought bankruptcy protection in the past year, and we believe it is likely that additional clients may file for bankruptcy protection if current industry conditions continue. Bankruptcy filings by our clients or former clients such as WorldCom Wireless Incorporated (“WorldCom”) may prevent us from collecting some or all of the amounts owing to us at the time of filing, may require us to return some or all of any payments received by us within 90 days prior to a bankruptcy filing which could be significant in amount as is the case with WorldCom and may also result in the termination of our service agreements. As a result of the foregoing conditions, our success depends on a number of factors:

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

Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.

     The PrePay billing system is currently marketed primarily through a distribution agreement with Ericsson, which is the source of substantially all of our revenue derived from the PrePay billing system in recent years. That agreement may be terminated by either party on 180 days, notice to the other. We have also entered into a business alliance with VeriSign, Inc. (“VeriSign”) to assist us in penetrating the online transaction market. In addition, Authorize.Net distributes its service offerings primarily through third party resellers. In 2003, Authorize.Net’s revenues were derived predominantly through relationships with distribution partners.

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

We Have Made and May Continue to Make Acquisitions, Which Involve Risks.

     We acquired Coral Systems, Inc. in November of 1997, Corsair Communications, Inc. (“Corsair”) in February of 2001, the assets of Altawave in February of 2002 and Authorize. Net in March of 2004. We may also make additional acquisitions in the future if we identify companies, technologies or assets that appear to complement our business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. For example:

•	We may be unable to integrate Authorize.Net or other acquired businesses successfully and to realize anticipated economic, operational and other benefits in a timely manner. Integration of Authorize.Net could prove especially difficult because it operates in a market in which we have limited expertise and because its operations are geographically remote from our existing facilities. The need to retain existing clients and employees of an acquired company and to integrate differing corporate cultures can also present significant risks. If we are unable to successfully integrate Authorize.Net or other acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

•	Our acquisition of Authorize.Net significantly reduced our available cash and liquidity. In other future acquisitions, we may issue equity securities that could be dilutive to our shareholders or we may use our remaining cash, which may have an adverse effect on our liquidity. We also may incur additional debt and amortization expense related to intangible assets as a result of acquisitions. This additional debt and amortization expense, as well as the potential impairment of any purchased goodwill, may materially and adversely affect our business and operating results. We may also be required to make continuing investments in acquired products or technologies to bring them to market, which may negatively affect our cash flows and net income. In addition, we may assume contingent liabilities that may be difficult to estimate.

•	Acquisitions may divert management’s attention from our existing business and may damage our relationships with our key clients and employees.

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

We and Our Clients Must Comply with Complex and Changing Laws and Regulations.

     Government regulation influences our activities and the activities of our current and prospective clients, as well as our clients’ expectations and needs in relation to our products and services. Businesses that handle consumers’ funds, such as our Authorize.Net business, are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. If applied to us, these rules and regulations could require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statues may result in severe penalties or restrictions on our ability to engage in e-commerce, which could have a material adverse effect on our business.

     Our clients also include telecommunications companies that, to the extent that they extend consumer credit, may be subject to federal and state regulations. In making credit evaluations of consumers, performing fraud screening or user authentication, our clients are subject to requirements of federal law, including the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”) and the Gramm-Leach-Bliley Act (“GLBA”) and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation may also affect the nature and extent of the products or services that we can provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection. Although most of the products and services we provide to the telecommunications industry, other than our ProFile service, are not directly subject to these requirements, we must take these extensive and evolving requirements into account in order to meet our clients’ needs. In some cases, consumer credit laws require our clients to notify consumers of credit decisions made in connection with their applications for telecommunications services, and we have contracted with some of our clients, including Sprint, AT&T, Nextel, Western Wireless Corporation and Dobson Communications, Inc., to provide such notices on their behalf. Our software has in the past contained, and could in the future contain, undetected errors affecting compliance by our clients with one or more of these legal requirements. Failure to properly implement these requirements in our products and services in a timely, cost-effective and accurate manner could result in liability, either directly or as indemnitor of our clients, damage to our reputation and relationships with clients and a loss of business.

     Consumer protection laws in the areas of privacy, credit and financial transactions have been evolving rapidly at the state, federal and international levels. As the electronic transmission, processing and storage of financial information regarding consumers continues to grow and develop, it is likely that more stringent consumer protection laws may impose additional burdens on companies involved in such transactions. Uncertainty and new laws and regulations, as well as the application of existing laws to e-commerce, could limit our ability to operate in our markets, expose us to compliance costs and substantial liability and result in costly and time consuming litigation.

Changes to Credit Card Association Rules or Practices Could Adversely Impact Our Authorize.Net Business.

     Our Authorize.Net credit card payment gateway does not directly access the Visa and MasterCard credit card associations. As a result, we must rely on banks and their service providers to process our transactions. We must comply with the operating rules of the credit card associations. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with Authorize.Net. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, in which case we could lose our ability to give customers the option of using credit cards to fund their payments. If we were unable to process credit card transactions, our Authorize.Net business would be materially and adversely affected.

We Could be Subject to Liability as a Result of Security Breaches or Fraudulent or Illegal Use of Our Services.

     Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our payment gateway services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft or merchant fraud. We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause merchants to lose confidence in our services in particular, or in Internet systems generally, our business could suffer.

     In addition, the large volume of payments that we handle for our clients makes us vulnerable to employee fraud or other internal security breaches. We cannot assure you that any internal control systems will prevent material losses from employee fraud. Further, we may be required to expend significant capital and other resources to protect against security breaches and fraud to address any problems they may cause.

     Our payment system may also be susceptible to potentially illegal or improper uses. These uses may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will succeed. In addition, regulations under the USA Patriot Act of 2001 may require us to revise the procedures we use to comply with the various anti-money laundering and financial services laws. Our business could suffer if clients use our system for illegal or improper purposes or if the costs of complying with regulatory requirements increase significantly.

Our Reliance on Suppliers and Vendors Could Adversely Affect Our Ability to Provide Our Services and Products to Our Clients on a Timely and Cost-Efficient Basis.

     We rely to a substantial extent on third parties to provide some of our equipment, software, data, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. For example, our Authorize.Net business requires the services of third-party payment processors. If any of these processors cease to allow us to access their processing platforms, our ability to process credit card payments would be severely impacted. In addition, we depend on our Originating Depository Financial Institution (“ODFI”) partner to process Automated Clearing House transactions, and our ability to process these transactions would be severely impacted if we were to lose our ODFI partner for any reason.

     Our reliance on outside vendors and service providers also subjects us to other risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. For example, in order to provide our credit verification service, we need access to third-party credit information databases provided to us by outside vendors. Similarly, delivery of our activation services often requires the availability and performance of billing systems which are also supplied by outside vendors. If for any reason we were unable to access these databases or billing systems, our ability to process credit verification transactions could be impaired.

     In addition, our business is materially dependent on services provided by various telecommunications providers. A significant interruption in telecommunications services could seriously harm our business.

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

We Face Competition from a Broad and Increasing Range of Vendors.

     The market for products and services offered to communications providers and participants in online transactions is highly competitive and subject to rapid change. Each of these markets is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in each of the markets in which we compete, which will result in the entrance of new competitors in the future. We face potential competition from several primary sources:

•	software vendors that provide one or more customer acquisition, customer relationship management and retention or risk management solutions, including ECtel Ltd., TSI Telecommunications Services Inc. (“TSI”), Fair, Isaac & Co. Inc., Magnum Software Systems, Inc., American Management Systems, Incorporated and SLP Infoware;

•	telecommunications equipment vendors that market software-based solutions to complement their hardware offerings, such as Hewlett-Packard Company and Ericsson;

•	service providers that offer customer acquisition, customer relationship management and retention, risk management or authentication services in connection with other services, including Choicepoint Inc., Visa U.S.A., Experian Information Solutions, Inc., Equifax, Inc., RiskWise, L.L.C., Trans Union, L.L.C., Schlumberger Sema plc and Amdocs Ltd;

•	information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

•	information technology vendors that offer wireless and internet software applications such as Oracle Corporation, Microsoft Corporation and International Business Machine Corporation;

•	providers of online payment processing services, including VeriSign, CyberSource Corporation, PlugnPlay Technologies, Inc. and LinkPoint International, Inc.

•	consulting firms or systems integrators that may offer competitive services or the ability to develop customized solutions for customer acquisition and qualification, customer relationship management and retention or risk management, such as American Management Systems, Incorporated, Accenture Ltd., BearingPoint, Inc., PeopleSoft, Inc., Siebel Systems, Inc. and Cap Gemini Ernst & Young;

•	software vendors of prepaid wireless billing products, including Boston Communications Group, Inc., Intervoice, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., VeriSign Telecommunications Services, Telemac Cellular Corporation, Fair, Isaac & Co. Inc., ORGA Kartensysteme GmbH, Schlumberger Sema plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Hewlett-Packard Company (Tandem Division), Telcordia Technologies, Inc. and Sixbell;

•	a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as Verizon Communications, Inc., Authentix Network Inc. and Fair, Isaac & Co., Inc.; and

•	vendors that provide products and services in the wireless data market, such as Bridgewater Systems Corporation, OracleMobile, a division of Oracle Corporation, 4thPass, Inc., TSI, Seven Networks, Inc. and Openwave Systems Inc.

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

     We provide transaction services and support services using complex computer and telecommunications systems. Our business could be significantly harmed if these systems fail or suffer damage from fire, natural disaster, terrorism, power loss, telecommunications failure, unauthorized access by hackers, computer viruses or similar events. In addition, the growth of our client base, a significant increase in transaction volume or an expansion of our facilities may strain the capacity of our computers and telecommunications systems and lead to degradations in performance or system failure. Many of our agreements with carriers contain level of service commitments, which we might be unable to fulfill in the event of a natural disaster, an actual or threatened terrorist attack or a major system failure. Errors in our computer and telecommunications systems may adversely impact our ability to provide the products and services contracted for by our clients. We may need to expend significant capital or other resources to protect against or repair damage to our systems that occur as a result of malicious activities, natural disasters or human error, but these protections and repairs may not be completely effective. Our property and business interruption insurance and errors and omissions insurance might not be adequate to compensate us for any losses that may occur as the result of these types of damage. It is also possible that such insurance might cease to be available to us on commercially reasonable terms, or at all.

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

We May Become a Party to Intellectual Property Infringement Claims, Which Could Harm Our Business.

     We are aware of certain pending lawsuits involving intellectual property infringement claims against businesses providing electronic payment gateway services that seek injunctive relief and monetary damages, which lawsuits were brought by a company that claims to hold patents related to such services. From time to time, we may be forced to respond to or prosecute intellectual property infringement claims to protect our rights or defend a client’s rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business and operating results. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our products in the U.S. and abroad and could result in the award of substantial damages against us.

We may be required to enter into royalty or licensing agreements with third parties claiming infringement by us of their intellectual property in order to settle these claims. These royalty or licensing agreements, if available, may not have terms that are acceptable to us. In addition, if we are forced to enter into a license agreement with terms that are unfavorable to us, our operating results would be materially harmed. We may also be required to indemnify our clients for losses they may incur under indemnification agreements if we are found to have violated the intellectual property rights of others.

Our Business Could Require Additional Financing.

     Our future business activities, including our operation of Authorize.Net, the development or acquisition of new or enhanced products and services, the acquisition of additional computer and network equipment, the relocation of our corporate headquarters, and the international expansion of our business will require us to make significant capital expenditures. If our available cash resources prove to be insufficient, because of unanticipated expenses, revenue shortfalls or otherwise, we may need to seek additional financing or curtail our expansion activities. If we obtain equity financing for any reason, our existing stockholders may experience dilution in their investments. If we obtain debt financing, our business could become subject to restrictions that affect our operations or increase the level of risk in our business. It is also possible that, if we need additional financing, we will not be able to obtain it on acceptable terms, or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES.

     The market risk exposure inherent in the Company’s financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents. Cash and cash equivalents include short-term, highly liquid instruments, which consist primarily of money market accounts, purchased with remaining maturities of three months or less. The Company’s short-term investments also include debt securities maturing in one year or less that are classified as available for sale. These investments are carried at fair value. The Company does not execute transactions in or hold derivative financial instruments for trading or hedging purposes.

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

     Market risk for cash and cash equivalents is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company’s financial position or results of operations during the quarter ended March 31, 2004.

     The Company is not subject to any material market risk associated with foreign currency exchange rates.

     For additional information about Lightbridge’s financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

     The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. This evaluation did not apply to Authorize.Net and its business since the acquisition of Authorize.Net was effective on the close of business on March 31, 2004. The Company’s Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures (excluding those of Authorize.Net) were effective to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives.

     There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred in the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2004:

			Total Number of	Maximum Number
	Total Number of		Shares Purchased as	of Shares that May
	Shares Purchased	Average Price Paid	Part of Publicly	Yet be Purchased
Period	(1)	per Share	Announced Plan	Under the Plan

January 1, 2004 to January 31, 2004	—	—	—	2,087,462

February 1, 2004 to February 29, 2004	—	—	—	2,087,462

March 1, 2004 to March 31, 2004	114,600	$6.69	114,600	1,972,862

Total	114,600	$6.69	114,600

(1)	All shares were repurchased under authorizations covering up to 4 million shares of common stock approved by the Board of Directors and publicly announced by the Company. On October 4, 2001, the Company announced its Stock Repurchase Program to repurchase up to 2 million shares of common stock at an aggregate price of up to $20 million through September 26, 2003. On April 23, 2003, the Company announced an expansion of its Stock Repurchase Program to repurchase up to 4 million shares of common stock at an aggregate price of up to $40 million through September 26, 2005.

Item 5. Other Information

      The Company is providing the following information as of April 23, 2004 regarding all its stock option plans (the “Plans”).

	Information Regarding the Plans

	Number of Options	Weighted Average
	(In thousands)	Exercise Price

Outstanding	4,124,972	$9.59

Available for grant	747,512	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description
2.1*	Stock Sale Agreement by and among InfoSpace, Inc., Go2Net, Inc., Authorize.Net Corporation and Lightbridge, Inc. dated as of February 29, 2004

10.1	Separation Agreement and Release between Michael Mitsock and the Company dated January 26, 2004

10.2	Separation Agreement and Release between Stefan Gladyszewski and the Company dated January 26, 2004

10.3	Lease between Region of Queens Municipality, LTBG TeleServices ULC and Lightbridge, Inc. dated February 10, 2004

31.1	Certification of Pamela D.A. Reeve dated May 10, 2004

31.2	Certification of Harlan Plumley dated May 10, 2004

32.1	Certification of Pamela D.A. Reeve and Harlan Plumley dated May 10, 2004 (furnished but not filed with the Securities and Exchange Commission)

*	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 9, 2004

(b) Reports On Form 8-K

     On January 22, 2004, the Company filed a Current Report on Form 8-K to report, under Item 12 Results of Operations and Financial Condition, the release of its results of operations for the quarter and year ended December 31, 2003. The Report also included, under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the press release regarding the Company’s fourth quarter and 2003 financial results.

     On March 9, 2004, the Company filed a Current Report on Form 8-K to report under Item 2, Acquisition or Disposition of Assets, that an agreement has been signed with InfoSpace, Inc. to acquire all the outstanding stock of Authorize.Net Corporation for $82 million in cash. In addition, the Company included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the Stock Sale Agreement by and among InfoSpace, Inc., Go2Net, Inc., Authorize.Net Corporation and Lightbridge, Inc. dated as of February 29, 2004, as well as a copy of the Press Release regarding the acquisition.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.

Date: May 10, 2004	By:	/s/ Harlan Plumley

Harlan Plumley
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)