Form 10-Q/A
period 2004-03-31
LIGHTBRIDGE INC
filed 2004-05-14
CIK 1017172

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

LIGHTBRIDGE, INC.

QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2004

EXPLANATORY NOTE

This amendment to the Lightbridge, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is being filed solely to amend the information set forth in the tabular disclosures regarding Lightbridge’s Nova Scotia lease commitments, as set forth in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of the Report, and as set forth under the heading “Liquidity and Capital Resources” in Part I, Item 2 of the Report. No other changes have been made to the information set forth in the Report as originally filed on May 10, 2004.

LIGHTBRIDGE, INC.

QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2004

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

	Total	2004	2005	2006	2007	After 2007
	(Dollars in thousands)
Operating lease	$1,538	$153	$320	$320	$320	$425

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

     The following summarizes the purchases during the first quarter of 2004:

			Total Number of
	Total Number		Shares	Maximum Number
	of	Average Price	Purchased as	of Shares that May
	Shares	Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
January 1, 2004 to January 31, 2004	—	—	—	2,087,462
February 1, 2004 to February 29, 2004	—	—	—	2,087,462
March 1, 2004 to March 31, 2004	114,600	$6.69	114,600	1,972,862

Total	114,600	$6.69	114,600

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

     The following summarizes the changes to the June 2002 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31,			March 31,
	2003	Accrued	Utilized	2004
	(In thousands)
Facility closing and related costs	$622	$—	$85	$537

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

     The following summarizes the changes to the March 2003 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31,			March 31,
	2003	Accrued	Utilized	2004
	(In thousands)
Facility closing and related costs	$363	$4	$86	$281

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

     The following summarizes the changes to the June 2003 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31,			March 31,
	2003	Accrued	Utilized	2004
	(In thousands)
Employee severance and termination benefits	$253	$—	$130	$123
Facility closing and related costs	1,396	11	175	1,232

	$1,649	$11	$305	$1,355

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

	Balance at			Balance at
	December 31,			March 31,
	2003	Accrued	Utilized	2004
	(In thousands)
Employee severance and termination benefits	$—	$484	$162	$322

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

     Development. Development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The decrease in the development expenses for the quarter ended March 31, 2004 was primarily due to cost savings associated with the June 2003 and January 2004 restructurings. Development expenses as a percentage of total revenues decreased for the quarter ended March 31, 2004 as a result of higher revenue levels. The Company expects development expenses to increase in the remainder of 2004 in connection with the further development of its existing products and services, the development of new products and services and the development expenses associated with Authorize.Net’s business.

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

     The following summarizes the changes to the June 2002 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31,			March 31,
	2003	Accrued	Utilized	2004
	(In thousands)
Facility closing and related costs	$622	$—	$85	$537

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

     The following summarizes the changes to the March 2003 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31,			March 31,
	2003	Accrued	Utilized	2004
	(In thousands)
Facility closing and related costs	$363	$4	$86	$281

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

     The following summarizes the changes to the June 2003 restructuring reserves for the three months ended March 31, 2004:

	Balance at			Balance at
	December 31,			March 31,
	2003	Accrued	Utilized	2004
	(In thousands)
Employee severance and termination benefits	$253	$—	$130	$123
Facility closing and related costs	1,396	11	175	1,232

	$1,649	$11	$305	$1,355

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

	Balance at			Balance at
	December 31,			March 31,
	2003	Accrued	Utilized	2004
	(In thousands)
Employee severance and termination benefits	$—	$484	$162	$322

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

	Total	2004	2005	2006	2007	After 2007
	(Dollars in thousands)
Operating lease	$1,538	$153	$320	$320	$320	$425

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Ex-31.1 Certification of Pamela D.A. Reeve dated May 13, 2004

Ex-31.2 Certification of Harlan Plumley dated May 13, 2004

Ex-32.1 Certification pursuant to Section 906 dated May 13, 2004 (furnished but not filed with the Securities and Exchange Commission)

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.
Date: May 13, 2004	By:	/s/ Harlan Plumley
Harlan Plumley
Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)