Form 10-Q
period 2004-06-30
LIGHTBRIDGE INC
filed 2004-08-09
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-21319

LIGHTBRIDGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3065140 (I.R.S. Employer Identification No.)

30 Corporate Drive
Burlington, Massachusetts 01803
(Address of Principal Executive Offices) (Zip Code)

(781) 359-4000
(Registrant’s Telephone Number, Including Area Code)

Former Address:
67 South Bedford Street
Burlington, Massachusetts 01803
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

     As of August 2, 2004, there were 26,446,013 shares of the registrant’s common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

		Page
	PART I. FINANCIAL INFORMATION	3
Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3
	Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Statements of Operations for the three and six months ended June 30, 2004 and 2003	4-5
	Statements of Cash Flows for the six months ended June 30, 2004 and 2003	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7-14
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	15-35
Item 3.	QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES	36
Item 4.	CONTROLS AND PROCEDURES.	36
	PART II. OTHER INFORMATION	36
Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	36
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37
Item 6.	EXHIBITS AND REPORTS ON FORM 8K	37-38
	SIGNATURE	39
Ex-10.1	Separation Agreement and Release between Harlan Plumley and the Company dated May 20, 2004
Ex-10.2	Amendment to 1996 Employee Stock Purchase Plan
Ex-31.1	Certification of Robert E. Donahue
Ex-31.2	Certification of Timothy C. O’Brien
Ex-32.1	Certification pursuant to Section 906
EX-10.1 SEPARATION AGREEMENT
AMENDMENT TO THE 1996 STOCK PURCHASE PLAN
EX-31.1 CERTIFICATION OF ROBERT E. DONAHUE
EX-31.2 CERTIFICATION OF TIMOTHY C. O'BRIEN
EX-32.1 CERTIFICATION OF DONAHUE AND O'BRIEN

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$42,161	$69,685
Short-term investments	6,446	63,803
Accounts receivable, net	20,891	20,071
Deferred tax assets	3,294	3,267
Other current assets	3,495	4,158

Total current assets	76,287	160,984
Property and equipment, net	14,133	9,408
Deferred tax assets	4,321	4,553
Other assets, net	511	362
Goodwill	59,293	1,664
Other intangible assets, net	23,388	865

Total assets	$177,933	$177,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,392	$15,205
Deferred revenues	5,664	5,461
Funds due to merchants	5,961	—
Reserve for restructuring	1,968	2,634

Total current liabilities	26,985	23,300
Long-term liabilities	142	33

Total liabilities	27,127	23,333
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,884,256 and 29,647,795 shares issued and 26,445,213 and 26,843,352 shares outstanding at June 30, 2004 and December 31, 2003, respectively	301	298
Additional paid-in capital	167,192	166,882
Warrants	206	206
Currency translation	(10)	—
Retained earnings	3,904	4,072
Less: treasury stock, at cost	(20,787)	(16,955)

Total stockholders’ equity	150,806	154,503

Total liabilities and stockholders’ equity	$177,933	$177,836

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2004	2003
Revenues:
Transaction	$19,168	$19,068
Software licensing	2,444	4,455
Consulting and services	6,406	6,687
Hardware	529	1,089
Payment processing	8,138	—

Total revenues	36,685	31,299

Cost of revenues:
Transaction	12,108	10,858
Software licensing	165	643
Consulting and services	2,618	2,843
Hardware	400	1,002
Payment processing	2,193	—

Total cost of revenues	17,484	15,346

Gross profit:
Transaction	7,060	8,210
Software licensing	2,279	3,812
Consulting and services	3,788	3,844
Hardware	129	87
Payment processing	5,945	—

Total gross profit	19,201	15,953

Operating expenses:
Development	7,272	7,475
Sales and marketing	6,808	3,595
General and administrative	4,275	3,904
Restructuring	19	1,472

Total operating expenses	18,374	16,446

Income (loss) from operations	827	(493)
Equity in loss of partnership investment	—	(471)
Other income, net	428	535

Income (loss) before provision for income taxes	1,255	(429)
Income tax expense (benefit)	682	(346)

Net income (loss)	$573	$(83)

Basic net income (loss) per common share	$0.02	$(0.00)

Diluted net income (loss) per common share	$0.02	$(0.00)

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2004	2003
Revenues:
Transaction	$39,734	$38,851
Software licensing	4,965	6,061
Consulting and services	11,979	12,978
Hardware	1,494	1,832
Payment processing	8,138	—

Total revenues	66,310	59,722

Cost of revenues:
Transaction	24,410	22,077
Software licensing	786	787
Consulting and services	4,863	5,744
Hardware	1,298	1,570
Payment processing	2,193	—

Total cost of revenues	33,550	30,178

Gross profit:
Transaction	15,324	16,774
Software licensing	4,179	5,274
Consulting and services	7,117	7,234
Hardware	195	262
Payment processing	5,945	—

Total gross profit	32,760	29,544

Operating expenses:
Development	14,245	14,552
Sales and marketing	10,560	7,582
General and administrative	7,794	7,270
Purchased in-process research and development	679	—
Restructuring	518	1,549

Total operating expenses	33,796	30,953

Loss from operations	(1,036)	(1,409)
Equity in loss of partnership investment	—	(471)
Other income, net	780	1,005

Loss before provision for income taxes	(256)	(875)
Income tax benefit	(88)	(435)

Net loss	$(168)	$(440)

Basic net loss per common share	$(0.01)	$(0.02)

Diluted net loss per common share	$(0.01)	$(0.02)

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(168)	$(440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchased in-process research and development	679	—
Depreciation and amortization	4,971	5,855
Deferred income taxes	205	—
Loss on disposal of property and equipment	12	378
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	995	(1,455)
Other assets	780	(309)
Accounts payable and accrued liabilities	(3,977)	(3,080)
Funds due to merchants	(436)	—
Deferred revenues	203	921
Other liabilities	109	(120)

Net cash provided by operating activities	3,373	1,750

Cash flows from investing activities:
Purchases of property and equipment	(7,216)	(1,807)
Purchase of short-term investments	(26,335)	(126,849)
Proceeds from sales and maturities of short-term investments	83,693	105,375
Acquisition of Authorize.Net, less cash received	(77,510)	—

Net cash used in investing activities	(27,368)	(23,281)

Cash flows from financing activities:
Proceeds from issuance of common stock	313	363
Repurchase of common stock	(3,832)	(3,439)

Net cash used in financing activities	(3,519)	(3,076)

Effects of foreign exchange rate changes on cash and cash equivalents	(10)	—
Net decrease in cash and cash equivalents	(27,524)	(24,607)
Cash and cash equivalents, beginning of period	69,685	90,664

Cash and cash equivalents, end of period	$42,161	$66,057

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

2. BUSINESS AND ACQUISITION ACTIVITY

     On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net Corporation (“Authorize.Net”) for $82 million in cash from InfoSpace, Inc. In addition, the Company expects to incur approximately $2.1 million in acquisition related costs. The total purchase price for the acquisition was $84.1 million, after giving effect to a working capital adjustment. The purchase price paid by the Company in the Authorize.Net acquisition was reduced by $430,000 based on the final determination of working capital required at closing as set forth in the stock sale agreement. Authorize.Net provides credit card and electronic check payment solutions to companies that process orders for goods and services over the Internet. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments. Through the acquisition of Authorize.Net, the Company expanded its customer transaction business to include online payment processing, while reaching a new customer base of small to medium-sized merchants. The results of operations of Authorize.Net were not included in the condensed consolidated statements of operations for the first quarter of 2004 or the first six months of 2003 since the purchase was effective at the close of business on March 31, 2004. The operations of Authorize.Net were included in the second quarter results for 2004.

     The aggregate purchase price for the Authorize.Net acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$6,527
Accounts receivable	1,815
Property and equipment	1,655
Other assets	327
Liabilities assumed:
Accounts payable and accrued expenses	(1,498)
Funds due to merchants	(6,397)
Identifiable intangible assets:
In-process research and development	679
Reseller network	9,300
Merchant customer base	7,000
Trademarks	3,600
Existing technology	3,100
Processor relationships	300
Goodwill	57,731

Total allocated purchase price	$84,139

     The tangible assets acquired and liabilities assumed were recorded at their fair values, which approximated their carrying amounts at the acquisition date. The values of the identifiable intangible assets were determined by an independent appraiser using established valuation techniques accepted in the technology and software industries. The appraisal of the intangible assets involved calculations which were based in part on management’s judgments and assumptions. These judgments and assumptions included estimates of growth rates, changes to pricing and margins, estimates of the life of the reseller network and merchant customer base, and an assessment of the value of the existing technology. The amortization periods for intangible assets are as follows. The reseller network value of $9.3 million and the processor relationships of $300,000 will be amortized over twelve years. The merchant customer base value of $7.0 million and the existing technology value of $3.1 million will be amortized over five years. The intangible value of the trademarks of $3.6 million is not amortized. Excluding trademarks, the weighted average amortization term of the intangible assets is 8.4 years.

     In connection with the Authorize.Net acquisition, the Company recorded a $679,000 charge during the first quarter of 2004 for two in-process research and development (“IPR&D”) projects. The Authorize.Net technology includes payment gateway solutions that enable merchants to authorize, settle and manage electronic transactions via the Internet, at retail locations and on wireless devices. The research projects in process at the date of acquisition related to the development of the Card Present Solution (“CPS”) and the Fraud Tool (“FT”). Development on the FT project and the CPS project was started at the end of 2003 and the beginning of 2004, respectively. The complexity of the CPS technology lies in its fast, flexible and redundant characteristics. The complexity of the FT technology lies in its responsiveness to changing fraud dynamics and efficiency.

     The value of the projects was determined by an independent appraiser using the income method. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of estimated total research and development expenses to bring the projects to technological feasibility. At the acquisition date, the Company estimated that the CPS and the FT projects were approximately 15% and 80% complete, respectively, with fair values of approximately $638,000 and $41,000, respectively. The discount rate used for the fair value calculation was 30% for the CPS project and 22% for the FT project. At the date of acquisition, development of the technology involved risks to the Company including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology.

     Lightbridge completed the development of the FT in May 2004 having spent approximately $129,000 on the project after the acquisition. Total cost to complete the CPS project after acquisition is estimated to be approximately $650,000. The CPS project is expected to be completed by March 2005. If the development of the technology is not completed on schedule, the potential consequences to the Company may be increased development costs and increased competition from other companies that have competitive products in the market.

     The purchase price in excess of the net assets acquired and the identifiable intangible assets acquired was allocated to goodwill. The entire amount of the goodwill is expected to be deductible for tax purposes.

     In accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142), the Company is required to analyze the carrying value of goodwill and other intangible assets against the estimated fair value of those assets for possible impairment on an annual basis. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. Estimated fair value will generally be determined based on discounted cash flows.

Pro forma financial information

     The following table presents the unaudited pro forma financial information of the Company including Authorize.Net for the three months ended June 30, 2003 and for the six months ended June 30, 2004 and 2003, as if the acquisition had occurred on January 1, 2003, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include elimination of revenue associated with pre-acquisition deferred revenue of Authorize.Net, amortization of intangible assets, elimination of interest income associated with the cash purchase price of the acquisition and related income tax effects.

     The pro-forma net income for the six months ended June 30, 2004 excludes the expense of IPR&D of $679,000 related to the Authorize.Net acquisition due to its non-recurring nature. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated on January 1, 2003.

	Three Months Ended
	June 30,	Six Months Ended June 30,
	2003	2004	2003
	(Amounts in thousands,
	except per share amounts)
Pro forma net revenue	$37,724	$74,562	$72,098

Pro forma net income (loss)	$(1,340)	$1,162	$(1,968)

Pro forma net income (loss) per basic share	$(0.05)	$0.04	$(0.07)

Pro forma net income (loss) per diluted share	$(0.05)	$0.04	$(0.07)

Shares used for basic computation	27,005	26,794	27,113

Shares used for diluted computation	27,005	26,918	27,113

3. COMMITMENTS AND CONTINGENCIES

     At June 30, 2004, the Company was holding funds in the amount of $5.1 million on behalf of merchants utilizing Authorize.Net’s eCheck services. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s condensed consolidated balance sheet. Authorize.Net typically holds eCheck funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at June 30, 2004, the Company held funds in the amount of $907,000 for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s condensed consolidated balance sheet. Credit card funds are typically held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

     In addition, the Company currently has $600,000 on deposit with a financial institution. The deposit is held to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution. To date, the deposit has not been applied to offset any deficit balance, and management believes that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as Authorize.Net utilizes the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

     The Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company maintains an annually renewable letter of credit in the amount of $1.0 million which extends through January 2005, as required for security under the lease for its headquarters. The Company’s future minimum payments due under operating leases are as follows as of June 30, 2004:

		Remainder
	Total	of 2004	2005	2006	2007	After 2007
	(Dollars in thousands)
Operating leases	$21,194	$2,258	$4,728	$3,560	$2,743	$7,905

     On February 10, 2004, the Company entered into a lease agreement with the Region of Queens Municipality to lease 32,144 square feet of space in Liverpool, Nova Scotia, Canada. The lease expires on April 30, 2009, with an option to renew at the end of the current lease term. The lease also gives the Company the right to terminate upon the third anniversary thereof.

     On July 21, 2004, the Company entered into a lease agreement for 14,148 square feet of office space in Bellevue, Washington. The lease is expected to commence in September 2004 and will expire in September 2009. The future minimum payments due under this lease agreement are as follows: Total, $874,000; $14,000 in the remainder of 2004; $168,000 in 2005; $175,000 in 2006, $182,000 in 2007; and $335,000 after 2007.

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

     Had the Company used the fair value method to measure such compensation expense associated with grants of stock options to employees, reported net income (loss) and basic and diluted income (loss) per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share amounts)
Net income (loss) as reported	$573	$(83)	$(168)	$(440)
Add back stock based compensation recorded in income	—	—	—	—
Deduct stock based compensation measured using the fair value method	$320	$566	551	1,386

Net income (loss) pro forma	$253	$(649)	$(719)	$(1,826)

Basic net income (loss) per share pro forma	$0.01	$(0.02)	$(0.03)	$(0.07)
Diluted net income (loss) per share pro forma	$0.01	$(0.02)	$(0.03)	$(0.07)

     The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model for the three and six-month periods ended June 30, 2004 and 2003 are as follows:

	June 30,
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

5. COMPREHENSIVE INCOME

     The Company currently has currency translation and net income (loss) as items of comprehensive income.

6. DISCLOSURES ABOUT SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION

     Based upon the way management and the Board of Directors monitor the Company’s operations, the Company operates in five distinct segments: the transaction business, the software license business, the consulting and service business, the hardware business and the payment processing business. Within these five segments, performance is measured based on gross profit realized from each segment. Information about revenues, cost of revenues and gross profit of each segment is shown separately on the statement of operations. Information about costs and expenses, other than costs of revenues, is not reported by segment. There are no transactions between segments. A majority of the Company’s revenues historically have been derived from clients located in the United States.

7. REVENUE RECOGNITION

     The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; hardware sold in conjunction with certain software licenses; and performing payment processing services. We also offer on-demand voice conferencing services through our GroupTalk offering. Revenues from processing of qualification and activation transactions for communications providers are recognized in the period in which services are performed. Revenues from our GroupTalk offering are recognized as conference services are utilized.

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

     Revenues for payment processing are derived from the Company’s credit card processing and eCheck processing services (collectively “payment processing services”), gateway fees and set-up fees. Payment processing services revenue is based on a fee per transaction or on a percentage of the completed transaction, and is recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to merchant customers for the use of the payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating the Company’s payment processing services. Although these fees are generally paid to the Company at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. Commissions paid to outside sales partners are recorded in sales and marketing expense in the Company’s statements of operations.

8. EARNINGS PER SHARE (EPS)

     Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock using the treasury stock method.

     A reconciliation of the shares used to compute basic income per share to those used for diluted income per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Shares for basic computation	26,639	27,005	26,794	27,113
Options and warrants (treasury stock method)	39	—	—	—

Shares for diluted computation	26,678	27,005	26,794	27,113

     Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for the three and six months ended June 30, 2004 and 2003. Had such shares been included, shares for the diluted computation would have increased by approximately 3,996,000 and 2,334,000 for the three months ended June 30, 2004 and 2003, respectively, and approximately 3,244,000 and 2,565,000 for the six months ended June 30, 2004, and 2003, respectively.

     In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computations for the three months ended June 30, 2003 and for the six months ended June 30, 2004 and 2003, as they are anti-dilutive due to the net loss recorded by the Company in those periods. Had such shares been included, the number of shares for the diluted computation would have increased by approximately 367,000 shares for the three months ended June 30, 2003, and 124,000 and 300,000 for the six months ended June 30, 2004 and 2003, respectively.

9. REPURCHASE OF SHARES

     On October 4, 2001, Lightbridge announced that its Board of Directors had authorized the repurchase of up to 2 million shares of the Company’s common stock at an aggregate cost of up to $20 million. The shares may be purchased from time to time depending on market conditions. On April 23, 2003, the Board approved an expansion of the plan to authorize Lightbridge to purchase up to 4 million shares of the Company’s common stock at an aggregate cost of up to $40 million through September 26, 2005. As of June 30, 2004, the Company had purchased approximately 2.5 million shares at a total cost of approximately $17.9 million since the inception of its repurchase program.

     The following summarizes the purchases during the second quarter of 2004:

			Total Number of
			Shares	Maximum Number
	Total Number		Purchased as	of Shares that May
	of Shares	Average Price	Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Plan	Under the Plan
April 1, 2004 to April 30, 2004	—	—	—	1,972,862
May 1, 2004 to May 31, 2004	520,000	$5.83	520,000	1,452,862
June 1, 2004 to June 30, 2004	—	—	—	1,452,862

Total	520,000	$5.83	520,000

10. RESTRUCTURING RESERVES

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

     The following summarizes the changes to the June 2002 restructuring reserves for the six months ended June 30, 2004:

	Balance at			Balance at
	December 31,			June 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Facility closing and related costs	$622	$—	$169	$453

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

     The following summarizes the changes to the March 2003 restructuring reserves for the six months ended June 30, 2004:

	Balance at			Balance at
	December 31,			June 30,
	2003	Accrued	Utilized	2004
	(In thousands)
Facility closing and related costs	$363	$8	$153	$218

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

     The following summarizes the changes to the June 2003 restructuring reserves for the six months ended June 30, 2004:

	Balance at			Balance at
	December 31,			June 30,
	2003	Accrued	Utilized	2004
	(In thousands)
Employee severance and termination benefits	$253	$—	$160	$93
Facility closing and related costs	1,396	22	346	1,072

Total	$1,649	$22	$506	$1,165

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

     The following summarizes the changes to the January 2004 restructuring reserves for the six months ended June 30, 2004:

	Balance at			Balance at
	December 31,			June 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Employee severance and termination benefits	$—	$488	$356	$132

11. PROVISION FOR (BENEFIT FROM) INCOME TAXES

     The income tax provision for the six months ended June 30, 2004 reflects a net benefit of $0.1 million which consists of an income tax provision at an annual effective tax rate of (5.0)%, plus a $0.3 million tax benefit related to the recognition of prior year research and development tax credits less a $0.2 million provision to establish a tax valuation allowance against certain deferred tax assets. If the Company generates future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period. The (5.0)% rate differs from the statutory rate of 34.0% due to the level of estimated pre-tax profit. The income tax provision for the six months ended June 30, 2003 reflects a net benefit of $0.4 million which consists of an income tax benefit at an annual effective tax rate of 20.0%, as well as a $0.3 million tax benefit related to the recognition of prior year’s research and development tax credits. The 20.0% rate differs from the statutory rate of 34.0% due to the level of estimated pre-tax profit.

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (FIN 46R) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (SPEs) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of VIEs other than SPEs, is required in financial statements for periods ending after March 15, 2004. The Company does not have any investments in or contractual relationships or other business relationships with any VIE and therefore the adoption of FIN 46R did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

13. SUBSEQUENT EVENTS

     On August 2, 2004, the Company announced that Pamela D.A. Reeve had resigned as President and Chief Executive Officer and as a member of the Company’s Board of Directors. Robert E. Donahue, a member of the Board of Directors, was named to serve as the Company’s interim President and Chief Executive Officer. In conjunction with Ms. Reeve’s resignation, the Company entered into a Separation Agreement and Release which includes payments to Ms. Reeve equivalent to two years’ base salary and certain other benefits. These expenses will be recorded by the Company in its condensed consolidated statements of operations for the three months ending September 30, 2004.

     On August 6, 2004, the Company entered into an Asset Purchase Agreement with Subex Systems Limited – NJ (“Subex”) to transfer certain assets related to the Company’s Fraud Centurion product suite for up to $3.0 million. The closing of the transaction is expected to occur within the next three months and is subject to certain closing conditions specified in the Asset Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth below under the heading “Risk Factors” that may cause the actual results, performance and achievements of Lightbridge to differ materially from those indicated by the forward-looking statements. Lightbridge undertakes no obligation to update any forward-looking statements it makes.

     ALIAS, AUTHORIZE.NET, FRAUDBUSTER, FRAUD CENTURION, FRAUD SENTINEL, GROUPTALK, LIGHTBRIDGE, the Lightbridge logo, PHONEPRINT and PROFILE are registered trademarks of Lightbridge, and @RISK, CAS, CUSTOMER ACQUISITION SYSTEM, INSIGHT, LIGHTBRIDGE TELESERVICES, PHONEFUEL, POPS, PREPAY, PREPAY IN, RETAIL MANAGEMENT SYSTEM, RMS and TALKGROUP are trademarks of Lightbridge. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Critical Accounting Policies and Estimates

     We have identified and discussed certain critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2003. We did not modify our critical accounting policies during the quarter ended June 30, 2004. Those policies and estimates have been applied in the preparation of our financial statements included in this Quarterly Report on Form 10-Q. In applying our critical accounting policies, we decreased the annual estimated effective tax rate to (5)% in the quarter ended June 30, 2004.

Overview

     We develop, market and support a suite of products and services for communications providers and online businesses that support the customer lifecycle, including customer qualification and acquisition, risk management, prepaid billing, mobile data management, voice conferencing, authentication services and payment processing services. We also offer on-demand voice conferencing services. Our software-based solutions are delivered primarily on an outsourced or service bureau basis. These outsourced or service bureau solutions together with our TeleServices offerings comprise our transaction business. We also derive revenues from software licensing, consulting and maintenance services, hardware sales and payment processing services. While our solutions historically have been delivered primarily to wireless carriers, we also provide solutions to online businesses and other non-carrier clients.

     The results of operations for Authorize.Net are being included for the first time in the three-month period ended June 30, 2004 on our statements of operations.

     In June 2002, we announced that we were reducing our workforce by seven percent and consolidating our Waltham, Massachusetts call center operations into our Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002. In March 2003, we announced that we would be streamlining our Broomfield, Colorado call center operations into our Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In June 2003, we announced we would be closing our Irvine, California facility and transferring certain employment positions to our Broomfield, Colorado facility and reducing our headcount by an estimated 70 employees.

     In December 2003, we entered into an agreement to lease approximately 80,000 square feet in a single building in Burlington, Massachusetts for our new principal administrative, sales, consulting, marketing and product development facility. In February 2004, we announced the planned expansion of our call center operations to Liverpool, Nova Scotia, Canada. Our Nova Scotia facility became operational on April 15, 2004 and we commenced occupancy of our new Burlington facility in June 2004.

     In January 2004, we announced a limited reorganization of our internal business operations. This action, a continuation of our emphasis on expense management, resulted in the termination of ten individuals in our corporate office in Burlington, Massachusetts. We recorded a restructuring charge of approximately $0.5 million relating to severance and termination benefits.

     On March 31, 2004, we acquired all of the outstanding stock of Authorize.Net from InfoSpace Inc., for $82 million in cash and expect to incur approximately $2.1 million in acquisition related transaction costs. The purchase price paid by us was subject to adjustment based on the final determination of working capital required at closing as set forth in the stock sale agreement. Authorize.Net is a provider of payment solutions for online customer transactions. The Authorize.Net payment gateway provides credit card and electronic check solutions to companies that process orders for goods and services over the Internet. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments.

     Our transaction revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers. Over time, we have expanded our offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers’ existing accounts, interfacing with carrier and third-party systems and providing call center services. We also offer transaction services to screen and authenticate the identity of users engaged in online transactions. We also offer on-demand voice conferencing services through our GroupTalk offering. Our transaction-based solutions provide multiple, remote, systems access for workflow management, along with centrally managed client-specified business policies, and links to client and third-party systems. Transaction services are provided through contracts with carriers and others, which specify the services to be utilized and the markets to be served. Our clients are charged for these services on a per transaction basis or, in the case of GroupTalk, on a per-minute basis. Pricing varies depending primarily on the volume and type of transactions, the number and type of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of transactions processed varies depending on seasonal and retail trends, the success of the carriers and others utilizing our services in attracting subscribers and the markets served by our clients. Transaction revenues are recognized in the period in which the services are performed.

     Our software licensing revenues consist of revenues attributable to the licensing of our CAS Application Modules, Prepaid Billing and Mobile Data Management software. Our CAS modules are designed to assist customers in interfacing with our transaction processing systems as well as to perform other point-of-sale and channel functionality. In the quarter ended March 31, 2004, we determined that we would no longer actively market or sell our Retail Management System (RMS) product. On August 6, 2004, we entered into an Asset Purchase Agreement with Subex Systems Limited – NJ (“Subex”) to transfer certain assets related to our Fraud Centurion product suite for up to $3.0 million. The closing of the transaction is expected to occur within the next three months and is subject to certain closing conditions specified in the Asset Purchase Agreement. The Fraud Centurion product suite is designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. The Prepaid Billing system allows carriers to market and manage prepaid wireless services to customers. The Mobile Data Management solutions provide wireless carriers a platform for the development and management of data content and applications. Our software products are licensed as packaged software products and each product generally requires incidental customization or integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined.

     Our consulting and services revenues historically have been derived principally from providing solution development and deployment services and business advisory consulting in the areas of customer acquisition and retention, authentication, prepay billing and risk management. The majority of consulting and services engagements are performed on a time and materials basis and revenues from these engagements are generally recognized as the services are performed. When we perform work under a fixed fee arrangement, revenues are generally recognized as services are performed. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement and are reported as consulting and services revenues.

     Our hardware revenues historically have been derived in connection with sales of our PrePay and PhonePrint products. Revenue from hardware is recognized upon shipment, unless testing, integration or other services are required, in which case it is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software is deferred until the software revenue is recognized.

     Revenues for payment processing are derived from our credit card processing and eCheck processing services (collectively “payment processing services”), gateway fees and set-up fees. Payment processing services revenue is based on a fee per transaction or on a percentage of the completed transaction, and is recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our payment processing services. Although these fees are generally paid to us at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship which is determined through a series of analyses of active and deactivated merchants. Commissions paid to outside sales partners are recorded in sales and marketing expense in our statements of operations.

     In the quarter ended June 30, 2004, two clients accounted for 24% and 15% of our total revenues. In the quarter ended June 30, 2003, four clients accounted for 24%, 20%, 18% and 12% of our total revenues. In the six months ended June 30, 2004, three clients accounted for 24%, 17% and 10% of our total revenues. In the six months ended June 30, 2003, four clients accounted for 26%, 21%, 17% and 12% of our total revenues. We entered into a recent amendment to our services agreement with AT&T Wireless Services, Inc. (“AT&T”), one of our major clients, extending the term of the agreement through April 1, 2009, subject to earlier termination of the services agreement upon twelve months’ notice and designated services upon notice. A loss of one or more of these major clients, a bankruptcy or period of financial difficulty of one or more of these clients, a decrease in orders by one or more of these clients or a change in the combination of products and services obtained from us by one or more of these clients would adversely affect our revenues, margins and net income.

     We are currently reviewing our cost structure in order to better align our costs with anticipated future revenues. We anticipate that this review may result in reduced operating expenses in future periods.

Results Of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Transaction	52.2%	60.9%	59.9%	65.1%
Software licensing	6.7	14.2	7.5	10.1
Consulting and services	17.5	21.4	18.1	21.7
Hardware	1.4	3.5	2.2	3.1
Payment processing	22.2	—	12.3	—

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Transaction	33.0	34.7	36.8	37.0
Software licensing	0.4	2.1	1.2	1.3
Consulting and services	7.1	9.1	7.3	9.6
Hardware	1.1	3.2	2.0	2.6
Payment processing	6.0	—	3.3	—

Total cost of revenues	47.6	49.1	50.6	50.5

Total gross profit	52.4	50.9	49.4	49.5

Operating expenses:
Development costs	19.8	23.9	21.5	24.3
Sales and marketing	18.6	11.5	15.9	12.7
General and administrative	11.7	12.4	11.8	12.2
Purchased in-process research and development	—	—	1.0	—
Restructuring costs	0.1	4.7	0.8	2.6

Total operating expenses	50.2	52.5	51.0	51.8

Income (loss) from operations	2.2	(1.6)	(1.6)	(2.3)
Loss on equity investment	—	(1.5)	—	(0.8)
Other income, net	1.2	1.7	1.2	1.7

Income (loss) before provision for income taxes	3.4	(1.4)	(0.4)	(1.4)
Income tax expense (benefit)	1.9	(1.1)	(0.1)	(0.7)

Net income (loss)	1.5%	(0.3)%	(0.3)%	(0.7)%

Quarter Ended June 30, 2004 Compared with Quarter Ended June 30, 2003.

     Revenues. Revenues and certain revenue comparisons for the three months ended June 30, 2004 and 2003 were as follows:

(Dollars in thousands)

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,	$	%
Revenues	2004	2003	Difference	Difference
Transaction	$19,168	$19,068	$100	0.5%
Software licensing	2,444	4,455	(2,011)	(45.1)
Consulting and services	6,406	6,687	(281)	(4.2)
Hardware	529	1,089	(560)	(51.4)
Payment processing	8,138	—	8,138	—

Total	$36,685	$31,299	$5,386	17.2%

     The slight increase in transaction revenues of $100,000 was due to increased client subscriber applications and an increase in the services provided by our TeleServices call centers. These favorable changes were partially offset by lower transaction fees charged to certain clients as a result of competitive pricing pressures and an unfavorable change in the mix of services provided.

     Our transaction revenues will continue to reflect the industry’s rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). While we saw growth in the number of applications processed in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, we believe that transaction revenues in the remainder of 2004 may be impacted by changes in the demand for our TeleServices business, changes in the combination of services purchased by clients, and competitive pricing pressures.

     The decrease in software licensing revenues of $2.0 million resulted from fewer and lower total value software license transactions and reduced growth fees from existing clients. We expect the level of capital spending by carriers to continue to affect the sales of our software products during the remainder of 2004. Our PrePay clients’ growth rates for net new PrePay subscribers continue to impact the level of our growth fee license revenue.

     The decrease in consulting and services revenues of $0.3 million for the quarter ended June 30, 2004 was principally due to a decrease in maintenance and support fees associated with our PhonePrint and RMS products which we no longer actively market and sell. We expect that the level of software sales will continue to affect consulting and services revenues during the remainder of 2004. Upon closing of the Fraud Centurion transaction with Subex, we expect that maintenance and support fees associated with our Fraud Centurion products will end or decline significantly and, accordingly, negatively affect consulting and services revenues.

     There was a decrease in hardware revenues of $0.6 million for the quarter ended June 30, 2004. Hardware revenues are a function of the number of PrePay software license sales and the number of subscribers each new system sold will support.

     Payment processing revenues were included in the second quarter results for the first time during the quarter ended June 30, 2004, due to the acquisition of Authorize.Net, and we expect these revenues to increase through the remainder of 2004.

     Cost of Revenues and Gross Profit. Cost of revenues consists primarily of personnel costs, costs of resold third party hardware, software and services, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues for payment processing consists of expenses associated with the delivery, maintenance and support of Authorize.Net’s products and services, including personnel costs, communication costs, such as high-bandwith Internet access, server equipment depreciation, transactional processing fees, as well as customer care costs. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed, changes in the mix of transaction revenues between those from automated transaction processing and those from processing transactions through our TeleServices call centers, changes in pricing to certain clients and changes in the mix of total revenues among transaction revenues, software licensing and maintenance revenues, consulting services revenues and payment processing revenues. Generally, cost of revenue from automated transaction processing tends to be lower than costs of revenue from processing transactions through our TeleServices call centers.

     Cost of revenues, gross profit and certain comparisons for the three months ended June 30, 2004 and 2003 were as follows:

(Dollars in thousands)

	Three
	Months	Three Months
	Ended	Ended
	June 30,	June 30,	$	%
	2004	2003	Difference	Difference
Cost of revenues:
Transaction	$12,108	$10,858	$1,250	11.5%
Software licensing	165	643	(478)	(74.4)
Consulting and services	2,618	2,843	(225)	(7.9)
Hardware	400	1,002	(602)	(60.0)
Payment processing	2,193	—	2,193	—

Total cost of revenues	$17,484	$15,346	$2,138	13.9%

Gross profit:
Transaction $	$7,060	$8,210	$(1,150)	(14.0)%
Transaction %	37%	43%
Software licensing $	2,279	3,812	(1,533)	(40.2)%
Software licensing %	93%	86%
Consulting and services $	3,788	3,844	(56)	(1.5)%
Consulting and services %	59%	58%
Hardware $	129	87	42	48.3%
Hardware %	24%	8%
Payment processing $	5,945	—	5,945	—
Payment processing %	73%	—

Total gross profit $	$19,201	$15,953	$3,248	20.4%

Total gross profit %	52%	51%

     Transaction cost of revenues increased by $1.3 million in the second quarter of 2004 from the second quarter of 2003. This increase, which is associated with our call center operations, reflects staffing and training costs due to increased call center volume as well as the opening of our Liverpool, Nova Scotia call center.

     Software licensing cost of revenues decreased by $0.5 million in the second quarter of 2004 from the second quarter of 2003. This decrease was primarily attributable to the type of software products licensed during the quarter ended June 30, 2004. The second quarter 2004 software licensing cost of revenue is more reflective of average historical and expected future software cost of sales than the cost in the second quarter of 2003.

     Consulting and services cost of revenues decreased slightly by $0.2 million in the quarter ended June 30, 2004 from the quarter ended June 30, 2003, driven by reduced use of contract labor.

     Hardware cost of revenues decreased by $0.6 million in the quarter ended June 30, 2004 from 3.2% in the quarter ended June 30, 2003. This decrease was attributable to the decrease in hardware revenues.

     Payment processing cost of revenues were included in the second quarter results for the first time during 2004.

     We expect that fluctuations in gross profit may occur primarily because of a change in the mix of revenue generated from our five revenue components, particularly revenues from software licensing, consulting services and payment processing, and also because of competitive pricing pressures.

     Operating Expenses. Operating expenses and certain operating expense comparisons for the three months ended June 30, 2004 and 2003 were as follows:

(Dollars in thousands)

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,	$	%
	2004	2003	Difference	Difference
Development	$7,272	$7,475	$(203)	(2.7)%
Sales and marketing	6,808	3,595	3,213	89.4
General and administrative	4,275	3,904	371	9.5
Restructuring	19	1,472	(1,453)	(98.7)

Total	$18,374	$16,446	$1,928	11.7%

     Development. Development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The decrease in the development expenses for the three months ended June 30, 2004 was primarily due to cost savings associated with the June 2003 and January 2004 restructurings. These savings were partially offset by the addition of Authorize.Net. Development expenses as a percentage of total revenues decreased for the three months ended June 30, 2004 as a result of lower expense levels and increased revenues. We expect development expenses to continue to be greater, in comparison to prior year levels, in the remaining periods in 2004 primarily due to the inclusion of Authorize.Net’s development expenses in our 2004 results.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Additionally for Authorize.Net, sales and marketing expenses consist of the costs mentioned above as well as commissions paid to outside sales partners. The increase for the three months ended June 30, 2004 was due to the addition of Authorize.Net and the related sales partner commissions included in sales and marketing expense. We expect sales and marketing expenses to continue to be greater, in comparison to prior year levels, in the remaining periods in 2004 primarily due to the inclusion of Authorize.Net’s sales and marketing expenses in our 2004 results.

     General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. The increase in general and administrative costs for the three months ended June 30, 2004 was primarily due to expenses incurred as a result of increased regulatory and compliance requirements and the inclusion of the Authorize.Net expenditures. Excluding expenditures related to the Authorize.Net business, general and administrative expenses decreased slightly in the quarter end June 30, 2004 in comparison with the same quarter of 2003. We expect general and administrative expenses to continue to be greater, in comparison to prior year levels, in the remaining periods in 2004 primarily due to the inclusion of Authorize.Net’s general and administrative expenses in our 2004 results as well as the impact of separation costs related to Ms. Reeve’s resignation as discussed in Note 13. Subsequent Events, of our condensed consolidated statements of operation.

     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances as well as other non-operating gains and losses. Other income, net decreased to $0.4 million in the quarter ended June 30, 2004 from $0.5 million in the quarter ended June 30, 2003. This decrease was primarily due to a decline in our cash and short-term investments balance as a result of the payment of the purchase price for the acquisition of Authorize.Net. This decrease was partially offset by a $250,000 recovery of a note receivable that had been deemed uncollectible and written off in a prior period.

     Provision For (Benefit From) Income Taxes. We estimate our interim income tax expense (benefit) based on the Company’s projected annual effective tax rate. Our projected annual effective tax rate differs from the federal statutory rate primarily due to the impact of state taxes, changes in valuation allowances for certain deferred tax assets and benefit from federal and state tax credits. The annual effective tax rate for 2004 will be largely dependent on our performance and could fluctuate significantly with slight changes in the absolute dollar value of our 2004 pre-tax income (loss).

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003.

     Revenues. Revenues and certain revenue comparisons for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30,	June 30,	$	%
Revenues	2004	2003	Difference	Difference
Transaction	$39,734	$38,851	$883	2.3%
Software licensing	4,965	6,061	(1,096)	(18.1)
Consulting and services	11,979	12,978	(999)	(7.7)
Hardware	1,494	1,832	(338)	(18.4)
Payment processing	8,138	—	8,138	—

Total	$66,310	$59,722	$6,588	11.0%

     The increase in transaction revenues of $0.9 million was due to increased client subscriber applications and an increase in the services provided by our TeleServices call centers. These factors were partially offset by lower transaction fees charged to certain clients as a result of competitive pricing pressures and an unfavorable change in the mix of services provided.

     Software licensing revenues decreased by $1.1 million in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 reflecting reduced growth fees resulting from lower PrePay subscriber growth among clients utilizing our PrePay software. This reduction was offset in part by a slight increase in the revenues associated with initial software license sales.

     The decrease in consulting and services revenues of $1.0 million for the six months ended June 30, 2004 was principally due to a decline in maintenance fees for the PrePay product, resulting from certain maintenance pricing modifications to our agreement with Ericsson AB.

     There was a slight decrease in hardware revenues of $0.3 million for the six months ended June 30, 2004.

     Payment processing revenues were included in the second quarter results for the first time during the quarter ended June 30, 2004, due to the acquisition of Authorize.Net.

     Cost of Revenues and Gross Profit.

     Cost of revenues, gross profit and certain comparisons for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	$	%
(Dollars in thousands)	2004	2003	Difference	Difference
Cost of revenues:
Transaction	$24,410	$22,077	$2,333	10.6%
Software licensing	786	787	(1)	(0.2)
Consulting and services	4,863	5,744	(881)	(15.3)
Hardware	1,298	1,570	(272)	(17.3)
Payment processing	2,193	—	2,193	—

Total cost of revenues	$33,550	$30,178	$3,372	11.2%

Gross profit:
Transaction $	$15,324	$16,774	$(1,450)	(0.9)%
Transaction %	39%	43%
Software licensing	$4,179	5,274	(1,095)	(20.8)%
Software licensing %	84%	87%

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	$	%
(Dollars in thousands)	2004	2003	Difference	Difference
Consulting and services	$7,117	7,234	(117)	(1.6)%
Consulting and services %	59%	56%
Hardware	$195	262	(67)	(25.6)%
Hardware %	13%	14%
Payment processing	$5,945	—	5,945	—
Payment processing %	73%	—

Total gross profit $	$32,760	$29,544	$3,216	10.9%

Total gross profit %	49%	49%

     Transaction cost of revenues increased by $2.3 million in the first six months of 2004 from the first six months of 2003. Spending for our TeleServices call centers increased as a result of increased staffing and training costs related to increased call center volume. Increased client subscriber applications resulted in slightly higher resold services expenses, which are the fees paid to third party service providers whose services we resell in conjunction with the processing of some credit applications. These increases were partially offset by reduced costs of maintaining systems and networks used in processing qualification and activation.

     Software licensing cost of revenues was unchanged for the six months ended June 30, 2004 in comparison with the same period in 2003.

     Consulting and services cost of revenues decreased by $0.9 million in the six months ended June 30, 2004. This decrease was attributable to a reduction in headcount associated with the June 2003 and January 2004 restructurings and a reduced use of contract labor.

     Hardware cost of revenues decreased by $0.3 million in the six months ended June 30, 2004 from 2.6% in the six months ended June 30, 2003. This decrease was attributable to the decrease in hardware revenues.

     Payment processing costs of revenues were included in the second quarter results for the first time during 2004.

     Operating Expenses. Operating expenses and certain operating expense comparisons for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	$	%
(Dollars in thousands)	2004	2003	Difference	Difference
Development	$14,245	$14,552	$(307)	(2.1)%
Sales and marketing	10,560	7,582	2,978	39.3
General and administrative	7,794	7,270	524	7.2
Purchased in-process R&D	679	—	679	—
Restructuring	518	1,549	(1,031)	(66.5)

Total	$33,796	$30,953	$2,843	9.2%

     Development. The decrease in development expenses for the six months ended June 30, 2004 was primarily due to cost savings associated with the June 2003 and January 2004 restructurings. These savings were partially offset by the addition of Authorize.Net, the expenses from which are included beginning in the three months ended June 30, 2004. Development expenses as a percentage of total revenues decreased for the six months ended June 30, 2004 as a result of lower expense levels and increased revenue.

     Sales and Marketing. The increase in sales and marketing expenses for the six months ended June 30, 2004 was due to the addition of Authorize.Net and the related sales partner commissions included in sales and marketing expense. Sales and marketing expenses without the addition of Authorize.Net decreased slightly from the six months ending June 30, 2003 due to a decrease in marketing program spending.

     General and Administrative. The increase in general and administrative costs for the six months ended June 30, 2004 was primarily due to expenses incurred as a result of increased regulatory and compliance requirements and the inclusion of the Authorize.Net expenditures.

     Purchased In-Process Research and Development (“IPR&D”). In connection with the Authorize.Net acquisition, we recorded a $0.7 million charge during the first quarter of 2004 for two IPR&D projects. The Authorize.Net technology includes payment gateway solutions that enable merchants to authorize, settle and manage electronic transactions via the Internet, at retail locations and on wireless devices. The research projects in process at the date of acquisition related to the development of the Card Present Solution (“CPS”) and the Fraud Tool (“FT”). Development on the FT project and the CPS project was started at the end of 2003 and the beginning of 2004, respectively. The complexity of the CPS technology lies in its fast, flexible and redundant characteristics. The complexity of the FT technology lies in its responsiveness to changing fraud dynamics and efficiency.

     The value of the projects was determined by an independent appraiser using the income method. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of estimated total research and development expenses to bring the projects to technological feasibility. At the acquisition date, we estimated that the CPS and the FT projects were approximately 15% and 80% complete, respectively, with fair values of approximately $638,000 and $41,000, respectively. The discount rate used for the fair value calculation was 30% for the CPS project and 22% for the FT project. At the date of acquisition, development of the technology involved risks to us including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology.

     We completed the development of the FT in May 2004 having spent approximately $129,000 on the project after the acquisition. Total cost to complete the CPS project after acquisition is estimated to be approximately $650,000. The CPS project is expected to be completed by March 2005. If the development of the technology is not completed on schedule, the potential consequences to us may be increased development costs and increased competition from other companies that have competitive products in the market.

     Other Income, Net. Other income, net decreased to $0.8 million in the six months ended June 30, 2004 from $1.0 million in the six months ended June 30, 2003. This decrease was primarily due to a decline in our cash and short-term investments balance as a result of the payment of the purchase price for the acquisition of Authorize.Net. This decrease was partially offset by a $250,000 recovery of a note receivable that had been deemed uncollectible and written off in a prior period.

     Provision For (Benefit From) Income Taxes. Our projected annual effective tax rate of (5)% differs from the federal statutory rate primarily due to the impact of state taxes, changes in valuation allowances for certain deferred tax assets and benefit from federal and state tax credits.

Restructuring

     In June 2002, we announced that we were reducing our workforce by seven percent and consolidating our Waltham, Massachusetts call center operations into our Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002. We recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million for workforce reductions, $1.3 million for facilities reductions including lease obligations, utilities and security costs on unused space and $0.7 million for capital equipment write-offs associated with these measures. The restructuring plan resulted in the termination of 65 personnel as follows: 25 in product and service delivery, 22 in development, 11 in sales and marketing and seven in general and administrative. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2002, and we anticipate that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2004.

     The following summarizes the changes to the June 2002 restructuring reserves for the six months ended June 30, 2004:

	Balance at			Balance at
	December 31,			June 30,
	2003	Accrued	Utilized	2004
	(In thousands)
Facility closing and related costs	$622	$—	$169	$453

     In March 2003, we announced that we would be streamlining our existing Broomfield, Colorado call center operations into our Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, we recorded a restructuring charge of approximately $0.1 million for workforce reductions. In the quarter ended June 30, 2003, we recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2003, and we anticipate that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2004.

     The following summarizes the changes to the March 2003 restructuring reserves for the six months ended June 30, 2004:

	Balance at			Balance at
	December 31,			June 30,
	2003	Accrued	Utilized	2004
	(In thousands)
Facility closing and related costs	$363	$8	$153	$218

     In June 2003, we announced that we would be closing our Irvine, California facility and transferring certain employment positions to our Broomfield, Colorado facility and reducing our headcount by an estimated 70 employees as follows: 16 in product and service delivery, 30 in development, 13 in sales and marketing and 11 in general and administrative. In the quarter ended June 30, 2003, we recorded a restructuring charge of approximately $0.7 million, consisting mainly of workforce reduction costs. In the quarter ended September 30, 2003, we recorded an additional restructuring charge associated with this action of approximately $3.3 million, consisting of $1.1 million for workforce reduction, $1.7 million in future lease obligations for unused facilities and $0.5 million for capital equipment write-offs. In the quarter ended December 31, 2003, we recorded an additional restructuring charge of $0.1 million related to future lease obligations and employee severance benefits. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2003, and we anticipate that all other costs related to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2005.

     The following summarizes the changes to the June 2003 restructuring reserves for the six months ended June 30, 2004:

	Balance at			Balance at
	December 31,			June 30,
	2003	Accrued	Utilized	2004
	(In thousands)
Employee severance and termination benefits	$253	$—	$160	$93
Facility closing and related costs	1,396	22	346	1,072

Total	$1,649	$22	$506	$1,165

     In January 2004, we announced a limited reorganization of our internal business operations. This action, a continuation of our emphasis on expense management, resulted in the termination of ten individuals in our corporate office in Burlington, Massachusetts. We recorded a restructuring charge of approximately $0.5 million relating to employee severance and termination benefits.

     The following summarizes the changes to the January 2004 restructuring reserves for the six months ended June 30, 2004:

	Balance at			Balance at
	December 31,			June 30,
	2003	Accrued	Utilized	2004
	(In thousands)
Employee severance and termination benefits	$—	$488	$356	$132

Liquidity And Capital Resources

     As of June 30, 2004, we had cash and cash equivalents and short-term investments of $48.6 million, which includes $6.0 million of cash that is due to merchants related to our payment processing business. Our working capital decreased to $49.6 million at June 30, 2004 from $137.7 million at December 31, 2003 due principally to the payment of the acquisition price of $82 million for the Authorize.Net business and related acquisition costs. We believe that our current cash balances will be sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, cash requirements related to the recent acquisition of Authorize.Net, additional acquisitions or investments, restructurings or obligations associated with the closure of products or facilities, and the sustained profitability of our operations.

     At June 30, 2004, we were holding funds in the amount of $5.1 million on behalf of merchants utilizing Authorize.Net’s eCheck services. The funds are included in cash and cash equivalents and funds due to merchants on our condensed consolidated balance sheet. Authorize.Net typically holds eCheck funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at June 30, 2004, we held funds in the amount of $907,000 for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on our condensed consolidated balance sheet. Credit card funds are typically held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

     In addition, we currently have $600,000 on deposit with a financial institution. The deposit is held to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution. To date, the deposit has not been applied to offset any deficit balance, and we believe that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as Authorize.Net utilizes the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

     During the first six months of 2004, we generated cash flows from operating activities of $3.4 million and used $27.4 million and $3.5 million in investing and financing activities, respectively.

     Our capital expenditures totaled $7.2 million for the six months ended June 30, 2004. The capital expenditures during this period were principally associated with the opening of our new headquarters in Burlington, Massachusetts, the opening of the call center in Liverpool, Nova Scotia, Canada as well as our service delivery infrastructure and computer equipment for software development activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2011.

     During the six months ended June 30, 2004, we used $3.8 million for the repurchase of our common stock under our stock repurchase program.

     Our primary contractual obligations and commercial commitments are under our operating leases and a letter of credit. We maintain an annually renewable letter of credit in the amount of $1.0 million which extends through January 2005, as required for security under the lease for our headquarters. Our future minimum payments due under operating leases are as follows as of June 30, 2004:

	Total	Remainder of 2004	2005	2006	2007	After 2007
	(Dollars in thousands)
Operating leases	$21,194	$2,258	$4,728	$3,560	$2,743	$7,905

     On February 10, 2004, we entered into a lease agreement with the Region of Queens Municipality to lease 32,144 square feet of space in Liverpool, Nova Scotia, Canada. The lease expires on April 30, 2009, with an option to renew at the end of the current lease term. The lease also gives us the right to terminate upon the third anniversary thereof.

     On July 21, 2004, we entered into a lease agreement for 14,148 square feet of office space in Bellevue, Washington. The lease is expected to commence in September 2004 and will expire in September 2009. The future minimum payments due under this lease agreement are as follows: Total, $874,000; $14,000 in the remainder of 2004; $168,000 in 2005; $175,000 in 2006, $182,000 in 2007; and $335,000 after 2007.

     On January 14, 2003, we entered into a foreign exchange agreement, effective April 2003, with a bank for the purchase of one currency in exchange for the sale of another currency. This agreement is secured by $3.0 million held by the bank. To date, there have been no transactions under this agreement.

Subsequent Events

     On August 2, 2004, we announced that Pamela D.A. Reeve had resigned as President and Chief Executive Officer and as a member of our Board of Directors. Robert E. Donahue, a member of our Board of Directors, was named to serve as our interim President and Chief Executive Officer. In conjunction with Ms. Reeve’s resignation, we entered into a Separation Agreement and Release which includes payments to Ms. Reeve equivalent to two years’ base salary and certain other benefits. These expenses will be recorded in our condensed consolidated statements of operations for the three months ending September 30, 2004.

Inflation

     Although certain of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.

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

     In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R (FIN 46R) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (SPEs) for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of VIEs other than SPEs, is required in financial statements for periods ending after March 15, 2004. We do not have any investments in or contractual relationships or other business relationships with any VIE and therefore the adoption of FIN 46R did not have any impact on our consolidated financial position, results of operations or cash flows.

Risk Factors

If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly.

     Our revenues are concentrated among a few major clients. Our 10 largest clients accounted for approximately 91% of our total revenues in 2003, and we expect that most of our revenues will continue to come from a relatively small number of clients for the foreseeable future. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, or as the result of the perceived quality or cost-effectiveness of our products or services. Our services agreements with Sprint Spectrum L.P. (“Sprint”), and Nextel Operations, Inc. (“Nextel”) expire on December 31, 2006. We recently amended our services agreement with AT&T Wireless Services, Inc. (“AT&T”) which now expires on April 1, 2009, but is subject to earlier termination of the services agreement upon twelve months’ notice and designated services upon notice. It is possible that Sprint, Nextel and/or AT&T could elect not to renew their agreements, to reduce the volume of products and services they purchase from us or to request significant changes to the pricing or other terms in any renewal agreement. In February 2004, Cingular Wireless announced an agreement to acquire AT&T. Cingular Wireless is not presently a client of Lightbridge. We are unable to predict the effect of the acquisition on our relationship with AT&T. The loss of AT&T or any of our other major clients would cause sales to fall below expectations and materially reduce our revenues, margins and net income.

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

     We currently derive most of our revenues from companies in the wireless telecommunications industry, and we expect that wireless telecommunications companies will continue to account for a substantial majority of our revenues for the foreseeable future. In recent years, the growth rate of the domestic wireless industry has slowed. In addition, consolidation has affected the number of carriers to whom our products and services can be marketed and sold, and competition among wireless carriers has continued to increase, resulting in heightened efforts by carriers to control costs. Many of our carrier clients have sought, and may in the future seek, pricing concessions when they renew their service agreements with us, which could affect our revenues and profitability. In addition, certain of our carrier clients have sought bankruptcy protection in recent years, and we believe it is likely that additional clients may file for bankruptcy protection if current industry conditions continue. Bankruptcy filings by our clients or former clients such as WorldCom Wireless Incorporated may prevent us from collecting some or all of the amounts owing to us at the time of filing, may require us to return some or all of any payments received by us within 90 days prior to a bankruptcy filing and may also result in the termination of our service agreements. As a result of the foregoing conditions, our success depends on a number of factors:

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

Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.

     Authorize.Net distributes its service offerings primarily through outside sales partners. In 2003, Authorize.Net’s revenues were derived predominantly through relationships with distribution partners. In addition, the PrePay billing system is currently marketed primarily through a distribution agreement with Ericsson, which is the source of substantially all of our revenue derived from the PrePay billing system in recent years. That agreement may be terminated by either party on 180 days’ notice to the other. We have also entered into a business alliance with VeriSign, Inc. (“VeriSign”) to assist us in penetrating the online transaction market.

     We intend to continue to market and distribute our current and future products and services through existing and other relationships both in and outside of the United States. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Failure by our existing and future distributors or other sales and marketing partners to generate significant revenues or our failure to establish additional distribution or sales and marketing alliances or changes in the industry that render third party distribution networks obsolete could have a material adverse effect on our business, operating results and financial condition.

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

We Have Made and May Continue to Make Acquisitions, Which Involve Risks.

     We acquired Coral Systems, Inc. in November of 1997, Corsair Communications, Inc. in February of 2001, the assets of Altawave, Inc. in February of 2002 and Authorize. Net in March of 2004. We may also make additional acquisitions in the future if we identify companies, technologies or assets that appear to complement our business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. For example:

•	We may experience difficulty in integrating and managing acquired businesses successfully and in realizing anticipated economic, operational and other benefits in a timely manner. The need to retain existing clients and employees of an acquired company and to integrate and manage differing corporate cultures can also present significant risks. If we are unable to successfully integrate and manage acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

•	Our acquisition of Authorize.Net significantly reduced our available cash and liquidity. In other future acquisitions, we may issue equity securities that could be dilutive to our shareholders or we may use our remaining cash, which may have an adverse effect on our liquidity. We also may incur additional debt and amortization expense related to intangible assets as a result of acquisitions. This additional debt and amortization expense, as well as the potential impairment of any purchased goodwill, may materially and adversely affect our business and operating results. We may also be required to make continuing investments in acquired products or technologies to bring them to market, which may negatively affect our cash flows and net income. In addition, we may assume contingent liabilities that may be difficult to estimate.

•	Acquisitions may divert management’s attention from our existing business and may damage our relationships with our key clients and employees.

The Success of Our Growth Strategy Is Dependent on Our Ability to Expand into New Markets.

     In order to achieve growth in our business, we are seeking to expand our business into new markets, including the online transaction market and the wireless data market and the voice conferencing market. If we are not able to expand successfully into new markets, our financial results and future prospects may be harmed. Our ability to enter new markets depends on a number of factors, including:

•	growth in the online transaction and voice conferencing markets;

•	our ability to provide products and services to address the needs of those markets; and

•	competition in those markets.

If We Do Not Continue to Enhance Our Existing Products and Services, and Develop or Acquire New Ones, We Will Not Be Able to Compete Effectively.

     The industries in which we do business or intend to do business have been changing rapidly as a result of increasing competition, technological advances, regulatory changes and evolving industry practices and standards, and we expect these changes will continue. Current and potential clients have also experienced significant changes as the result of consolidation among existing industry participants and economic conditions. In addition, the business practices and technical requirements of our clients are subject to changes that may require modifications to our products and services. In order to remain competitive and successfully address the evolving needs of our clients, we must commit a significant portion of our resources to:

•	identify and anticipate emerging technological and market trends affecting our core wireless business as well as the online market;

•	enhance our current products and services in order to increase their cost-effectiveness to clients that are seeking to control costs and to meet regulatory requirements;

•	develop or acquire new products and services that meet emerging client needs, such as services to allow companies to authenticate the identity of consumers engaged in online transactions, voice conferencing services and products and services for the online market;

•	modify our products and services in response to changing business practices and technical requirements of our clients, as well as to new regulatory requirements;

•	integrate our current and future products; and

•	create and maintain interfaces to changing client and third party systems.

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

We and Our Clients Must Comply with Complex and Changing Laws and Regulations.

     Government regulation influences our activities and the activities of our current and prospective clients, as well as our clients’ expectations and needs in relation to our products and services. Businesses that handle consumers’ funds, such as our Authorize. Net business, are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. If applied to us, these rules and regulations could require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statutes may result in severe penalties or restrictions on our ability to engage in e-commerce, which could have a material adverse effect on our business.

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

Changes to Credit Card Association Rules or Practices Could Adversely Impact Our Authorize.Net Business.

     Our Authorize.Net credit card payment gateway does not directly access the Visa and MasterCard credit card associations. As a result, we must rely on banks and their service providers to process our transactions. We must comply with the operating rules of the credit card associations. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with Authorize.Net. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, resulting in our inability to give customers the option of using credit cards to fund their payments. If we were unable to process credit card transactions, our Authorize.Net business would be materially and adversely affected.

We Could be Subject to Liability as a Result of Security Breaches or Fraudulent or Illegal Use of Our Services.

     Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers and social security numbers, security breaches and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our payment gateway services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft or merchant fraud. We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause merchants to lose confidence in our services in particular, or in Internet systems generally, our business could suffer.

     In addition, the large volume of payments that we handle for our clients makes us vulnerable to employee fraud or other internal security breaches. We cannot give assurance that any internal control systems will prevent material losses from employee fraud. Further, we may be required to expend significant capital and other resources to protect against security breaches and fraud to address any problems they may cause.

     Our payment system may also be susceptible to potentially illegal or improper uses. These uses may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot ensure that these measures will succeed. In addition, regulations under the USA Patriot Act of 2001 may require us to revise the procedures we use to comply with the various anti-money laundering and financial services laws. Our business could suffer if clients use our system for illegal or improper purposes or if the costs of complying with regulatory requirements increase significantly.

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

On-Demand Voice Conferencing Service May Become Subject to Traditional Telecommunications Carrier Regulation by Federal and State Authorities, Which Would Increase the Cost of Providing Our Services, Require us to Suspend Services to Existing Clients, and May Subject us to Penalties.

     The Federal Communications Commission (“FCC”) and state public service commissions may require us to submit to traditional telecommunications carrier regulations for our GroupTalk on-demand, voice conferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our voice conferencing service until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our voice conferencing service to these laws and regulations would increase our operating costs, may require us to suspend service to existing clients, could require restructuring of those services to charge separately for the voice and other components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

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

     Our revenues are difficult to forecast for a number of reasons:

•	Seasonal and retail trends affect our transaction revenues, which historically have represented the majority of our total revenues, and may affect demand for our other products and services. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

•	The sales process for our products and services is lengthy, sometimes exceeding twenty-four months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders, particularly orders for software, which typically result in a substantial amount of non-recurring revenue, could cause our quarterly revenues to fall substantially below expectations.

•	We ship our software products within a short period after receipt of an order, and we usually do not have a material backlog of unfilled orders of software products. Consequently, our revenues from software licenses in any quarter depend substantially on the orders booked and shipped in that quarter. As a result, a delay in the consummation of a license agreement may cause our revenues to fall below expectations for that quarter.

•	Our consulting services revenues can fluctuate based on the timing of product sales and projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues or staffing requirements accurately more than a few months in advance.

     Most of our expenses, particularly employee compensation, are relatively fixed. As a result, even relatively small variations in the timing of our revenues may cause significant variations in our quarterly operating results and may result in quarterly losses.

     Our quarterly results may also vary due to the timing and extent of restructuring and other changes that may occur in a given quarter.

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

Changes in Management Could Affect our Ability to Operate our Business

     Our future success will depend to a significant degree on the skills, experience and efforts of our executive officers. We have experienced recent changes in management including the resignation of Pamela D.A. Reeve, our former President and CEO, on August 2, 2004. The loss of any of our executive officers could impair our ability to successfully manage our current business or implement our planned business objectives and our future operations may be adversely affected.

We Face Competition from a Broad and Increasing Range of Vendors.

     The market for products and services offered to communications providers and participants in online transactions is highly competitive and subject to rapid change. Each of these markets is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in each of the markets in which we compete, which will result in the entrance of new competitors in the future. We face potential competition from several primary sources:

•	software vendors that provide one or more customer acquisition, customer relationship management and retention or risk management solutions, including ECtel Ltd., TSI Telecommunications Services Inc. (“TSI”), Fair, Isaac & Co. Inc., Magnum Software Systems, Inc., American Management Systems, Incorporated and SLP Infoware;

•	telecommunications equipment vendors that market software-based solutions to complement their hardware offerings, such as Hewlett-Packard Company and Ericsson;

•	service providers that offer customer acquisition, customer relationship management and retention, risk management or authentication services in connection with other services, including Choicepoint Inc., Visa U.S.A., Experian Information Solutions, Inc., Equifax, Inc., RiskWise, L.L.C., Trans Union, L.L.C., Schlumberger Sema plc and Amdocs Ltd;

•	information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

•	information technology vendors that offer wireless and internet software applications such as Oracle Corporation, Microsoft Corporation and International Business Machine Corporation;

•	providers of online payment processing services, including VeriSign, CyberSource Corporation, PlugnPlay Technologies, Inc. and LinkPoint International, Inc.

•	consulting firms or systems integrators that may offer competitive services or the ability to develop customized solutions for customer acquisition and qualification, customer relationship management and retention or risk management, such as American Management Systems, Incorporated, Accenture Ltd., BearingPoint, Inc., PeopleSoft, Inc., Siebel Systems, Inc. and Cap Gemini Ernst & Young;

•	software vendors of prepaid wireless billing products, including Boston Communications Group, Inc., Intervoice, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., VeriSign Telecommunications Services, Telemac Cellular Corporation, Fair, Isaac & Co. Inc., ORGA Kartensysteme GmbH, Schlumberger Sema plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Hewlett-Packard Company (Tandem Division), Telcordia Technologies, Inc. and Sixbell;

•	a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as Verizon Communications, Inc., Authentix Network Inc. and Fair, Isaac & Co., Inc.;

•	vendors that provide products and services in the wireless data market, such as Bridgewater Systems Corporation, OracleMobile, a division of Oracle Corporation, 4thPass, Inc., TSI, Seven Networks, Inc. and Openwave Systems Inc.; and

•	vendors that provide or resell products and services in the voice conferencing market such as Spectel, Inc., Polycom Inc., Raindance Communications, Inc., Ptek Holdings, Inc., and the major worldwide telecommunications providers such as AT&T, Sprint, and Global Crossing Limited.

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

We May Become a Party to Intellectual Property Infringement Claims, Which Could Harm Our Business.

     We are aware of, and we expect we may become a party to, certain pending lawsuits involving intellectual property infringement claims against businesses providing electronic payment gateway services that seek injunctive relief and monetary damages, which lawsuits were brought by a company that claims to hold patents related to such services. From time to time, we may be forced to respond to or prosecute intellectual property infringement claims to protect our rights or defend a client’s rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business and operating results. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our products in the U.S. and abroad and could result in the award of substantial damages against us. We may be required to enter into royalty or licensing agreements with third parties claiming infringement by us of their intellectual property in order to settle these claims. These royalty or licensing agreements, if available, may not have terms that are acceptable to us. In addition, if we are forced to enter into a license agreement with terms that are unfavorable to us, our operating results would be materially harmed. We may also be required to indemnify our clients for losses they may incur under indemnification agreements if we are found to have violated the intellectual property rights of others.

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

     Market risk for cash and cash equivalents is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company’s financial position or results of operations during the three or six months ended June 30, 2004.

     The Company is not subject to any material market risk associated with foreign currency exchange rates.

     For additional information about Lightbridge’s financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

     The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. The Company’s Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives.

     There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred in the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2004:

			Total Number of	Maximum Number
	Total Number of		Shares Purchased as	of Shares that May
	Shares Purchased	Average Price Paid	Part of Publicly	Yet be Purchased
Period	(1)	per Share	Announced Plan	Under the Plan
April 1, 2004 to April 30, 2004	—	—	—	1,972,862
May 1, 2004 to May 31, 2004	520,000	$5.83	520,000	1,452,862
June 1, 2004 to June 30, 2004	—	—	—	1,452,862

Total	520,000	$5.83	520,000

(1)	All shares were repurchased under authorizations covering up to 4 million shares of common stock approved by the Board of Directors and publicly announced by the Company. On October 4, 2001, the Company announced its Stock Repurchase Program to repurchase up to 2 million shares of common stock at an aggregate price of up to $20 million through September 26, 2003. On April 23, 2003, the Company announced an expansion of its Stock Repurchase Program to repurchase up to 4 million shares of common stock at an aggregate price of up to $40 million through September 26, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

     On June 2, 2004, Lightbridge, Inc. held a Special Meeting in Lieu of Annual Meeting of Stockholders to vote upon the following proposals:

     Proposal 1: Election of Three Directors:

a)	To re-elect Rachelle B. Chong to serve as a Class II director for a three-year term which expires on June 2, 2007;

b)	To re-elect Andrew G. Mills to serve as a Class II director for a three-year term which expires on June 2, 2007; and

c)	To re-elect David G. Turner to serve as a Class II director for a three-year term which expires on June 2, 2007.

     The number of votes cast for and against, as well as the number of votes withheld or abstentions (including broker non-votes), on the above proposal were as follows:

PROPOSAL	VOTES FOR	VOTES AGAINST	VOTES WITHHELD	ABSTENTIONS
1) For Rachelle B. Chong	26,345,542	649,955	—	—
2) For Andrew G. Mills	26,789,840	205,657	—	—
3) For David G. Turner	26,166,252	829,245	—	—

     Proposal 2: Amendment of 1996 Employee Stock Purchase Plan

     On April 15, 2004, the Board of Directors amended our 1996 Employee Stock Purchase Plan to increase the number of shares available for purchase under the plan from 600,000 to 800,000, subject to adjustments in the event of stock splits, stock dividends, recapitalizations and the like.

     The number of votes cast for and against, as well as the number of votes withheld or abstentions (including broker non-votes), on the above proposal were as follows:

PROPOSAL	VOTES FOR	VOTES AGAINST	VOTES WITHHELD	ABSTENTIONS
Amendment of 1996 Employee Stock Purchase Plan	14,427,692	1,557,765	—	744,367

     Proposal 3: Approval of 2004 Stock Incentive Plan

     On April 15, 2004, the Board of Directors adopted our 2004 Stock Incentive Plan, subject to approval by our stockholders.

     The number of votes cast for and against, as well as the number of votes withheld or abstentions (including broker non-votes), on the above proposal were as follows:

PROPOSAL	VOTES FOR	VOTES AGAINST	VOTES WITHHELD	ABSTENTIONS
Approval of 2004 Stock Incentive Plan	8,610,474	7,365,684	—	753,666

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description
10.1	Separation Agreement and Release between Harlan Plumley and the Company dated May 20, 2004

10.2	Amendment to the 1996 Stock Purchase Plan

10.3(1)	2004 Stock Incentive Plan

31.1	Certification of Robert E. Donahue dated August 9, 2004

No.	Description
31.2	Certification of Timothy C. O’Brien dated August 9, 2004

32.1	Certification of Robert E. Donahue and Timothy C. O’Brien dated August 9, 2004 (furnished but not filed with the Securities and Exchange Commission)

(1)	Incorporated by reference to the Company’s 2004 Proxy Statement filed with the Securities and Exchange Commission on April 29, 2004

(b) Reports On Form 8-K

     On April 5, 2004, the Company filed a Current Report on Form 8-K to report under Item 2. Acquisition or Disposition of Assets, that the Company had completed its acquisition of Authorize.Net effective March 31, 2003. The Company reported under Item 5. Other Events, an update of its first quarter 2004 guidance. In addition, the Company reported under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, that it would be impractical to provide the financial statements required at the time of the filing, and that a report on Form 8-K/A would be filed as soon as practicable.

     On April 28, 2004, the Company filed a Current Report on Form 8-K to report, under Item 12. Results of Operations and Financial Condition, the release of its results of operations for the quarter ended March 31, 2004. The Report also included, under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the press release regarding the Company’s first quarter financial results.

     On June 14, 2004, the Company filed a Current Report on Form 8-K/A to provide under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, a copy of the financial statements of Payment Solutions d/b/a Authorize.Net Corporation, a division of InfoSpace, Inc. for the three years ended December 31, 2003 as well as a copy of the required pro forma financial information for the Company and Authorize.Net.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.

Date: August 9, 2004	By:	/s/ Timothy C. O’Brien

Timothy C. O’Brien
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting
Officer)