Form 10-Q
period 2004-09-30
LIGHTBRIDGE INC
filed 2004-11-09
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of November 5, 2004, there were 26,503,459 shares of the registrant’s common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Page
PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets as of September 30, 2004 and December 31, 2003
Statements of Operations for the three and nine months ended September 30, 2004 and 2003
Statements of Cash Flows for the nine months ended September 30, 2004 and 2003
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Item 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES
Item 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Item 6. EXHIBITS
SIGNATURE
EX-10.1 Separation Agreement with Pamela D.A. Reeve
EX-10.2 Employment Agreement with Robert E. Donahue
EX-10.3 Lease Agreement with EOP dated 8/10/04
EX-10.4 Terms and Conditions of Stock Options
EX-10.5 Form of Notice of Grant of Stock Options
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CEO Certification
EX-32.1 Section 906 CEO and CFO Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$41,002	$69,685
Short-term investments	8,517	63,803
Accounts receivable, net	19,717	20,071
Deferred tax assets	3,388	3,267
Other current assets	2,978	4,158

Total current assets	75,602	160,984
Property and equipment, net	13,943	9,408
Deferred tax assets	4,025	4,553
Other assets, net	510	362
Goodwill	59,293	1,664
Other intangible assets, net	22,617	865
Assets held for sale	250

Total assets	$176,240	$177,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,507	$15,205
Funds due to merchants	7,164	—
Deferred revenues	3,630	5,461
Reserve for restructuring	3,484	2,634
Liabilities held for sale	407

Total current liabilities	29,192	23,300
Long-term liabilities	401	33

Total liabilities	29,593	23,333
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,940,002 and 29,647,795 shares issued and 26,500,959 and 26,843,352 shares outstanding at September 30, 2004 and December 31, 2003, respectively	299	298
Additional paid-in capital	167,398	166,882
Warrants	206	206
Currency translation	(73)	—
Retained earnings	(396)	4,072
Less: treasury stock, at cost	(20,787)	(16,955)

Total stockholders’ equity	146,647	154,503

Total liabilities and stockholders’ equity	$176,240	$177,836

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2004	2003
Revenues:
Transaction	$19,446	$20,029
Software licensing	819	1,413
Consulting and services	4,732	7,922
Hardware	437	202
Payment processing	8,839	—

Total revenues	34,273	29,566

Cost of revenues:
Transaction	11,503	11,398
Software licensing	169	349
Consulting and services	2,677	3,544
Hardware	471	123
Payment processing	2,639	—

Total cost of revenues	17,459	15,414

Gross profit (loss):
Transaction	7,943	8,631
Software licensing	650	1,064
Consulting and services	2,055	4,378
Hardware	(34)	79
Payment processing	6,200	—

Total gross profit	16,814	14,152

Operating expenses:
Engineering and development	7,681	6,878
Sales and marketing	6,601	3,339
General and administrative	4,402	3,240
Restructuring	2,105	3,438

Total operating expenses	20,789	16,895

Loss from operations	(3,975)	(2,743)
Other income, net	193	377

Loss before provision (benefit) for income taxes	(3,782)	(2,366)
Income tax expense (benefit)	518	(473)

Net loss	$(4,300)	$(1,893)

Basic and diluted net loss per common share	$(0.16)	$(0.07)

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2004	2003
Revenues:
Transaction	$59,180	$58,880
Software licensing	5,784	7,474
Consulting and services	16,712	20,900
Hardware	1,931	2,034
Payment processing	16,976	—

Total revenues	100,583	89,288

Cost of revenues:
Transaction	35,912	33,475
Software licensing	955	1,136
Consulting and services	7,540	9,288
Hardware	1,770	1,693
Payment processing	4,831	—

Total cost of revenues	51,008	45,592

Gross profit:
Transaction	23,268	25,405
Software licensing	4,829	6,338
Consulting and services	9,172	11,612
Hardware	161	341
Payment processing	12,145	—

Total gross profit	49,575	43,696

Operating expenses:
Engineering and development	21,926	21,430
Sales and marketing	17,161	10,921
General and administrative	12,196	10,510
Purchased in-process research and development	679	—
Restructuring	2,624	4,987

Total operating expenses	54,586	47,848

Loss from operations	(5,011)	(4,152)
Equity in loss of partnership investment	—	(471)
Other income, net	973	1,382

Loss before provision (benefit) for income taxes	(4,038)	(3,241)
Income tax expense (benefit)	430	(908)

Net loss	$(4,468)	$(2,333)

Basic and diluted net loss per common share	$(0.17)	$(0.09)

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,468)	$(2,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchased in-process research and development	679	—
Depreciation and amortization	7,804	8,163
Deferred income taxes	406	—
Loss on disposal of property and equipment	12	876
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	2,170	(1,095)
Other assets	1,297	156
Accounts payable and accrued liabilities	(1,345)	(1,845)
Funds due to merchants	767	—
Deferred revenues	(1,423)	(289)
Other liabilities	368	(218)

Net cash provided by operating activities	6,268	3,415

Cash flows from investing activities:
Purchases of property and equipment	(9,339)	(2,883)
Purchase of short-term investments	(28,491)	(153,321)
Proceeds from sales and maturities of short-term investments	83,778	137,390
Acquisition of Authorize.Net, less cash received	(77,510)	—

Net cash used in investing activities	(31,562)	(18,814)

Cash flows from financing activities:
Proceeds from issuance of common stock	517	1,168
Repurchase of common stock	(3,832)	(4,032)

Net cash used in financing activities	(3,315)	(2,864)

Effects of foreign exchange rate changes on cash and cash equivalents	(73)	—
Net decrease in cash and cash equivalents	(28,683)	(18,263)
Cash and cash equivalents, beginning of period	69,685	90,664

Cash and cash equivalents, end of period	$41,002	$72,401

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

2. BUSINESS AND ACQUISITION ACTIVITY

     On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net Corp. (“Authorize.Net”) from InfoSpace, Inc. for $82 million in cash. In addition, the Company incurred approximately $2.0 million in acquisition related costs. The total purchase price for the acquisition was $83.6 million, after giving effect to a working capital adjustment. The purchase price paid by the Company in the Authorize.Net acquisition was reduced by $430,000 based on the final determination of working capital at closing as set forth in the stock sale agreement. Authorize.Net provides credit card and electronic check payment solutions to companies that process orders for goods and services over the Internet, at retail locations and on wireless devices. Authorize.Net connects small and medium-sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments. Through the acquisition of Authorize.Net, the Company expanded its customer transaction business to include online payment processing, while reaching a new customer base of small to medium-sized merchants. The results of operations of Authorize.Net were not included in the condensed consolidated statements of operations for the first quarter of 2004 or the first nine months of 2003 since the purchase was effective at the close of business on March 31, 2004. The operations of Authorize.Net were included in the second and third quarter results for 2004.

     The aggregate purchase price for the Authorize.Net acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$6,097
Accounts receivable	1,815
Property and equipment	1,655
Other assets	327
Liabilities assumed:
Accounts payable and accrued expenses	(1,498)
Funds due to merchants	(6,397)
Identifiable intangible assets:
In-process research and development	679
Reseller network	9,300
Merchant customer base	7,000
Trademarks	3,600
Existing technology	3,100
Processor relationships	300
Goodwill	57,629

Total allocated purchase price	$83,607

     The tangible assets acquired and liabilities assumed were recorded at their fair values, which approximated their carrying amounts at the acquisition date. The values of the identifiable intangible assets were determined by an independent appraiser using established valuation techniques accepted in the technology and software industries. The appraisal of the intangible assets involved calculations which were based in part on management’s judgments and assumptions. These judgments and assumptions included estimates of growth rates, changes to pricing and margins, estimates of the life of the reseller network and merchant customer base, and an assessment of the value of the existing technology. The reseller network value of $9.3 million and the processor relationships value of $300,000 will be amortized over twelve years. The merchant customer base value of $7.0 million and the existing technology value of $3.1 million will be amortized over five years. The value of the trademarks of $3.6 million is not amortized. Excluding trademarks, the weighted average amortization term of the intangible assets is 8.4 years.

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

Pro forma financial information

     The following table presents the unaudited pro forma financial information of the Company including Authorize.Net for the three months ended September 30, 2003 and for the nine months ended September 30, 2004 and 2003, as if the acquisition had occurred on January 1, 2003, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include elimination of revenue associated with pre-acquisition deferred revenue of Authorize.Net, amortization of intangible assets, elimination of interest income associated with the cash purchase price of the acquisition and related income tax effects.

     The pro-forma net loss for the nine months ended September 30, 2004 excludes the expense of IPR&D of $679,000 related to the Authorize.Net acquisition due to its non-recurring nature. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated on January 1, 2003.

	Three Months
	Ended	Nine Months Ended
	September 30,	September 30,
	2003	2004	2003
	(Amounts in thousands,
	except per share amounts)
Pro forma net revenues	$36,429	$108,835	$108,528

Pro forma net loss	$(1,859)	$(3,138)	$(3,826)

Pro forma net loss per basic and diluted share	$(0.07)	$(0.12)	$(0.14)

Shares used for basic and diluted computation	26,912	26,689	27,046

3. COMMITMENTS AND CONTINGENCIES

     At September 30, 2004, the Company was holding funds in the amount of $6.3 million on behalf of merchants utilizing Authorize.Net’s eCheck services. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s condensed consolidated balance sheet. Authorize.Net typically holds eCheck funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at September 30, 2004, the Company held funds in the amount of $882,000 for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s condensed consolidated balance sheet. Credit card funds are typically held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

     In addition, the Company currently has $600,000 on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution. To date, the deposit has not been applied to offset any deficit balance, and management believes that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as Authorize.Net utilizes the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

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

     As of August 10, 2004, the Company entered into a lease agreement for 14,148 square feet of office space in Bellevue, Washington. The lease commenced in September 2004 and will expire in September 2009.

     The Company’s future minimum payments due under operating leases are as follows as of September 30, 2004:

		Remainder
	Total	of 2004	2005	2006	2007	After 2007
	(Dollars in thousands)
Operating leases	$21,090	$1,172	$4,795	$3,797	$2,990	$8,336

4. STOCK-BASED COMPENSATION

     The Company applies the intrinsic value based method of accounting for stock options granted to employees. The Company accounts for stock options and awards to non-employees using the fair value method.

     Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, compensation associated with stock awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is the date at which the services are provided or the date of grant.

     Had the Company used the fair value method to measure such compensation expense associated with grants of stock options to employees, reported net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share amounts)
Net loss as reported	$(4,300)	$(1,893)	$(4,468)	$(2,333)
Deduct (add back) stock based compensation expense (benefit) measured using the fair value method	(126)	1,358	404	2,745

Net loss pro forma	$(4,174)	$(3,251)	$(4,872)	$(5,078)

Basic and diluted net loss per share pro forma	$(0.16)	$(0.12)	$(0.18)	$(0.19)

     Due to the cancellation of a significant amount of unvested stock options held by employees whose employment was terminated in the quarter ended September 30, 2004, the pro forma adjustment for that period’s stock based compensation resulted in a net benefit.

     The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model for the three and nine-month periods ended September 30, 2004 and 2003 are as follows:

	September 30,
	2004	2003
Risk-free interest rate	2.9% - 4.7%	2.9% - 4.7%
Expected life of options grants	1 - 5 years	1 - 5 years
Expected volatility of underlying stock	83%	90%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	—	—

     It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

5. COMPREHENSIVE INCOME

     The Company currently has currency translation and net income (loss) as items of comprehensive income.

6. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     Based upon the way management and the Board of Directors monitor the Company’s operations, the Company operates in five distinct segments: the transaction business, the software license business, the consulting and services business, the hardware business and the payment processing business. Within these five segments, performance is measured based on gross profit realized from each segment. Information about revenues, cost of revenues and gross profit of each segment is shown separately on the statement of operations. Information about costs and expenses, other than costs of revenues, is not reported by segment. There are no transactions between segments. A majority of the Company’s revenues historically have been derived from clients located in the United States. On March 31, 2004, the Company created the payment processing business segment through the acquisition of Authorize.Net. The total assets of this segment as of September 30, 2004 were $98.6 million.

7. REVENUE RECOGNITION

     The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; hardware sold in conjunction with certain software licenses; and performing payment processing services. The Company also offers on-demand voice conferencing services through its GroupTalk offering. Revenues from processing of qualification and activation transactions for communications providers are recognized in the period in which services are performed.

Revenues from our GroupTalk offering are recognized as conference services are utilized. To date, the Company has not recognized any transaction revenues from its GroupTalk offering. If substantial doubt exists regarding collection of fees for the Company’s products or services at the time of delivery or performance, the Company defers recognition of the associated revenue until the fees are collected.

     The Company’s software license agreements have typically provided for an initial license fee and annual maintenance fees based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions in certain circumstances. Revenue from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined. To the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value or by the residual method.

     Revenues from consulting and services contracts are generally recognized as the services are performed. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement and are reported as consulting and services revenues. Revenue from hardware sales is recognized upon shipment, unless testing, integration or implementation services are required, in which case hardware revenue is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software licenses is deferred until the related license revenue is recognized and the aforementioned other criteria for hardware revenue recognition are met.

     Revenues from payment processing are derived from the Company’s credit card processing and eCheck processing services (collectively “payment processing services”), gateway fees and set-up fees. Payment processing services revenue is based on a fee per transaction or on a percentage of the completed transaction, and is recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to merchant customers for the use of the payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating the Company’s payment processing services. Although these fees are generally paid to the Company at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. Commissions paid to outside sales partners are recorded in sales and marketing expense in the Company’s statements of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Shares for basic computation	26,482	26,912	26,689	27,046
Options and warrants (treasury stock method)	—	—	—	—

Shares for diluted computation	26,482	26,912	26,689	27,046

     Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for the three and nine months ended September 30, 2004 and 2003. Had such shares been included, shares for the diluted computation would have increased by approximately 4,939,000 and 1,874,000 for the three months ended September 30, 2004 and 2003, respectively, and approximately 3,363,000 and 2,243,000 for the nine months ended September 30, 2004, and 2003, respectively.

     In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computations for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003, as they are anti-dilutive due to the net loss recorded by the Company in those periods. Had such shares been included, the number of shares for the diluted computation would have increased by approximately 48,000 and 374,000 shares for the three months ended September 30, 2004 and 2003, respectively, and 106,000 and 539,000 for the nine months ended September 30, 2004 and 2003, respectively.

9. REPURCHASE OF SHARES

     On October 4, 2001, Lightbridge announced that its Board of Directors had authorized the repurchase of up to 2 million shares of the Company’s common stock at an aggregate cost of up to $20 million. The shares may be purchased from time to time depending on market conditions. On April 23, 2003, the Board approved an expansion of the plan to authorize Lightbridge to purchase up to 4 million shares of the Company’s common stock at an aggregate cost of up to $40 million through September 26, 2005. As of September 30, 2004, the Company had purchased approximately 2.5 million shares at a total cost of approximately $17.9 million since the inception of its repurchase program. There were no repurchases during the third quarter of 2004. The maximum number of shares that could yet be purchased under the plan was 1,452,862 at September 30, 2004.

10. RESTRUCTURING RESERVES

     In September 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of 64 employees and 2 contractors, in the Company’s corporate offices in Burlington, Massachusetts and its Broomfield, Colorado location as follows: 12 in product and service delivery, 16 in engineering and development, 25 in sales and marketing and 13 in general and administrative. The Company recorded a restructuring charge of approximately $2.1 million relating to employee severance and termination benefits during the three months ended September 30, 2004.

     The following summarizes the changes to the September 2004 restructuring reserve since it was accrued:

	Balance at			Balance at
	December 31,			September 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Employee severance and termination benefits	$—	$2,090	$191	$1,899

     In January 2004, the Company announced a reorganization of its internal business operations. This action resulted in the termination of ten individuals in the Company’s corporate office in Burlington, Massachusetts. The Company recorded a restructuring charge of approximately $0.5 million relating to employee severance and termination benefits during the three months ended March 31, 2004.

     The following summarizes the changes to the January 2004 restructuring reserves for the nine months ended September 30, 2004:

	Balance at			Balance at
	December 31,			September 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Employee severance and termination benefits	$—	$489	$429	$60

     In June 2003, the Company announced that it would be closing its Irvine, California facility and transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees as follows: 16 in product and service delivery, 30 in development, 13 in sales and marketing and 11 in general and administrative. In the quarter ended June 30, 2003, the Company recorded a restructuring charge of approximately $0.7 million, consisting mainly of workforce reduction costs. In the quarter ended September 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $3.3 million, consisting of $1.1 million for workforce reduction, $1.7 million in future lease obligations for unused facilities and $0.5 million for capital equipment write-offs. In the quarter ended December 31, 2003, the Company recorded an additional restructuring charge of $0.1 million related to future lease obligations and employee severance benefits. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2003, and the Company anticipates that all other costs related to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2006.

     The following summarizes the changes to the June 2003 restructuring reserves for the nine months ended September 30, 2004:

	Balance at			Balance at
	December 31,			September 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Employee severance and termination benefits	$253	$—	$160	$93
Facility closing and related costs	1,396	33	500	929

Total	$1,649	$33	$660	$1,022

     In March 2003, the Company announced that it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $0.1 million for workforce reductions. In the quarter ended June 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs. The capital equipment write-offs and all of the severance costs related to this restructuring were incurred by the end of 2003, and the Company anticipates that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2004.

     The following summarizes the changes to the March 2003 restructuring reserves for the nine months ended September 30, 2004:

	Balance at			Balance at
	December 31,			September 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Facility closing and related costs	$363	$12	$239	$136

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

     The following summarizes the changes to the June 2002 restructuring reserves for the nine months ended September 30, 2004:

	Balance at			Balance at
	December 31,			September 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Facility closing and related costs	$622	$—	$254	$368

11. PROVISION FOR (BENEFIT FROM) INCOME TAXES

     The Company provides for income taxes on an interim basis based on the full year projected effective tax rate. The income tax provision for the nine months ended September 30, 2004 reflects a current state income tax expense, full valuation on net operating loss carryforwards and a provision for a net increase in the valuation allowance of certain deferred tax assets, which the Company believes that it is more likely than not, will not be used. If the Company generates future taxable income against which these tax attributes may be applied, some portion of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period.

     The income tax provision for the nine months ended September 30, 2003 reflects a net benefit based on the Company’s projected annual effective tax rate plus a benefit related to the recognition of prior year research and development tax credits.

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

13. ASSETS AND LIABILITIES HELD FOR SALE

     On October 1, 2004, the Company closed the sale of its Fraud Centurion products pursuant to an agreement with India-based Subex Systems, Limited – NJ (“Subex”). The Company received net cash proceeds of $2.2 million as a result of the sale. The Company expects to record a gain of approximately $2.4 million in the fourth quarter of 2004 due to this transaction.

     As part of this transaction, the Company sold equipment with a net book value of approximately $250,000 to Subex. In addition, the Company assigned certain maintenance contracts to Subex. The deferred revenue related to these contracts as of September 30, 2004 totaled $407,000. These amounts are classified as assets (and liabilities) held for sale in the accompanying September 30, 2004 balance sheet.

14. WORLDCOM, INC. SETTLEMENT

     During the quarter ended September 30, 2004, the Company received a settlement payment of approximately $538,000 as a result of the WorldCom, Inc. bankruptcy proceedings for services provided to WorldCom in 2002. As part of the bankruptcy settlement, the Company also realized a one-time benefit of approximately $1.2 million related to the release from liability of amounts owed to WorldCom, Inc. and amounts that had been reserved for potential claims against the Company as part of the WorldCom, Inc. bankruptcy proceedings.

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

     AUTHORIZE.NET, ECHECK.NET, FRAUD CENTURION, LIGHTBRIDGE, the Lightbridge logo and PHONEPRINT are registered trademarks, and AUTHORIZE.NET – WHERE THE WORLD TRANSACTS, CAS, CUSTOMER ACQUISITION SYSTEM, GROUPTALK, LIGHTBRIDGE TELESERVICES, PREPAY, PREPAY IN, RETAIL MANAGEMENT SYSTEM and RMS are trademarks of Lightbridge or Authorize.Net. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Critical Accounting Policies and Estimates

     We have identified and discussed certain critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2003. We did not modify our critical accounting policies during the quarter ended September 30, 2004. Those policies and estimates have been applied in the preparation of our financial statements included in this Quarterly Report on Form 10-Q.

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

     The results of operations for Authorize.Net were included for the first time in the three-month period ended June 30, 2004 in our statements of operations.

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

     In December 2003, we entered into an agreement to lease approximately 80,000 square feet in a single building in Burlington, Massachusetts for our new principal administrative, sales, consulting, marketing and product development facility. In February 2004, we announced the planned expansion of our call center operations to Liverpool, Nova Scotia, Canada. Our Nova Scotia facility became operational in April 2004 and we commenced occupancy of our new Burlington facility in June 2004.

     In January 2004, we announced a reorganization of our internal business operations. This action resulted in the termination of ten individuals in our corporate office in Burlington, Massachusetts. We recorded a restructuring charge of approximately $0.5 million relating to severance and termination benefits.

     On March 31, 2004, we acquired all of the outstanding stock of Authorize.Net from InfoSpace Inc., for $82 million in cash and incurred approximately $2.0 million in acquisition related transaction costs. The purchase price paid by us was subject to adjustment based on the final determination of working capital required at closing as set forth in the stock sale agreement. Authorize.Net is a provider of payment solutions for online customer transactions. The Authorize.Net payment gateway provides credit card and electronic check solutions to companies that process orders for goods and services over the Internet. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments.

     In September 2004, we announced a restructuring of our business in order to lower overall expenses to better align them with future revenue expectations. This action, a continuation of our emphasis on expense management, resulted in the termination of 64 employees and 2 contractors, in our corporate offices in Burlington, Massachusetts and Broomfield, Colorado location as follows: 12 in product and service delivery, 16 in engineering and development, 25 in sales and marketing and 13 in general and administrative. We recorded a restructuring charge of approximately $2.1 million relating to employee severance and termination benefits.

     Our transaction revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of service for those subscribers. Over time, we have expanded our offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers’ existing accounts, interfacing with carrier and third-party systems and providing call center services. We also offer transaction services to screen and authenticate the identity of users engaged in online transactions. We also offer on-demand voice conferencing services through our GroupTalk offering. Our transaction-based solutions provide multiple, remote, systems access for workflow management, along with centrally managed client-specified business policies, and links to client and third-party systems. Transaction services are provided through contracts with carriers and others, which specify the services to be utilized and the markets to be served. Our clients are charged for these services on a per transaction basis or, in the case of GroupTalk, on a per-minute basis. We do not expect to recognize any transaction revenues from our GroupTalk offering in 2004. Pricing varies depending primarily on the volume and type of transactions, the number and type of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of transactions processed varies depending on seasonal and retail trends, the success of the carriers and others utilizing our services in attracting subscribers and the markets served by our clients. Transaction revenues are recognized in the period in which the services are performed.

     Our software licensing revenues consist of revenues attributable to the licensing of our CAS Application Modules and Prepaid Billing software. Our CAS modules are designed to assist customers in interfacing with our transaction processing systems as well as to perform other point-of-sale and channel functionality. The Prepaid Billing system allows carriers to market and manage prepaid wireless services to customers. In the quarter ended March 31, 2004, we determined that we would no longer actively market or sell our Retail Management System (RMS) product. On August 6, 2004, we entered into an Asset Purchase Agreement with Subex Systems Limited – NJ (“Subex”) to transfer certain assets related to our Fraud Centurion products. The closing of the transaction occurred on October 1, 2004. We received net cash proceeds of $2.2 million as a result of the sale. The Fraud Centurion products is designed to assist carriers in monitoring subscriber accounts to identify activity that may indicate fraud. The Mobile Data Management solutions, which we no longer actively market or sell, provide wireless carriers a platform for the development and management of data content and applications. Our software products are licensed as packaged software products and each product generally requires incidental customization or integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined.

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

     Revenues from payment processing are derived from our credit card processing and eCheck processing services (collectively, "payment processing services") gateway fees and set-up fees. Payment processing services revenue is based on a fee per transaction or on a percentage of the completed transaction, and is recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our payment processing services. Although these fees are generally paid to us at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship which is determined through a series of analyses of active and deactivated merchants. Commissions paid to outside sales partners are recorded in sales and marketing expense in our statements of operations.

     If substantial doubt exists regarding collection of fees for our products or services at the time of delivery or performance, we defer recognition of the associated revenue until the fees are collected.

     Our allowance for doubtful accounts is evaluated on a quarterly basis and the amount is determined based on detailed reserves for specific clients’ invoices and a general reserve based on historical amounts written-off.

     In the quarter ended September 30, 2004, three clients accounted for 18%, 15% and 10% of our total revenues. In the quarter ended September 30, 2003, four clients accounted for 30%, 23%, 13% and 10% of our total revenues. In the nine months ended September 30, 2004, three clients accounted for 22%, 17% and 10% of our total revenues. In the nine months ended September 30, 2003, four clients accounted for 27%, 21%, 14% and 12% of our total revenues. We entered into a recent amendment to our services agreement with AT&T Wireless Services, Inc. (“AT&T”), one of our major clients, extending the term of the agreement through April 1, 2009, subject to earlier termination of the services agreement upon twelve months’ notice and designated services upon notice. In February 2004, Cingular Wireless LLC (“Cingular”) announced an agreement to acquire AT&T. In October 2004, Cingular announced that it had completed its merger with AT&T. Cingular Wireless is not presently a client of Lightbridge. We are unable to predict the effect of the acquisition on our relationship with AT&T including, without limitation, the timing or extent of any reductions in applications processed or other services provided under our contract with AT&T. A loss of one or more of these major clients, a bankruptcy or period of financial difficulty of one or more of our clients, a decrease in orders by one or more of our major clients or a change in the combination of products and services obtained from us by one or more of our major clients would adversely affect our revenues, margins and net income.

Results Of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Transaction	56.7%	67.7%	58.8%	65.9%
Software licensing	2.4	4.8	5.8	8.4
Consulting and services	13.8	26.8	16.6	23.4
Hardware	1.3	0.7	1.9	2.3
Payment processing	25.8	—	16.9	—

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Transaction	33.6	38.6	35.7	37.5
Software licensing	0.5	1.2	0.9	1.3
Consulting and services	7.8	12.0	7.5	10.4
Hardware	1.4	0.4	1.8	1.9
Payment processing	7.7	—	4.8	—

Total cost of revenues	51.0	52.2	50.7	51.1

Total gross profit	49.0	47.8	49.3	48.9

Operating expenses:
Engineering and development costs	22.4	23.3	21.8	24.0
Sales and marketing	19.3	11.3	17.1	12.2
General and administrative	12.8	11.0	12.1	11.8
Purchased in-process research and development	—	—	0.7	—
Restructuring costs	6.1	11.6	2.6	5.6

Total operating expenses	60.6	57.2	54.3	53.6

Loss from operations	(11.6)	(9.4)	(5.0)	(4.7)
Loss on equity investment	—	—	—	(0.5)
Other income, net	0.6	1.3	1.0	1.5

Loss before provision (benefit) for income taxes	(11.0)	(8.1)	(4.0)	(3.7)
Income tax expense (benefit)	1.5	(1.6)	0.4	(1.0)

Net loss	(12.5)%	(6.5)%	(4.4)%	(2.7)%

Quarter Ended September 30, 2004 Compared with Quarter Ended September 30, 2003.

     Revenues. Revenues and certain revenue comparisons for the three months ended September 30, 2004 and 2003 were as follows:

(Dollars in thousands)

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,	$	%
Revenues	2004	2003	Difference	Difference
Transaction	$19,446	$20,029	$(583)	(2.9)%
Software licensing	819	1,413	(594)	(42.1)
Consulting and services	4,732	7,922	(3,190)	(40.3)
Hardware	437	202	235	116.3
Payment processing	8,839	—	8,839	—

Total	$34,273	$29,566	$4,707	15.9%

     The decrease in transaction revenues of $583,000 was a result of lower transaction fees charged to certain clients due to competitive pricing pressures and a less favorable mix of services provided on individual transactions. These unfavorable changes were partially offset by increased client subscriber application volumes and the full third quarter impact in 2004 of a large client for that we began providing transaction services during the third quarter of 2003. In addition, transaction revenues for the quarter ended September 30, 2004 included a settlement payment of approximately $538,000 as a result of the WorldCom, Inc. bankruptcy proceedings, for services provided to WorldCom, Inc. in 2002. We did not recognize revenue at the time the services were performed due to concerns regarding the collectibility of our fees.

     Our transaction revenues will continue to reflect the industry’s rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). While we saw growth in the number of applications processed in the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, we believe that transaction revenues in the remainder of 2004 will continue to be impacted by changes in the demand for our transaction offerings, changes in the combination of services purchased by clients, and competitive pricing pressures. We expect transaction revenues in the fourth quarter of 2004 to be higher than in the third quarter.

     The decrease in software licensing revenues of $594,000 resulted from the absence of new software license transactions in the third quarter of 2004, despite increased user growth license fees for existing customers. The lack of new license fees was partly the result of our decision to discontinue actively marketing our RMS software product. We expect the level of capital spending by carriers to continue to affect the sales of our software products during the remainder of 2004. Our PrePay software clients’ growth rates for net new subscribers continue to impact the level of our growth fee license revenue. We expect software licensing revenues in the fourth quarter of 2004 to be lower than in the third quarter of 2004. We are developing plans that are intended to bring the expenses associated with our software business to breakeven or better 2005.

     The decrease in consulting and services revenues of $3.2 million for the quarter ended September 30, 2004 was principally due to a decrease in maintenance and support fees associated with our RMS product, which we no longer actively market and sell, decreased consulting services revenue from one significant transactions client, and the absence of new software licenses in the quarter. Additionally, pricing pressures have resulted in reduced rates for maintenance related to our PrePay software product suite in 2004. We expect that the level of software sales will continue to affect consulting and services revenues during the remainder of 2004. Due to the sale of our Fraud Centurion products to Subex on October 1, 2004, we expect that maintenance and support fees associated with our Fraud Centurion products will end or decline significantly during the remainder of 2004 and thereafter, and, accordingly, negatively affect consulting and services revenues in future periods. Maintenance revenues from the Fraud Centurion products were approximately $750,000 during the quarter ended September 30, 2004. Overall, we expect consulting and services revenues in the fourth quarter 2004 to be lower than in the third quarter of 2004.

     There was an increase in hardware revenues of $235,000 for the quarter ended September 30, 2004 compared to the same quarter last year. Hardware revenues are largely a function of the number of PrePay software license sales and the number of subscribers each new system sold will support.

     Payment processing revenues were included in the third quarter results this year due to the acquisition of Authorize.Net on March 31, 2004. Authorize.Net’s revenues for the quarter ended September 30, 2004 increased by approximately 26% versus the same period last year, as reported by Authorize.Net’s former owner, InfoSpace, Inc., due to an increase in the number of merchant customers and increased transaction volumes. We expect these revenues to continue to increase through the remainder of 2004.

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

     Cost of revenues, gross profit and certain comparisons for the three months ended September 30, 2004 and 2003 were as follows:

(Dollars in thousands)

	Three
	Months	Three Months
	Ended	Ended
	September 30,	September 30,	$	%
	2004	2003	Difference	Difference
Cost of revenues:
Transaction	$11,503	$11,398	$105	0.9%
Software licensing	169	349	(180)	(51.5)
Consulting and services	2,677	3,544	(867)	(24.5)
Hardware	471	123	348	282.9
Payment processing	2,639	—	2,639	—

Total cost of revenues	$17,459	$15,414	$2,045	13.3%

Gross profit:
Transaction $	$7,943	$8,631	$(688)	(8.0)%
Transaction %	41%	43%
Software licensing	$650	1,064	(414)	(39.0)%
Software licensing %	79%	75%
Consulting and services	$2,055	4,378	(2,323)	(53.1)%
Consulting and services %	43%	55%
Hardware	$(34)	79	(113)	(143.0)%
Hardware %	(8)%	39%
Payment processing	$6,200	—	6,200	—
Payment processing %	70%	—

Total gross profit $	$16,814	$14,152	$2,662	18.8%

Total gross profit %	49%	48%

     Transaction cost of revenues increased by $105,000 in the third quarter of 2004 from the third quarter of 2003. This increase, which is associated with our call center operations, reflects staffing and training costs due to increased call center transaction volume as well as the expansion of our Liverpool, Nova Scotia call center opened in the second quarter of 2004. Generally, cost of revenue from automated transaction processing tends to be lower than costs of revenue from processing transactions through our TeleServices call centers. Included in transaction cost of revenues for the third quarter of 2004 was a one-time benefit realized by us as part of the settlement of the WorldCom, Inc. bankruptcy of approximately $200,000 related to the release from liability for certain telecommunications costs which we received from WorldCom, Inc..

     Software licensing cost of revenues decreased by $180,000 in the third quarter of 2004 from the third quarter of 2003. This decrease was primarily attributable to the type of software products provided during the quarter ended September 30, 2004. The third quarter 2004 software licensing cost of revenue is more reflective of average historical and expected future software cost of revenues than the cost in the third quarter of 2003.

     Consulting and services cost of revenues decreased by $867,000 in the quarter ended September 30, 2004 from the quarter ended September 30, 2003, driven by the reduced consulting and services revenues and reduced use of contract labor primarily for consulting and services related to our RMS product.

     Hardware cost of revenues increased by $348,000 in the quarter ended September 30, 2004 from the quarter ended September 30, 2003. This increase was attributable to the increase in hardware revenues during the quarter ended September 30, 2004. Hardware sales are usually a component of software licensing or service arrangements. The gross margins earned can vary significantly as a percentage of hardware revenues based on discounts given on individual transactions.

     Due to the acquisition of Authorize.Net on March 31, 2004, this was the first time payment processing cost of revenues were included in the third quarter results for 2004.

     We expect that fluctuations in gross profit may occur in future periods primarily because of a change in the mix of revenue generated from our five revenue components, particularly revenues from software licensing, consulting services and payment processing, and also because of competitive pricing pressures.

     Operating Expenses. Operating expenses and certain operating expense comparisons for the three months ended September 30, 2004 and 2003 were as follows:

(Dollars in thousands)

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,	$	%
	2004	2003	Difference	Difference
Engineering and development	$7,681	$6,878	$803	11.7%
Sales and marketing	6,601	3,339	3,262	97.7
General and administrative	4,402	3,240	1,162	35.9
Restructuring	2,105	3,438	(1,333)	(38.8)

Total	$20,789	$16,895	$3,894	23.0%

     Engineering and Development. Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The increase in the engineering and development expenses for the three months ended September 30, 2004 was primarily due to the inclusion of Authorize.Net in this year’s results. Authorize.Net represented approximately $1.2 million of our engineering and development costs during the third quarter of 2004. These cost increases were partially offset by cost savings associated with the January 2004 restructuring and our decision to cease new development and enhancement of our RMS software product. Engineering and development expenses as a percentage of total revenues decreased slightly for the three months ended September 30, 2004 as a result of increased revenues. We expect engineering and development expenses to continue to be greater, in comparison to prior year levels, in the fourth quarter of 2004 primarily due to the inclusion of Authorize.Net’s engineering and development expenses in our 2004 results.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. Additionally for Authorize.Net, sales and marketing expenses consist of the costs mentioned above as well as commissions paid to outside sales partners. The increase for the three months ended September 30, 2004, in absolute dollars and as a percentage of total revenues, was due to the acquisition of Authorize.Net in 2004 and the related sales partner commissions included in sales and marketing expense. Authorize.Net represented approximately $3.5 million of our sales and marketing expenses in the third quarter of 2004. This increase was partially offset by reductions in marketing costs for the other portions of our business as a result of reduced marketing headcount and program spending as compared to the same period last year. We expect sales and marketing expenses to continue to be greater, in comparison to prior year levels, in the remainder of 2004 primarily due to the inclusion of Authorize.Net’s sales and marketing expenses in our results this year.

     General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. The increase in general and administrative costs for the three months ended September 30, 2004, in absolute dollars and as a percentage of revenue, was primarily due to increased professional service fees related to regulatory compliance requirements and the inclusion of Authorize.Net’s expenditures in the current year. Authorize.Net represented approximately $643,000 of general and administrative expenses during the quarter ended September 30, 2004.

     In addition during the third quarter of 2004, we incurred approximately $920,000 in separation costs associated with the resignation of our former President and Chief Executive Officer in August 2004. This increase was offset by a one-time benefit of approximately $1.0 million related to the release from liability of amounts that had been reserved for potential claims against us related to the WorldCom, Inc. bankruptcy proceedings. We expect general and administrative expenses to continue to be greater, in comparison to prior year levels, in the fourth quarter of 2004 primarily due to the inclusion of Authorize.Net’s general and administrative expenses in our 2004 results and increased regulatory compliance costs.

     Restructuring. In September 2004, we announced a restructuring of our business in order to lower overall expenses to better align them with future revenue expectations. This action, a continuation of our emphasis on expense management, resulted in the termination of 64 employees and 2 contractors, in our corporate offices in Burlington, Massachusetts and our Broomfield, Colorado location as follows: 12 in product and service delivery, 16 in engineering and development, 25 in sales and marketing and 13 in general and administrative. We recorded a restructuring charge of approximately $2.1 million relating to employee severance and termination benefits during the three months ended September 30, 2004.

     The following summarizes the changes to the September 2004 restructuring reserve since it was accrued:

	Balance at			Balance at
	December 31,			September 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Employee severance and termination benefits	$—	$2,090	$191	$1,899

     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances as well as other non-operating gains and losses. Other income, net decreased to $193,000 in the quarter ended September 30, 2004 from $377,000 in the quarter ended September 30, 2003. This decrease was primarily due to a decline in our cash and short-term investments balance as a result of the payment of the purchase price for the acquisition of Authorize.Net.

     Provision For (Benefit From) Income Taxes. We estimate our interim income tax expense (benefit) based on our projected annual effective tax rate. Our projected annual effective tax rate differs from the federal statutory rate primarily due to the impact of state taxes, changes in valuation allowances for certain deferred tax assets and benefit from federal and state tax credits. The annual effective tax rate for 2004 will be largely dependent on our performance and could fluctuate significantly with slight changes in the absolute dollar value of our 2004 pre-tax net income (loss).

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003.

     Revenues. Revenues and certain revenue comparisons for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30,	September 30,	$	%
Revenues	2004	2003	Difference	Difference
Transaction	$59,180	$58,880	$300	0.5%
Software licensing	5,784	7,474	(1,690)	(22.6)
Consulting and services	16,712	20,900	(4,188)	(20.0)
Hardware	1,931	2,034	(103)	(5.0)
Payment processing	16,976	—	16,976	—

Total	$100,583	$89,288	$11,295	12.6%

     The increase in transaction revenues of $300,000 was due to increased volume of client subscriber applications, partially offset by lower transaction fees charged to certain clients as a result of competitive pricing pressures and an unfavorable change in the mix of services provided. In addition, transaction revenues for the quarter ended September 30, 2004 included approximately $538,000 related to a settlement received, as a result of the WorldCom, Inc. bankruptcy proceedings, for services provided to Worldcom, Inc. in 2002. We did not recognize revenue at the time the services were performed due to concerns regarding the collectibility of our fees.

     The decline in software licensing revenues of $1.7 million in the nine months ended September 30, 2004 was due to lower new software license revenues related to our RMS product and reduced subscriber growth license fees from clients utilizing our PrePay software. These decreases were partially offset by increased new software license revenues related to our PrePay software suite.

     The decrease in consulting and services revenues of $4.2 million for the nine months ended September 30, 2004 was principally due to a decline in consulting and maintenance revenues related to our decision to no longer actively market or develop our RMS product. Additonally, the decrease is related to a decline in maintenance revenues related to our PrePay software product suite as a result of pricing pressures and a decrease in consulting revenue from a significant transactions client. These decreases were partially offset by increased consulting revenues related to our PrePay software suite as a result of an increase in the volume of initial licenses sold.

     There was a slight decrease in hardware revenues of $103,000 for the nine months ended September 30, 2004. Hardware revenues are largely a function of the number of PrePay software license sales and the number of subscribers each new system sold will support.

     Payment processing revenues were included in our results beginning in 2004 as a result of the acquisition of Authorize.Net on March 31, 2004. Authorize.Net’s revenues for the period from April 1, 2004 to September 30, 2004 have increased 24% compared to the same period in 2003, as reported by Authorize.Net’s former owner, InfoSpace, Inc. The increased revenues are the result of an increase in the number of merchant customers and increased volume of transactions processed.

     Cost of Revenues and Gross Profit.

     Cost of revenues, gross profit and certain comparisons for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2004	2003	Difference	Difference
Cost of revenues:
Transaction	$35,912	$33,475	$2,437	7.3%
Software licensing	955	1,136	(181)	(15.9)
Consulting and services	7,540	9,288	(1,748)	(18.8)
Hardware	1,770	1,693	77	4.5
Payment processing	4,831	—	4,831	—

Total cost of revenues	$51,008	$45,592	$5,416	11.9%

Gross profit:
Transaction $	$23,268	$25,405	$(2,138)	(8.4)%
Transaction %	39%	43%
Software licensing	$4,829	6,338	(1,509)	(23.8)%
Software licensing %	84%	85%
Consulting and services	$9,172	11,612	(2,441)	(21.0)%
Consulting and services %	55%	56%
Hardware	$161	341	(179)	(52.6)%
Hardware %	8%	17%
Payment processing	$12,145	—	12,145	—
Payment processing %	72%	—

Total gross profit $	$49,575	$43,696	$5,878	13.5%

Total gross profit %	49%	49%

     Transaction cost of revenues increased by $2.4 million in the first nine months of 2004 from the first nine months of 2003. Spending for our TeleServices call centers increased as a result of increased staffing and training costs related to increased call center volume. Additionally, the opening of our Liverpool, Nova Scotia call center during 2004 has resulted in increased costs as transaction volume was transferred from our previously existing call centers to this new site. Increased client subscriber applications resulted in slightly higher resold services expenses, which are the fees paid to third party service providers whose services we resell in conjunction with the processing of some credit applications. These increases were partially offset by reduced costs of maintaining systems and networks used in processing qualification and activation transactions.

     Software licensing cost of revenues decreased slightly by $181,000 for the nine months ended September 30, 2004 in comparison with the same period in 2003. This decrease was primarily attributable to the mix of software products licensed during 2004 as compared to the prior year.

     Consulting and services cost of revenues decreased by $1.7 million in the nine months ended September 30, 2004. This decrease was attributable to a reduction in headcount associated with the June 2003, January 2004 and September 2004 restructurings and a reduced use of contract labor.

     Hardware cost of revenues increased by $77,000 in the nine months ended September 30, 2004 in comparison with the same period in 2003. Hardware sales are usually a component of software licensing or service arrangements. The gross margins earned can vary significantly based on discounts given on individual transactions.

     Payment processing costs of revenues were included in our results beginning in the second quarter of 2004 due to the acquisition of Authorize.Net on March 31, 2004.

     Operating Expenses. Operating expenses and certain operating expense comparisons for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2004	2003	Difference	Difference
Engineering and development	$21,926	$21,430	$496	2.3%
Sales and marketing	17,161	10,921	6,240	57.1
General and administrative	12,196	10,510	1,686	16.0
Purchased in-process R&D	679	—	679	—
Restructuring	2,624	4,987	(2,363)	(47.4)

Total	$54,586	$47,848	$6,738	14.1%

     Engineering and Development. The increase in engineering and development expenses for the nine months ended September 30, 2004 was primarily due to the addition of Authorize.Net, the expenses from which are included in our results beginning on April 1, 2004. Authroize.Net represented $2.1 million of engineering and development expenses in the current year’s results. This increase was partially offset by cost savings associated with the June 2003 and January 2004 restructurings and our decision to cease new development and enhancement of our RMS software product. Engineering and development expenses as a percentage of total revenues decreased for the nine months ended September 30, 2004 as a result of increased revenues.

     Sales and Marketing. The increase in sales and marketing expenses for the nine months ended September 30, 2004, in absolute dollars and as a percentage of revenue, was due to the addition of Authorize.Net and the related sales partner commissions included in sales and marketing expense. Authorize.Net represented $6.7 million of sales and marketing expenses in the current year’s results. This increase was partially offset by reductions in marketing costs for the other portions of our business as a result of reduced marketing headcount and program spending as compared to the same period last year.

     General and Administrative. The increase in general and administrative costs for the nine months ended September 30, 2004, in absolute dollars and as a percentage of revenue, was primarily due to expenses incurred as a result of increased regulatory and compliance requirements and the inclusion of the Authorize.Net expenditures beginning on April 1, 2004. Authorize.Net represented approximately $1.1 million of general and administrative in the current year’s results. In addition, during 2004, we incurred approximately $920,000 in separation costs associated with the resignation our former President and Chief Executive Officer in August 2004. This increase was offset by a one-time benefit in 2004 of approximately $1.0 million related to the release from liability of amounts that had been reserved for potential claims against us related to the WorldCom, Inc. bankruptcy proceedings.

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

     We completed the development of the FT in May 2004 having spent approximately $129,000 on the project after the acquisition. Total cost to complete the CPS project after acquisition is estimated to be approximately $650,000. The CPS project is expected to be completed by March 2005. If the development of the technology is not completed on schedule, the potential consequences to us may include increased development costs and increased competition from other companies that have competitive products in the market.

     Other Income, Net. Other income, net decreased to $973,000 in the nine months ended September 30, 2004 from $1.4 million in the nine months ended September 30, 2003. This decrease was primarily due to a decline in our cash and short-term investments balance as a result of the payment of the purchase price for the acquisition of Authorize.Net. This decrease was partially offset by a $250,000 recovery of a note receivable that had been deemed uncollectible and written off in a prior period.

     Provision For (Benefit From) Income Taxes. The income tax provision for the nine months ended September 30, 2004 reflects a current state income tax expense and an increase in the valuation allowance against certain deferred tax credits, which we believe is more likely than not, will not be used.

Restructurings

     In September 2004, we announced a restructuring of our business in order to lower overall expenses to better align them with future revenue expectations. This action, a continuation of our emphasis on expense management, resulted in the termination of 64 employees and 2 contractors, in our corporate offices in Burlington, Massachusetts and our Broomfield, Colorado location as follows: 12 in product and service delivery, 16 in engineering and development, 25 in sales and marketing and 13 in general and administrative. We recorded a restructuring charge of approximately $2.1 million relating to employee severance and termination benefits during the three months ended September 30, 2004.

     The following summarizes the changes to the September 2004 restructuring reserve since it was accrued:

	Balance at			Balance at
	December 31,			September 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Employee severance and termination benefits	$—	$2,090	$191	$1,899

     In January 2004, we announced a reorganization of our internal business operations. This action, a continuation of our emphasis on expense management, resulted in the termination of ten individuals in our corporate office in Burlington, Massachusetts. We recorded a restructuring charge of approximately $0.5 million relating to employee severance and termination benefits during the three months ended March 31, 2004.

     The following summarizes the changes to the January 2004 restructuring reserves for the nine months ended September 30, 2004:

	Balance at			Balance at
	December 31,			September 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Employee severance and termination benefits	$—	$489	$429	$60

     In June 2003, we announced that we would be closing our Irvine, California facility and transferring certain employment positions to our Broomfield, Colorado facility and reducing our headcount by an estimated 70 employees as follows: 16 in product and service delivery, 30 in development, 13 in sales and marketing and 11 in general and administrative. In the quarter ended June 30, 2003, we recorded a restructuring charge of approximately $0.7 million, consisting mainly of workforce reduction costs. In the quarter ended September 30, 2003, we recorded an additional restructuring charge associated with this action of approximately $3.3 million, consisting of $1.1 million for workforce reduction, $1.7 million in future lease obligations for unused facilities and $0.5 million for capital equipment write-offs. In the quarter ended December 31, 2003, we recorded an additional restructuring charge of $0.1 million related to future lease obligations and employee severance benefits. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2003, and we anticipate that all other costs related to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2006.

     The following summarizes the changes to the June 2003 restructuring reserves for the nine months ended September 30, 2004:

	Balance at			Balance at
	December 31,			September 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Employee severance and termination benefits	$253	$—	$160	$93
Facility closing and related costs	1,396	33	500	929

Total	$1,649	$33	$660	$1,022

     In March 2003, we announced that we would be streamlining our existing Broomfield, Colorado call center operations into our Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, we recorded a restructuring charge of approximately $0.1 million for workforce reductions. In the quarter ended June 30, 2003, we recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs. The capital equipment write-offs and all of the severance costs related to this restructuring were incurred by the end of 2003, and we anticipate that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of 2004.

     The following summarizes the changes to the March 2003 restructuring reserves for the nine months ended September 30, 2004:

	Balance at			Balance at
	December 31,			September 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Facility closing and related costs	$363	$12	$239	$136

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

     The following summarizes the changes to the June 2002 restructuring reserves for the nine months ended September 30, 2004:

	Balance at			Balance at
	December 31,			September 30,
	2003	Accrued	Utilized	2004
		(In thousands)
Facility closing and related costs	$622	$—	$254	$368

Liquidity And Capital Resources

     As of September 30, 2004, we had cash and cash equivalents and short-term investments of $49.5 million, which included $7.2 million of cash due to merchants related to our payment processing business. We believe that our current cash balances will be sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, cash requirements related to the recent acquisition of Authorize.Net, additional acquisitions or investments, restructurings or obligations associated with the closure of products or facilities, and the sustained profitability of our operations.

     Our working capital decreased to $46.4 million at September 30, 2004 from $137.7 million at December 31, 2003 due principally to the payment for acquisition of Authorize.Net, net of cash received, of $77.5 million, a reduction in deferred revenues of $1.8 million and a reduction of other current assets of $1.2 million. These reductions were partially offset by an increase of $7.2 million in funds due to merchants as a result of the Authorize.Net acquisition and an increase in reserves for restructuring of $0.8 million.

     At September 30, 2004, we were holding funds in the amount of $6.3 million on behalf of merchants utilizing Authorize.Net’s eCheck services. The funds are included in cash and cash equivalents and funds due to merchants in our condensed consolidated balance sheet. Authorize.Net typically holds eCheck funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at September 30, 2004, we held funds in the amount of $882,000 for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on our condensed consolidated balance sheet. Credit card funds are typically held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

     In addition, we currently have $600,000 on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution. To date, the deposit has not been applied to offset any deficit balance, and we believe that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as Authorize.Net utilizes the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

     During the first nine months of 2004, we generated cash flows from operating activities of $6.3 million and used $31.6 million and $3.3 million in investing and financing activities, respectively. Included in the cash flow from operations was the receipt of $538,000 from the settlement of claims related to the WorldCom, Inc. bankruptcy proceedings.

     Our capital expenditures totaled $9.3 million for the nine months ended September 30, 2004. The capital expenditures during this period were principally associated with the opening and expansion of our new headquarters in Burlington, Massachusetts, the opening and expansion of the call center in Liverpool, Nova Scotia, Canada as well as investments in our service delivery infrastructure and computer equipment for software development activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2011.

     During the nine months ended September 30, 2004, we used $3.8 million for the repurchase of our common stock under our stock repurchase program.

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

     As of August 10, 2004, we entered into a lease agreement for 14,148 square feet of office space in Bellevue, Washington. The lease commenced in September 2004 and will expire in September 2009.

     On January 14, 2003, we entered into a foreign exchange agreement, effective April 2003, with a bank for the purchase of one currency in exchange for the sale of another currency. This agreement is secured by $3.0 million held by the bank. To date, there have been no transactions under this agreement.

     Our future minimum payments due under operating leases are as follows as of September 30, 2004:

		Remainder of
	Total	2004	2005	2006	2007	After 2007
	(Dollars in thousands)
Operating leases	$21,090	$1,172	$4,795	$3,797	$2,990	$8,336

Assets and Liabilities Held for Sale

     On October 1, 2004, we closed the sale of our Fraud Centurion products pursuant to an agreement with India-based Subex. We received net cash proceeds of $2.2 million as a result of the sale. We expect to record a gain of approximately $2.4 million in the fourth quarter of 2004 due to this transaction.

     As part of this transaction, we sold equipment with a net book value of approximately $250,000 to Subex. In addition, we assigned certain maintenance contracts to Subex. The deferred revenue related to these contracts as of September 30, 2004 totaled $407,000. These amounts are classified as assets (and liabilities) held for sale in our accompanying September 30, 2004 balance sheet.

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

     Our revenues are concentrated among a few major clients. Our 10 largest clients accounted for approximately 91% of our total revenues in 2003, and we expect that most of our revenues will continue to come from a relatively small number of clients for the foreseeable future. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, or as the result of the perceived quality or cost-effectiveness of our products or services. Our services agreements with Sprint Spectrum L.P. (“Sprint”), and Nextel Operations, Inc. (“Nextel”) expire on December 31, 2006. We recently amended our services agreement with AT&T Wireless Services, Inc. (“AT&T”) which now expires on April 1, 2009, but is subject to earlier termination of the services agreement upon twelve months’ notice and designated services upon notice. It is possible that Sprint, Nextel and/or AT&T could elect not to renew their agreements, to reduce the volume of products and services they purchase from us or to request significant changes to the pricing or other terms in any renewal agreement. In February 2004, Cingular Wireless LLC (“Cingular”) announced an agreement to acquire AT&T and in October 2004, Cingular announced that it had completed its merger with AT&T. Cingular is not presently a client of Lightbridge. We are unable to predict the effect of the acquisition on our relationship with AT&T including, without limitation the timing or extent of any reductions in applications processed or other services provided under our contract with AT&T. The loss of AT&T or any of our other major clients would cause sales to fall below expectations and materially reduce our revenues, margins and net income and adversely affect our business.

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

     We currently derive most of our revenues from companies in the wireless telecommunications industry, and we expect that wireless telecommunications companies will continue to account for a majority of our revenues for the foreseeable future. In recent years, the growth rate of the domestic wireless industry has slowed. In addition, consolidation has affected the number of carriers to whom our products and services can be marketed and sold, and competition among wireless carriers has continued to increase, resulting in heightened efforts by carriers to control costs. Many of our carrier clients have sought, and may in the future seek, pricing concessions when they renew their services agreements with us, which could affect our revenues and profitability. In addition, certain of our carrier clients have sought bankruptcy protection in recent years, and we believe it is likely that additional clients may file for bankruptcy protection if current industry conditions continue. Bankruptcy filings by our clients or former clients such as WorldCom, Inc. may prevent us from collecting some or all of the amounts owing to us at the time of filing, may require us to return some or all of any payments received by us within 90 days prior to a bankruptcy filing and may also result in the termination of our service agreements. As a result of the foregoing conditions, our success depends on a number of factors:

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

We Have Made and May Continue to Make Acquisitions, Which Involve Risks.

     We acquired Coral Systems, Inc. in November of 1997, Corsair Communications, Inc. in February of 2001, the assets of Altawave, Inc. in February of 2002 and Authorize. Net in March of 2004. We may also make additional acquisitions in the future if we identify companies, technologies or assets that appear to complement our business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. For example:

•	We may experience difficulty in integrating and managing acquired businesses successfully and in realizing anticipated economic, operational and other benefits in a timely manner. The need to retain existing clients, employees, and sales and distribution channels of an acquired company and to integrate and manage differing corporate cultures can also present significant risks. If we are unable to successfully integrate and manage acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

•	Our acquisition of Authorize.Net significantly reduced our available cash and liquidity. In other future acquisitions, we may issue equity securities that could be dilutive to our shareholders or we may use our remaining cash, which may have an adverse effect on our liquidity. We also may incur additional debt and amortization expense related to intangible assets as a result of acquisitions. This additional debt and amortization expense, as well as the potential impairment of any purchased goodwill, may materially and adversely affect our business and operating results. We may also be required to make continuing investments in acquired products or technologies to bring them to market, which may negatively affect our cash flows and net income. In addition, we may assume contingent liabilities that may be difficult to estimate.

•	Acquisitions may divert management’s attention from our existing business and may damage our relationships with our key clients and employees.

The Success of Our Growth Strategy Is Dependent on Our Ability to Expand into New Markets.

     In order to achieve growth in our business, we are seeking to expand our business into new markets, including the online transaction market and the voice conferencing market. If we are not able to expand successfully into new markets, our financial results and future prospects may be harmed. Our ability to enter new markets depends on a number of factors, including:

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

On-Demand Voice Conferencing Services May Become Subject to Traditional Telecommunications Carrier Regulation by Federal and State Authorities, Which Would Increase the Cost of Providing Our Services, Require Us to Suspend Services to Existing Clients, and May Subject Us to Penalties.

     The Federal Communications Commission (“FCC”) and state public service commissions may require us to submit to traditional telecommunications carrier regulations for our GroupTalk on-demand, voice conferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our voice conferencing service until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also could be required to comply with other aspects of federal and state laws and regulations. Subjecting our voice conferencing service to these laws and regulations would increase our operating costs, may require us to suspend service to existing clients, could require restructuring of those services to charge separately for the voice and other components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

We Need to Continue to Improve or Implement our Procedures and Controls.

     New requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 will require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently reviewing our internal control procedures and considering further documentation of such procedures that may be necessary. There can be no assurance that we will be able to meet all of the new requirements in a timely manner. Any improvements in our internal control systems or in documentation of such internal control systems could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the ensuing year.

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

We Could be Subject to Liability as a Result of Security Breaches, Service Interruptions by Cyber Terrorists or Fraudulent or Illegal Use of Our Services.

     Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers and social security numbers, and because we are a link in the chain of e-commerce, security breaches, service interruptions and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible monetary damages. Cyber terrorists have interrupted, and may continue to attempt to interrupt, our payment gateway services in attempts to extort payments from us or disrupt commerce. Our payment gateway services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft or merchant fraud. We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause merchants to lose confidence in our services in particular, or in Internet systems generally, our business could suffer.

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

     We have expended, and may be required to continue to expend, significant capital resources to protect against security breaches, service interruptions and fraud schemes. Our security measures may not prevent security breaches, service interruptions and fraud schemes and the failure to do so may disrupt our business, damage our reputation and expose us to risk of loss or litigation and possible monetary damages.

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

     Our revenues are difficult to forecast for a number of reasons:

•	Seasonal and retail trends affect our transaction revenues, which historically have represented the majority of our total revenues, and may affect demand for our other products and services. Seasonal and retail trends also affect our payment processing revenues. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

•	The sales process for our products and services offered to telecommunications clients is lengthy, sometimes exceeding twenty-four months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders, particularly orders for software, which typically result in a substantial amount of non-recurring revenue, could cause our quarterly revenues to fall substantially below expectations.

•	We ship our software products within a short period after receipt of an order, and we usually do not have a material backlog of unfilled orders of software products. Consequently, our revenues from software licenses in any quarter depend substantially on the orders booked and shipped in that quarter. As a result, a delay in the consummation of a license agreement may cause our revenues to fall below expectations for that quarter.

•	Our consulting services revenues can fluctuate based on the timing of product sales and projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues or staffing requirements accurately more than a few months in advance.

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

We Face Competition from a Broad and Increasing Range of Vendors.

     The market for products and services offered to communications providers and participants in online transactions is highly competitive and subject to rapid change. Each of these markets is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in each of the markets in which we compete, which will result in the entrance of new competitors in the future. We face potential competition from several primary sources:

•	software vendors that provide one or more customer acquisition, customer relationship management and retention or risk management solutions, including ECtel Ltd., TSI Telecommunications Services Inc. (“TSI”), Fair, Isaac & Co. Inc., Magnum Software Systems, Inc., American Management Systems, Incorporated and SLP Infoware;

•	telecommunications equipment vendors that market software-based solutions to complement their hardware offerings, such as Hewlett-Packard Company and Ericsson;

•	service providers that offer customer acquisition, customer relationship management and retention, risk management or authentication services in connection with other services, including Choicepoint Inc., Visa U.S.A., Experian Information Solutions, Inc., Equifax, Inc., Lexis Nexis, Trans Union, L.L.C., Schlumberger Sema plc and Amdocs Ltd;

•	information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

•	information technology vendors that offer wireless and internet software applications such as Oracle Corporation, Microsoft Corporation and International Business Machine Corporation;

•	providers of online payment processing services, including VeriSign, CyberSource Corporation, PlugnPlay Technologies, Inc. and LinkPoint International, Inc.

•	consulting firms or systems integrators that may offer competitive services or the ability to develop customized solutions for customer acquisition and qualification, customer relationship management and retention or risk management, such as American Management Systems, Incorporated, Accenture Ltd., BearingPoint, Inc., PeopleSoft, Inc., Siebel Systems, Inc. and Cap Gemini Ernst & Young;

•	software vendors of prepaid wireless billing products, including Boston Communications Group, Inc., Intervoice, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., VeriSign Telecommunications Services, Telemac Cellular Corporation, Fair, Isaac & Co. Inc., ORGA Kartensysteme GmbH, Schlumberger Sema plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Hewlett-Packard Company (Tandem Division), Telcordia Technologies, Inc. and Sixbell;

•	a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as Verizon Communications, Inc., Authentix Network Inc. and Fair, Isaac & Co., Inc.;

•	vendors that provide products and services in the wireless data market, such as Bridgewater Systems Corporation, OracleMobile, a division of Oracle Corporation, 4thPass, Inc., TSI, Seven Networks, Inc. and Openwave Systems Inc.; and

•	vendors that provide or resell products and services in the voice conferencing market such as Spectel, Inc., Polycom Inc., Raindance Communications, Inc., Ptek Holdings, Inc., and the major worldwide telecommunications providers such as AT&T, Sprint, and Global Crossing Limited.

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

A Failure of, Error in or Damage to Our Computer and Telecommunications Systems Would Impair Our Ability to Conduct Transactions, Payment Processing and Support Services and Harm Our Business Operations.

     We provide transaction services, payment processing and support services using complex computer and telecommunications systems. Our business could be significantly harmed if these systems fail or suffer damage from fire, natural disaster, terrorism including cyber terrorism, power loss, telecommunications failure, unauthorized access by hackers, electronic break-ins, intrusions or attempts to deny our ability to deploy our services, computer viruses or similar events. In addition, the growth of our client base, a significant increase in transaction volume or an expansion of our facilities may strain the capacity of our computers and telecommunications systems and lead to degradations in performance or system failure. Many of our agreements with carriers contain level of service commitments, which we might be unable to fulfill in the event of a natural disaster, an actual or threatened terrorist attack or a major system failure. Errors in our computer and telecommunications systems may adversely impact our ability to provide the products and services contracted for by our clients. We may need to expend significant capital or other resources to protect against or repair damage to our systems that occur as a result of malicious activities, cyber-terrorism, natural disasters or human error, but these protections and repairs may not be completely effective. Our property and business interruption insurance and errors and omissions insurance might not be adequate to compensate us for any losses that may occur as the result of these types of damage. It is also possible that such insurance might cease to be available to us on commercially reasonable terms, or at all.

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

Our Business Could Require Additional Financing.

     Our future business activities, including our operation of Authorize.Net, the development or acquisition of new or enhanced products and services, the acquisition of additional computer and network equipment, and the international expansion of our business will require us to make significant capital expenditures. If our available cash resources prove to be insufficient, because of unanticipated expenses, revenue shortfalls or otherwise, we may need to seek additional financing or curtail our expansion activities. If we obtain equity financing for any reason, our existing stockholders may experience dilution in their investments. If we obtain debt financing, our business could become subject to restrictions that affect our operations or increase the level of risk in our business. It is also possible that, if we need additional financing, we will not be able to obtain it on acceptable terms, or at all.

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

     Market risk for cash and cash equivalents is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company’s financial position or results of operations during the three or nine months ended September 30, 2004.

     The Company is not subject to any material market risk associated with foreign currency exchange rates.

     For additional information about Lightbridge’s financial instruments and debt obligations, see Notes to Consolidated Financial Statements in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

     The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. The Company’s Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives.

     There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred in the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On October 4, 2001, Lightbridge announced that its Board of Directors had authorized the repurchase of up to 2 million shares of the Company’s common stock at an aggregate cost of up to $20 million. The shares may be purchased from time to time depending on market conditions. On April 23, 2003, the Board approved an expansion of the plan to authorize Lightbridge to purchase up to 4 million shares of the Company’s common stock at an aggregate cost of up to $40 million through September 26, 2005. As of September 30, 2004, the Company had purchased approximately 2.5 million shares at a total cost of approximately $17.9 million since the inception of its repurchase program. There were no repurchases during the third quarter of 2004. The maximum number of shares that may yet be purchased under the plan was 1,452,862 at September 30, 2004.

ITEM 6. EXHIBITS

(a) Exhibits

No.	Description
10.1	Separation Agreement and Release between Pamela D.A. Reeve and the Company dated August 2, 2004

10.2	Employment Agreement between Robert E. Donahue and the Company dated August 2, 2004

10.3	Office Lease Agreement between EOP Operating Limited Partnership and the Company dated as of August 10, 2004

10.4	Terms and Conditions of Stock Options Granted Under the Lightbridge, Inc. 2004 Stock Incentive Plan

10.5	Form of Notice of Grant of Stock Options Under the Lightbridge, Inc. 2004 Stock Incentive Plan

31.1	Certification of Robert E. Donahue dated November 9, 2004

31.2	Certification of Timothy C. O’Brien dated November 9, 2004

32.1	Certification of Robert E. Donahue and Timothy C. O’Brien dated November 9, 2004 (furnished but not filed with the Securities and Exchange Commission)

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.

Date: November 9, 2004	By:	/s/ Timothy C. O’Brien

Timothy C. O’Brien
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)