Form 10-K
period 2004-12-31
LIGHTBRIDGE INC
filed 2005-03-17
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to
Commission file number: 000-21319
Lightbridge, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3065140
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Corporate Drive Burlington, Massachusetts (Address of Principal Executive Offices)	01803 (Zip Code)
(781) 359-4000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
common stock, $.01 par value per share
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐
      The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2004 was $146,254,634 based on a total of 26,116,899 shares held by nonaffiliates and on a closing price of $5.60 as reported on The Nasdaq Stock Market (National Market System).
      The number of shares of common stock outstanding as of March 11, 2005 was 26,585,455.
DOCUMENTS INCORPORATED BY REFERENCE
      The registrant intends to file a definitive proxy statement pursuant to Regulation 14A with regard to its 2005 annual meeting of stockholders or special meeting in lieu thereof on or before April 30, 2005. Certain portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

      THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS “BELIEVES,” “ANTICIPATES,” “PLANS,” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH BELOW IN “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RISK FACTORS,” THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. LIGHTBRIDGE, INC. UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS IT MAKES.

PART I

Item 1.	Business
      Lightbridge, Inc. (“Lightbridge” or the “Company”) develops, markets and supports products and services primarily for businesses that sell products or services online and for communications providers.
      Lightbridge’s four areas of business consist of Payment Processing Services (“Payment Processing”), Telecom Decisioning Services (“TDS”), Intelligent Network Services (“INS”), and Instant Conferencing Services (“Instant Conferencing”). The Payment Processing business consists of a set of Internet Protocol (“IP”) based payment processing gateway services that enable online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via a variety of interfaces. The TDS business consists of Lightbridge’s customer qualification and acquisition, risk management and authentication services, delivered primarily on an outsourced or service bureau basis, together with the Company’s TeleServices offerings. Lightbridge’s TDS solutions provide multiple, remote, systems access for workflow management, along with centrally managed client-specified business policies, and links to client and third-party systems. The Company’s INS business offers a license-based software product, bundled with third-party hardware, enabling prepaid rating and charging for voice, messaging, and data, as well as postpaid charging functionality and calling card services for wireless telecommunications carriers. The Company’s Instant Conferencing Services allow users to create and join reservationless audio conferences instantly across multiple carrier and service provider networks. Lightbridge also provides consulting and maintenance services sold primarily in conjunction with the TDS and INS solutions.
      The Company’s IP-based Payment Processing solution offers products and services to merchants in both the Card Not Present (“CNP”) (e-commerce and mail order/telephone order or “MOTO”) and Card Present (“CP”) (retail point-of-sale (“POS”) and mobile devices) segments of the U.S. credit card transaction processing market. In addition, the Payment Processing services include an electronic check payment processing solution for CNP merchants. The Payment Processing solution provides secure transmission of transaction data over the Internet and manages submission of this payment information to the credit card and Automated Clearing House (“ACH”) processing networks. The Company provides its Payment Processing solutions primarily through a network of outside sales partners, Independent Sales Organizations (“ISOs”), and merchant bank partners.
      The Lightbridge TDS solution offers online, real-time transaction processing and call center services to aid communications clients in qualifying and activating applicants for service, as well as software-based point-of-sale support services for a variety of distribution channels, including dealers and agents, mass market retail stores, and Internet commerce. The TDS business unit also offers services designed to authenticate users engaged in online transactions. Additionally, Lightbridge TDS develops and implements interfaces that integrate its systems with client and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. Lightbridge TDS also maintains and has access to databases used to screen applicants and online users for fraud, and maintains a global telecommunications consulting practice that provides clients with solution development and deployment services, and business advisory consulting. The Company’s TDS solutions are provided on a direct sales basis.
      The Lightbridge INS solution offers to wireless telecommunications carriers a prepaid billing system that is designed to integrate with Intelligent Network standards and offer the capability for subscribers to replenish their prepaid accounts. The INS software enables prepaid rating and charging for voice, messaging, and data, as well as postpaid charging functionality and calling card services for wireless telecommunications carriers. The Company’s INS solutions are provided mainly through indirect sales channels.
      Lightbridge’s Instant Conferencing Service provides users access to instant, reservationless teleconferencing over a variety of wireless or wireline carriers. Its dynamic configuration allows users to define specific call groups and manage these groups and their accounts through a web-based interface. Calls can be initiated from telephones, web browsers, instant messaging sessions, or desktop applications. The Company’s Instant Conferencing Service is provided on a direct sales basis.

      In January 2004, the Company announced a reorganization of its internal business operations, resulting in the termination of ten individuals in the Company’s corporate office in Burlington, Massachusetts. In September 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action resulted in the termination of 64 employees and 2 contractors in the Company’s offices in Burlington, Massachusetts and Broomfield, Colorado. In December 2004, the Company announced a restructuring of its business following an announcement regarding lower expected revenue from the Company’s client AT&T Wireless Services, Inc. as a result of its acquisition by Cingular Wireless LLC. This action resulted in the termination of 38 employees and one contractor in the Company’s corporate office in Burlington, Massachusetts. In January 2005, the Company announced the closing of its Broomfield, Colorado call center, resulting in the termination of 44 employees in the Company’s Broomfield office. The Broomfield, Colorado call center facility had been supporting the Company’s TDS operating segment. The work performed at the facility was transitioned to other Lightbridge call center facilities. In conjunction with the closure, the Company expects to record a restructuring charge of approximately $0.9 million in the first quarter of 2005, primarily relating to facility closing costs and employee severance and termination benefits.
      On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net Corporation (“Authorize.Net”) for $81.6 million in cash from InfoSpace, Inc. In addition, the Company incurred approximately $2.0 million in acquisition related costs. The total purchase price for the acquisition was $83.6 million. Authorize.Net provides the solutions that make up the Company’s Payment Processing Services business.
      On October 1, 2004, the Company sold the assets of its Fraud Centurion® product suite to Subex Systems Limited (“Subex”) for $2.4 million in cash. The Fraud Centurion® product is a suite of network monitoring software tools designed to detect fraudulent activity on wireless networks. Network monitoring tools no longer support Lightbridge’s strategy for its fraud product lines, which is focused on continued development of the Company’s customer screening, risk, and value management solutions.
      Subsequent to December 31, 2004 the Company determined that the Fremont, California facility, where its Instant Conferencing business is located, would be closed during the first quarter of 2005. In connection with the closure, the Company expects to record a restructuring charge in the first quarter of 2005 of approximately $0.3 million, primarily relating to employee severance and termination benefits. Lightbridge expects to continue to provide the services for GroupTalk, its Instant Conferencing product, under its agreement with America Online, Inc.
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
      ALIAS, AUTHORIZE.NET, the Authorize.Net logo, ECHECK.NET, FRAUDBUSTER, FRAUD CENTURION, FRAUDSCREEN.NET, FRAUD SENTINEL, LIGHTBRIDGE, PHONEPRINT and PROFILE are registered trademarks of Lightbridge, and @RISK, AUTOMATED RECURRING BILLING, CAS, CUSTOMER ACQUISITION SYSTEM, FDS, GROUPTALK, INSIGHT, LIGHTBRIDGE FRAUDBRIDGE, LIGHTBRIDGE IDENTITYBRIDGE, LIGHTBRIDGE CREDITBRIDGE, PREPAY IN, LIGHTBRIDGE TELESERVICES, POPS, PREPAY, RETAIL MANAGEMENT SYSTEM, RMS, the Lightbridge logo, and TALKGROUP are trademarks of Lightbridge. All other trademarks or trade names appearing in this annual Report on Form 10-K are the property of their respective owners.

Business Segment Data
      As a result of the Company’s corporate reorganization efforts during 2004, the Company has changed its previously reported operating segments effective in the fourth quarter of 2004. Based upon the way the Company’s chief operating decision maker, its Chief Executive Officer, monitors operations, the Company operates in four distinct segments: Payment Processing, TDS, INS, and Instant Conferencing. Within these four segments, performance is measured based on revenues and gross profit realized from each segment. Information about revenues, cost of revenues, and gross profit of each segment is presented in Note 3 to the financial statements and discussed below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There are no transactions between segments.
      In addition, information concerning the four segments in which Lightbridge operates, and export sales is set forth in Note 3 of “Notes to Consolidated Financial Statements.”
Products and Services
Payment Processing Services
      Lightbridge’s Payment Processing solutions, provided on an ASP basis, allow IP-enabled merchants to connect with large credit card processors and banking organizations, thereby enabling those businesses to accept electronic payments. Lightbridge offers its Payment Processing products and services through its wholly owned subsidiary Authorize.Net Corporation in two broad solutions groups, Core Solutions and Additional Services:

Solutions Groups	Functions

Core Solutions	The payment gateway allows IP-enabled merchants to accept credit card payments via web sites and mobile devices or from retail storefronts and MOTO merchants.

The Virtual Terminal and Batch Upload allow merchants to authorize, process, and manage credit card transactions manually from any computer that has an Internet connection and a web browser.

The Merchant Interface is a secure web site that allows merchants to view and manage transactions and other details of their accounts, including activity reports and authorizations for purchases, credits and returns.

The Advanced Integration Method (“AIM”) is a merchant-initiated server-to-server connection for submitting CNP transactions to the payment gateway.

The Simple Integration Method (“SIM”) provides a solution for CNP merchants with basic customization needs where the payment gateway handles all steps in the secure transaction process.

Although in most cases, CP retail and mobile merchants simply purchase a ready-to-install POS solution or device that is integrated in the payment gateway, those that wish to integrate to the payment gateway directly can use a CP application programming interface (“API”).

Daily transaction settlement and two-to-three day transaction funding time.

Additional Services	eCheck.Net® allows CNP merchants to authorize and process electronic check transactions directly from a web site or through the Virtual Terminal.

Fraud Detection Suite (“FDStm”) allows web merchants to identify, manage, and reduce fraudulent transactions with a customizable, rules-based solution.

Automated Recurring Billingtm (“ARB”) provides a system for CNP merchants to automatically handle regularly recurring billings or subscriptions according to a specific billing interval and duration.

Cardholder Authentication Programs implement, for the benefit of merchants that sell products or services online, the Verified by Visa® and MasterCard® SecureCodetm programs for reducing liabilities and expenses of merchants arising from unauthorized use of credit cards.

FraudScreen.Net®, provided under agreement with Fair Isaac Corporation, provides CNP merchants with strategies and customer service tools to help protect themselves from fraudulent transactions using neural net technologies. The Company no longer actively markets this product.

SalesBoost.Net, provided under agreement with eBoz, Inc., is an integrated suite of fifty web promotion tools designed to boost CNP merchants’ sales by attracting shoppers to their web sites.

Payment Gateway Solutions
      The Payment Processing segment’s core product is the payment gateway, which enables CNP and CP merchants to accept credit card and electronic check (CNP only) payments via IP. The Authorize.Net gateway is a hosted solution that integrates with existing web sites and IP-enabled POS and mobile devices. It is hardware and software independent, and is supported by over 200 web development and shopping cart systems.
      A typical automatic transaction occurs in the following way:
      When purchasing an item, whether online or at retail, the customer provides credit card or bank account information. To authorize credit card transactions, merchants must post an electronic request, including the customer’s payment information, to the Company’s secure payment gateway service. Transaction information is encrypted using 128-bit Secure Socket Layer (“SSL”) technology. Regardless of whether the information is submitted via a web site payment form or swiped, the payment gateway captures the transaction data and, using real time IP technology, directs the information through the authorization network to the merchant’s credit card payment processor or issuing bank using a secure, proprietary connection or via the ACH network in the case of an eCheck.Net transaction. After the credit card is authorized and the transaction approved, the Company receives confirmation from the processing network, communicates the approval to the merchant, and stores the transaction. Transactions are automatically settled each day and are typically funded within two to three business days. eCheck.Net transactions may take up to seven to ten days to be funded.
      For submitting manual CNP transactions, the secure, browser-based Virtual Terminal and Batch Upload features of the Merchant Interface are accessible from any computer with an Internet connection and a web browser, and may be used by MOTO merchants.

Account Management
      Merchants can manage their payment gateway account through the Merchant Interface, a password-protected web site that offers the ability to monitor and review transactions, configure account and transaction settings, view account billing statements and report, and manually submit transactions via the Virtual Terminal and Batch Upload features.

Connection Methods
      The Payment Processing segment offers several methods for connecting web sites and POS systems to the payment gateway. Web merchants can choose the method that is right for them, according to their customization requirements. Retail and mobile merchants connect to the payment gateway via third-party hardware and software solutions that are integrated to the payment gateway.

•	AIM is a secure, merchant-initiated server-to-server connection for submitting transactions to the payment gateway. AIM provides merchants with control over each phase of the customer’s online transaction experience, including the payment form and receipt page. AIM employs industry standard secure data encryption technology — 128-bit SSL protocol. Additional features include: transaction key authentication, merchant control over all phases of the customer’s online transaction experience, and configurable transaction response that integrate with merchant enterprise applications.

•	SIM is a solution for web merchants with basic customization needs. The Authorize.Net payment gateway handles all the steps in the secure transaction process — payment data collection, data submission and the response to the customer. Additional features of SIM include: a payment gateway hosted payment form employing 128-bit SSL data encryption, transaction digital fingerprints to enhance security, and a customizable payment gateway hosted payment form and/or receipt page.

•	The Company has certified approximately 85 shopping cart solutions providers that have integrated their e-commerce shopping carts with the payment gateway. Certified shopping carts are Internet companies that provide merchants with easy to implement checkout page solutions or software that are already integrated to the payment processing gateway.

•	In most cases, for CP merchants, technical integration is handled by the merchant’s POS system provider (hardware or software). CP merchants interested in integrating directly to the payment gateway can use a Card Present API.

Additional Services
      eCheck.Net® is a payment processing solution that allows both online and MOTO merchants to accept and process electronic check payments from consumer and corporate bank accounts directly through their e-commerce web site or through the Virtual Terminal. The eCheck.Net service transmits transactions via 128-bit SSL technology, and automatically submits transactions for settlement daily. Through the Merchant Interface, merchants using eCheck.Net have access to tools allowing them to look up returns and chargebacks, run batch statistics on transactions, and receive notification of settlement activity in sufficient detail to facilitate account reconciliation.
      Fraud Detection Suite (FDStm) is a customizable, rules-based solution that helps merchants that sell products or services online to reduce, detect and manage fraudulent transactions through a combination of multiple fraud filters and tools, including the following:

•	Amount Filter allows merchants to set upper and lower transaction amount limits

•	Velocity Filter allows merchants to limit the total volume of transactions received per hour, preventing high-volume attacks common with fraudulent transactions

•	Shipping-Billing Mismatch Filter identifies high-risk potentially fraudulent transactions containing an address mismatch

•	Transaction IP Velocity Filter identifies excessive transactions received from the same IP address, isolating suspicious activity from a single source

•	Suspicious Transaction Filter detects suspicious transactions using proprietary identification criteria and transaction behavior analysis

•	Authorized AIM IP Address feature allows merchants connected via the AIM feature to list server IP addresses that are authorized to submit transactions

•	IP Address Blocking feature, allows merchants to block transactions from selected IP addresses
      Automated Recurring Billingtm (“ARB”) allows online and MOTO merchants to generate recurring transactions based on a subscription model. To use the ARB feature, a merchant creates a subscription consisting of a customer’s payment information, billing amount, interval, and duration. ARB then places the customer on an automatic payment schedule based on the merchant’s instructions.
      The Cardholder Authentication service, provided under agreements with Visa and MasterCard, makes use of the Verified by Visa® and MasterCard® SecureCodetm programs to allow CNP merchants that sell products or services online to validate the identity of registered cardholders during web-based transactions by requiring a personal identification number (PIN) at checkout.
      FraudScreen.Net® is a fraud screening service provided under Agreement with Fair Isaac Corporation. The Company no longer markets this product and does not expect FraudScreen.Net revenues to be significant in the future.
      SalesBoost.Net, provided under agreement with eBoz, Inc., is a suite of fifty Internet-based web site promotional and marketing tools that consolidate applications into functional categories for search engine submission, banner ad impressions, newsletter mailing, email list management, web site monitoring, and a compilation of comprehensive “how-to” guides. SalesBoost.Net is designed to boost CNP merchants’ sales by attracting shoppers to their web sites.
      Payment Processing Services are priced on a per transaction basis and prices vary with the mix of services a merchant selects, the term of the contract and the volume of transactions. Fees for additional services are charged on a monthly basis, on a per-transaction basis, or may be volume based. The Company also earns Payment Processing Services revenue from initial set-up fees and monthly subscription fees.
TDS
      Lightbridge’s TDS solutions help communications providers and businesses that sell products or services online deploy integrated, customized solutions in support of their operational business processes. Lightbridge offers its TDS products and services in five broad solutions groups:

Solutions Groups	Functions

Customer Qualification and Acquisition	Online, real-time transactionprocessing services and callcenter services to help carriersqualify applicants and activate service.

Transaction processing services include applicant qualification and service activation, as well as risk management.

Transaction processing interfaces include interfaces that support the processing of data at a variety of distribution channels, including retail stores, call centers and Internet applications, and voice recognition systems.

TeleServices	TeleServices include qualification and activation, analyst reviews, telemarketing to existing and new subscribers, back-up and disaster recovery for acquisition and activation services, porting support and customer care.

Authentication Services	Services that provide screening and authentication of identity data for users engaged in online transactions.

Risk Management	A suite of services that make online, real-time inquiries into proprietary databases, industry databases and processing modules to screen applicants for potential fraud.

Consulting Services	Solution Development and Deployment Services include requirements planning, systems integration, custom software development, project management, and training services.

Business Advisory Consulting encompasses management consulting services designed to leverage best practices in telecommunications, online commerce and allied industries.

Customer Qualification and Acquisition
      Lightbridge® Customer Acquisition Systemtm(“CAStm”) offers online, real-time transaction processing services for applicant credit qualification and service activation.
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
      CAS includes the following fully integrated modules:

•	InSighttm is a database containing information about a carrier’s current accounts, previous accounts, previous applicants and preapproved applicants. InSight can decrease a carrier’s costs for evaluating a prospective subscriber by using carrier-controlled data points such as subscriber payment histories rather than third-party data points, such as credit bureau reports, or manual review processes.

•	Small Business Exchange, a database of credit information on small businesses provided under agreement with Equifax Information Services LLC, screens businesses for credit risk.

•	CAS interfaces deliver data from the point of sale directly to CAS for decisioning. If manual intervention is required, data is presented to the appropriate person. Once the decision is made, CAS communicates it to the point-of-sale agent.

Lightbridge® POPStm — a browser-based point-of-sale application typically used in carrier-owned or dealer store locations. POPS runs over the Internet or an intranet and features a graphical user interface (“GUI”) that allows even inexperienced sales staff to qualify applicants quickly and activate service via a dial-up or network connection to CAS.

Lightbridge® Retail Management Systemtm(“RMStm”) — a point-of-sale application that helps telecommunications retailers manage the sale of telecommunications products more efficiently. RMS handles credit screening, transaction and payment processing, service activation, cash drawer management, inventory and purchasing management and management reporting. The Company no longer actively markets or sells this product and does not expect RMS revenues to be significant in the future.

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

Browser Interface — allows a carrier’s credit analyst to enter information or to evaluate applications that require manual review via a Lightbridge-developed GUI.

Activation Workstation — allows the user to review, correct and reprocess activation requests returned from the billing system because of an error.

Fulfillment Workstation — allows the user to fulfill orders for wireless handsets and accessories at a remote or third-party fulfillment center.
      CAS service modules are priced on a per transaction, per qualification or per activation basis, or, in the case of application modules, on a licensed basis. Fees for CAS services or applications may vary with the term of the contract, the volume of transactions, the other products and services selected and integrated with CAS services, the configurations selected, the number of locations licensed or the degree of customization required.

TeleServicestm
      Lightbridge TeleServices encompasses a range of call center solutions. TeleServices offerings include call center solutions for credit decisions and activations, analyst reviews, telemarketing to existing subscribers, back-up and disaster recovery for acquisition and activation services, porting support and customer care. TeleServices solutions can be provided using CAS or a client’s own customer acquisition system. Lightbridge’s clients can integrate TeleServices solutions into their existing sales and distribution strategies to support special projects without the overhead of building and maintaining call centers.
      TeleServices solutions are priced on a per transaction or per minute basis and prices may vary with the term of the contract, the volume of transactions, the number of minutes and the other products and services selected and integrated with the solutions.

Authentication Services
      Authentication services offer the ability to screen and authenticate the identity data of users engaged in online transactions. Lightbridge offers the following authentication services on an Application Service Provider (“ASP”) model:

•	Lightbridge® IdentityBridgetm: A service that allows clients to authenticate the identities of users involved in online transactions.

•	Lightbridge® FraudBridgetm: A service that allows clients to screen users involved in online transactions for potential fraud.
      Authentication services are priced on a per transaction basis and prices may vary with the term of the contract, the volume of transactions and the other products and services selected.

Risk Management
      Lightbridge’s risk management solutions are offered as an ASP or hosted service. The ASP or hosted model supports real-time, online access to the Company’s proprietary databases, client proprietary databases and third-party databases in support of pre-activation applicant screening. These solutions generally include the following:

•	AirWaves OneScore: A risk management score provided under agreement with RiskWise, L.L.C. that is designed to identify the most profitable customers, even among consumers whose financial history is non-existent or “too thin” for traditional risk assessment tools.

•	Fraud Sentinel®: A suite of subscription fraud management tools, offered separately or in combination. Fraud Sentinel includes the following components:

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

TotalID, an identity verification and application analysis service, provided under agreement with Trans Union L.L.C., checks for potential fraudulent information in an application by comparing application data against multi-source databases.

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

FraudPoint, a fraud detection tool provided under agreement with RiskWise, L.L.C., validates data provided by subscribers to help prevent subscription fraud and identify data entry errors.

FraudDefender, a fraud scoring tool provided under agreement with RiskWise, L.L.C., rank-orders fraud risk based on a score and helps manage review rates.

Business FraudDefender, a fraud scoring tool provided under agreement with RiskWise, L.L.C, rank-orders fraud risk based on a score and helps manage review of business applications.

Chargeback Defender, a fraud screening tool provided under agreement with RiskWise, L.L.C., verifies information of applicants to minimize chargebacks to online retailers.
      Risk management solutions are priced on a per inquiry basis and prices may vary with the term of the contract and the volume of transactions. Additional fees may also be charged for consulting, implementation and support requirements of clients.

Consulting Services
      Lightbridge Consulting Services (“LCS”) delivers full-service consulting for customer acquisition and retention, statistical models, authentication, and risk management. LCS leverages Lightbridge’s market expertise and focus in telecommunications to help clients bring new services to market quickly, acquire low-risk subscribers and build customer loyalty. Clients can use LCS to supplement their resources with both domain expertise and project-based resources. The worldwide practice can support Lightbridge clients worldwide.

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
INS
      Lightbridge® PrePaytm Software allows carriers to sell services to customers who prefer to pay with cash or who do not qualify for credit and would otherwise be required to provide substantial deposits. Lightbridge’s Intelligent Network standards and architecture allow carriers to use existing switches without costly adjunct switches and voice trunk resources. The INS software architecture is designed to scale as the number of INS subscribers on a system grows. Because prepaid calls are controlled by the carrier’s existing switch, there is no impact on call setup times. Calls by prepaid subscribers are rated in real time, and an integrated, interactive, voice-response system automatically informs the subscriber when account funds are low. If a subscriber depletes prepaid funds during a call, the INS software automatically terminates the call and suspends service until the subscriber deposits additional funds. The subscriber can deposit additional funds over the air by using a prepaid phone card or by depositing or transferring cash at a replenishment center or web site designated by the carrier.
      PhonePrint® offers wireless telecommunications carriers a cloning-fraud prevention system by using proprietary radio frequency signal analysis to identify attempted fraudulent calls and prevent cloners from gaining access to a carrier’s analog network. The Company no longer actively sells or markets this product and does not expect PhonePrint revenues to be significant in the future.
      Prepaid billing applications are priced on a licensed basis. Additional fees may also be charged for subscriber growth, annual maintenance, customization, consulting services, implementation, training and other support requirements requested by the client. Fees may vary with the term of the contract and the number of licenses. Additional revenues are derived from hardware sales associated with PrePay and PhonePrint products.

Instant Conferencing
      Lightbridge® Instant Conferencing, provided under the product name GroupTalktm, is an ASP hosted teleconferencing service that allows groups of users to connect instantly via multiple wireless or wireline carriers.
      The GroupTalk product requires no reservations, PINs, or call-in numbers, and is capable of being integrated into existing workflow applications such as contact managers, CRM, and instant messaging. The GroupTalk application provides a turnkey solution, including ASP hosting, conference bridge services, public switch telephone network (“PSTN”) or wireless transport, and all back-end processing such as customer activation, customer care, billing, payment, and operations. GroupTalk was developed from the technology the company acquired from Altawave, Inc.
      Instant Conferencing services are priced on a per-unit, volume-based basis. Additional fees may also be charged for annual maintenance, customization, consulting services, implementation, training and other support requirements requested by the client. Fees may vary with the term of the contract and with volume.

Clients
      Revenues attributable to Lightbridge’s 10 largest clients accounted for approximately 72%, 91%, and 90% of Lightbridge’s total revenues in the years ended December 31, 2004, 2003, and 2002, respectively. The following Lightbridge clients accounted for more than 10% of total revenues in the years indicated:

	Years Ended Dec. 31,

	2004	2003	2002

Sprint Spectrum L.P.	21%	28%	30%
AT&T Wireless Services, Inc.	16	21	21
Ericsson AB	*	14	15
Nextel Finance Company	11	12	11

Total	48%	75%	77%

*	Less than 10% of total revenues for 2004
Payment Processing
      The Company sells its Payment Processing Services primarily through a network of outside sales partners, ISOs, and merchant banking partners, mainly to merchants that sell products or services online. Additionally, the Company maintains an inside sales team for management of inbound merchant inquiries regarding its Payment Processing Services. As of December 2004, the Company had over 113,000 active merchants using its Authorize.Net gateway product. Because of the size and diversity of the Company’s installed merchant base for its gateway product, the Payment Processing segment does not have significant customer concentration.
TDS
      Lightbridge historically has provided its TDS products and services to wireless carriers in the United States. The TDS business unit also offers services designed to screen, authenticate and approve users engaged in online transactions.
      In November 2004, the Company announced revised guidance for the fourth quarter of 2004, due to lower revenue expectations from AT&T Wireless Services, Inc. (“AT&T”), following the acquisition of AT&T by Cingular Wireless LLC. As a result of that acquisition, the Company does not expect significant revenues from AT&T in 2005. On December 15, 2004, Sprint Spectrum L.P. (“Sprint”) and Nextel Operations, Inc. (“Nextel”) announced that their respective Boards of Directors had approved a definitive agreement for a merger of the two companies. Lightbridge is unable to predict the effect of the merger of Nextel and Sprint on its relationship with either customer including, without limitation, the timing or extent of any reductions in applications processed or other services provided under its contracts with those customers. The loss of another one or more of these major clients, a decrease in orders by one or more of them or a change in the combination of products and services they obtain from the Company would adversely affect Lightbridge’s revenues, margins and net income.
      Lightbridge has agreements with many of its clients that provide for the purchase of various combinations of TDS products and services including CAS, risk management and TeleServices over periods of one to three years. Although some of these agreements contain annual minimum payment requirements, such minimum payments are typically substantially less than the amount of revenue Lightbridge has historically received from the particular client and therefore provide only limited assurance of future sales. Lightbridge’s client agreements also often permit changes in the combination of products and services purchased by the client during the term of the agreement. Such changes can affect the revenues, margins and net income that Lightbridge achieves from quarter to quarter in its TDS business.
      Lightbridge has agreements for its TDS services with AT&T, Sprint and Nextel. The agreements with Nextel and Sprint were renewed in 2003 and extended in each case through December 2006. The agreement with AT&T extends through March 2009, but the Company does not expect to receive significant revenues from AT&T in 2005 because of AT&T’s acquisition by Cingular Wireless, LLC, which is not a client of the Company.
      Because Lightbridge derives almost all of its TDS revenues from telecommunications carriers, the demand for Lightbridge’s products and services is dependent, in major part, on the overall market demand for the products and services provided by telecommunications carriers. In particular, Lightbridge’s TDS business is dependent on the rate of new subscriber growth and the rate at which subscribers switch from one carrier to another, known as the churn rate. Accordingly, if the growth rate of the telecommunications industry continues to slow and the churn rate does not increase, sales of Lightbridge’s TDS products and services could continue to decline. TDS revenues may also be affected by mergers or consolidations involving telecommunications carriers, such as the planned merger of Sprint and Nextel.
INS
      The Company sells its INS system primarily through distribution agreements with Ericsson AB (“Ericsson”) and Nortel Networks, Inc. (“Nortel”) and through direct sales, mainly to international wireless telecommunications carriers. The agreement with Ericsson was amended in 2003 and continues in effect until either party gives the other 180 days’ notice of cancellation. The agreement with Nortel extends through February 2006. A significant portion of the Company’s INS revenues in 2004 were generated from the Ericsson and Nortel relationships. The loss of one or more of these major distribution partners, a decrease in orders by one or more of them or a change in the combination of products and services they obtain from the Company would adversely affect Lightbridge’s INS revenues, margins and net income.
      Because Lightbridge derives all of its INS revenues from telecommunications carriers, the demand for Lightbridge’s INS products and services is dependent, in major part, on the overall market demand for the prepaid products and services provided by telecommunications carriers, and may be affected by mergers or consolidations involving telecommunications carriers. The Company’s INS sales are also largely dependent on the efforts of Ericsson and Nortel and its other indirect channel partners to market and sell the INS products, over which the Company has no control. To date, only a small number of wireless telecommunications carriers, almost all of them outside the U.S., have deployed the Company’s INS products and services, and the rate of adoption of the INS system will need to increase significantly in order for Lightbridge to increase future revenues from INS.
Instant Conferencing
      The Company presently provides its GroupTalktm product pursuant to an agreement with America Online, Inc. (“AOL”) to the users of AOL’s instant messaging service (“AIM”) under the branded name AIM Voice Conferencing. The agreement contains certain restrictions on selling the GroupTalk product to other instant messaging providers. To date, the Company has not recorded any revenue from its GroupTalk product and it does not expect to generate significant revenue from the product in 2005.
Sales and Marketing
Payment Processing
      The Company’s sales strategy for the Payment Processing segment is to continue to grow its business through a differentiated model that primarily focuses on IP-enabled merchants, utilizing its relationships with its outside sales partners, ISOs, and merchant banking partners. The sales and client services activities involved in the Payment Processing segment are led by relationship teams. Lightbridge employs a team approach to selling its Payment Processing Services in order to develop a consultative relationship with existing and prospective outside sales partners, merchant banking partners, and ISOs. The Company’s outside sales partner, ISO, and banking partner relationships are not exclusive, and the Company relies on differentiation, including its support and service, of its Payment Processing products and services to motivate these outside sales partners and others to promote Lightbridge’s services over those of another gateway service provider.

      Service and technical support for Payment Processing products are provided to merchants and outside sales partners through a call center, an online help desk, and a dedicated team of account managers that provide services to the Company’s outside sales partners. A high level of continuing service and support is critical to the objective of differentiating the Company’s services from those of its competitors. The Company provides a range of technical implementation and sustaining support services in order to support this goal.
TDS
      Lightbridge’s TDS sales strategy is to establish, maintain and foster long-term relationships with its clients. TDS sales and client services activities are led by relationship teams. The TDS segment employs a team approach to selling in order to develop a consultative relationship with existing and prospective clients. In addition to relationship teams, Lightbridge’s TDS sales approach includes direct sales staff with expertise in particular solutions.
      Implementation of Lightbridge’s TDS products and services may involve significant investment by the carrier with delays frequently associated with capital expenditures, and involve multilevel testing, integration, implementation and support requirements. Product managers, as well as other technical, operational and consulting personnel, are frequently involved in the business development and sales process. The teams conduct needs assessments and, working with the client, develop a customized solution.
      The sales cycle for TDS services is typically six to eighteen months, and is subject to a number of risks over which the Company has little control, including the client’s budgetary and capital spending constraints, internal decision-making processes, industry consolidation and general industry, market and economic conditions.
      Service and technical support for TDS services are provided through direct field service and support personnel. A high level of continuing service and support is critical to the objective of developing long-term relationships with clients. Technical assistance is also provided as part of the standard support and service package that clients typically purchase for the length of their respective agreements. On-site installations and various training courses for clients are also offered.
INS
      Lightbridge’s INS sales approach includes direct sales, using staff with expertise in particular solutions and sales through channel partners and alliances, particularly internationally. Historically, the Company’s INS solutions have been sold principally through third parties such as Ericsson and Nortel. The Company’s INS sales strategy is to establish, maintain and foster long-term relationships with its clients and outside sales partners. Lightbridge employs a team approach to selling in order to develop a consultative relationship with existing and prospective clients.
      Implementation of Lightbridge’s INS products and services typically require significant investment by the carrier with delays frequently associated with capital expenditures, and involve multi-level testing, integration, implementation and support requirements. Product managers, as well as other technical, operational and consulting personnel, are frequently involved in the business development and sales process. The teams conduct needs assessments and, working with the client, develop a customized solution.
      The sales cycle for INS is typically nine to twenty-four months, although the period may be substantially longer in some cases, and is subject to a number of risks over which the Company has little control, including the carrier’s budgetary and capital spending constraints, internal decision-making processes, and general industry, market and economic conditions.
      Service and technical support for INS products are provided through both direct field service and support personnel and distributors. A high level of continuing service and support is critical to the objective of developing long-term relationships with clients. The Company provides technical assistance as part of the standard support and maintenance package that clients typically purchase for the length of their respective agreements. Lightbridge also offers on-site installations and various training courses for distributors and clients.

Instant Conferencing
      The Company presently provides its Instant Conferencing Services through an agreement with AOL under the branded name AIM Voice Conferencing. The Company is no longer actively marketing or selling this product.
Engineering, Research and Development
      Lightbridge believes that its future success in all business segments will depend in part on its ability to continue to enhance, implement, and maintain its existing product and service offerings including, without limitation TDS, INS and the Payment Processing gateway, and to develop, implement and maintain new products and services that allow clients to respond to changing market requirements. Lightbridge’s research and development activities consist of long-term efforts to develop, enhance and maintain products and services and short-term projects to make modifications to respond to immediate client needs. In addition to internal research and development efforts, Lightbridge intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. Lightbridge also intends to utilize contracted development resources when desirable in order to manage its development costs.
Competition
      The market for the Company’s Payment Processing Services is characterized by a few large competitors and many smaller competitors. The market is fragmented, and a number of companies currently offer one or more payment gateway products or services competitive with those offered by Lightbridge. In particular, the Company faces competition from its Payment Processing outside sales partners, which often resell multiple competing gateway products in addition to the Authorize.Net products and services. Some of the principal competitors are VeriSign, Inc., CyberSource Corporation, Plug & Pay Technologies, Inc. and LinkPoint International, Inc.
      The market for products and services to wireless and other communications providers served by the Company’s TDS, INS, and Instant Conferencing businesses is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with those offered by Lightbridge. In addition, many telecommunications carriers are providing, or can provide internally, products and services competitive with those Lightbridge offers in these segments. Trends in the telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for carriers to provide certain services themselves, could affect demand for Lightbridge’s TDS, INS, and Instant Conferencing products or services. These developments could make it more difficult for Lightbridge to offer a cost-effective alternative to a telecommunications carrier’s own capabilities.
      Lightbridge believes that the principal competitive factors in the communications provider and online industries include the ability to identify and respond to client needs, timeliness, quality and breadth of product and service offerings, price, continuous availability of service, and technical expertise. Lightbridge believes that its ability to compete in these industries also depends in part on a number of factors outside its control, including the ability to hire and retain employees, the development of products and services by others that are competitive with Lightbridge’s products and services, the price at which others offer comparable products and services, and the extent of its competitors’ responsiveness to client needs.
Government Regulation
      The Federal Communications Commission (“FCC”), under the terms of the Communications Act of 1934, regulates interstate communications and use of the radio spectrum. Although Lightbridge is not required to and does not hold any licenses or other authorizations issued by the FCC for its TDS business segment, the domestic telecommunications carriers that constitute Lightbridge’s TDS clients are regulated at both the federal and state levels. Federal and state regulation may decrease the growth of the telecommunications industry, affect the development of the wireless markets, limit the number of potential clients for Lightbridge’s TDS services, impede Lightbridge’s ability to offer competitive services to the telecommunica-

tions market, or otherwise have a material adverse effect on Lightbridge’s TDS business, financial condition, results of operations and cash flows. Changing laws and regulations have caused, and are likely to continue to cause, significant changes in the industry, including the entrance of new competitors, consolidation of industry participants, the introduction of bundled wireless and wireline services and the introduction of wireless number portability (“WNP”) in November 2003. Those changes could in turn subject Lightbridge to increased pricing pressures, decrease the demand for Lightbridge’s TDS products and services, increase Lightbridge’s cost of doing business or otherwise have a material adverse effect on Lightbridge’s TDS business, financial condition, results of operations and cash flows. The telecommunications industry outside the United States is also subject to government regulation, which could have similar effects on Lightbridge’s ability to increase or maintain its penetration of international markets with its INS products and services.
      The Banking Secrecy Act, the USA Patriot Act of 2001, and the Homeland Security Act contain anti-money laundering and financial transparency law and mandate the implementation of various new regulations applicable to financial services companies, including obligations to monitor transactions and report suspicious activities. The obligations under these acts which may apply directly or could be applied to Lightbridge’s financial services partners or to certain of its merchant services, require the implementation and maintenance of internal practices, procedures, and controls which may increase the Company’s costs and may subject the Company to liability.
      Businesses that handle consumers’ funds, such as the Company’s Payment Processing business, are subject to numerous regulations, including those related to banking, credit cards, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. In addition, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet concerning matters such as taxes, pricing, content and distribution.
      Furthermore, the growth and development of the market for e-commerce may prompt more stringent consumer protection laws that may impose additional regulatory burdens on those companies, such as Lightbridge, that provide services to online business. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company’s products and services and increase the Company’s cost of doing business.
      Consumer protection laws in the areas of privacy, credit and financial transactions have been evolving rapidly at the state, federal and international levels. As the electronic transmission, processing and storage of financial information regarding consumers continues to grow and develop, it is likely that more stringent consumer protection laws may impose additional burdens on companies involved in such transactions. Uncertainty and new laws and regulations, as well as the application of existing laws to e-commerce, could limit the Company’s ability to operate in its markets, expose the Company to compliance costs and substantial liability and result in costly and time-consuming litigation.
      The Federal Communications Commission (“FCC”) and state public service commissions may require Lightbridge to submit to traditional telecommunications carrier regulations for its GroupTalk on-demand, voice conferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against the Company, Lightbridge could be prohibited from providing the voice aspect of its voice conferencing service until it has obtained various federal and state licenses and filed tariffs.
      In addition, privacy legislation including the Gramm-Leach-Bliley Act (“GLBA”) and regulations thereunder affect the nature and extent of the products or services the Company is able to provide to clients across all segments as well as the Company’s ability to collect, monitor and disseminate information subject to privacy protection. Consumer legislation such as the Fair Credit Reporting Act (“FCRA”) and Equal Credit Opportunity Act (“ECOA”) and state laws also affect the nature and extent of the products or services the Company is able to provide to clients.

      The Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. (“NASD”) have also enacted regulations affecting corporate governance, securities disclosure or compliance practices. The Company expects these regulations to increase its compliance costs and to make some of its activities more time-consuming.
Proprietary Rights
      Lightbridge’s success across all segments is dependent upon proprietary technology. Lightbridge has traditionally relied on a combination of copyrights, patents, trade secrets and employee and third-party non-disclosure agreements to establish and protect its rights in its software products and proprietary technology. Lightbridge protects the source code versions of its products as trade secrets and as unpublished copyrighted works, and has internal policies and systems designed to limit access to and require the confidential treatment of its trade secrets. Lightbridge software is provided either on an outsourced basis or under license agreements that grant clients the right to use, but contain various provisions intended to protect Lightbridge’s ownership and confidentiality of the underlying copyrights and technology. Lightbridge requires its employees and other parties with access to its confidential information to execute agreements prohibiting unauthorized use or disclosure of Lightbridge’s technology. In addition, all of Lightbridge’s employees are required as a condition of employment to enter into confidentiality agreements with Lightbridge. Lightbridge also relies on the law of trademarks to establish and protect rights in its products, services and brand names.
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
      Although Lightbridge believes that its products and technology do not infringe on any existing proprietary rights of others, the Company expects to become a party to a pending lawsuit entitled Net MoneyIN, Inc. v. VeriSign, Inc., et al., involving intellectual property infringement claims against businesses providing electronic payment gateway services. The Company has also received notices alleging that certain of its products or services may infringe on another party’s intellectual property rights. There can be no assurance that third parties will not assert other infringement claims against Lightbridge in the future or that any asserted or future claims will not be successful. Lightbridge could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on Lightbridge’s business, financial condition, results of operations and cash flows. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block Lightbridge’s ability to make, use, sell, distribute or market its products and services in the United States or abroad. Such a judgment could have a material adverse effect on Lightbridge. In the event a claim relating to proprietary technology or information is asserted against Lightbridge, Lightbridge may seek licenses to such intellectual property. There can be no assurance, however, that such a license could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to Lightbridge. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of Lightbridge’s products and, therefore, could have a material adverse effect on Lightbridge.
Employees
      As of January 31, 2005, Lightbridge had a total of 789 employees, of which 727 were full-time and 62 were part-time or seasonal. The number of personnel employed by Lightbridge varies seasonally. None of Lightbridge’s employees are represented by a labor union, and Lightbridge believes that its employee relations are good.
      The future success of Lightbridge will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel can be strong, particularly for sales and marketing personnel, software developers and service consultants.
Additional Available Information
      Lightbridge’s principal Internet address is www.lightbridge.com. The Company’s web site provides a hyperlink to a third-party web site through which Lightbridge’s annual, quarterly and current reports, and amendments to those reports, are available free of charge. Lightbridge believes these reports are made available as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. The Company does not maintain or provide any information directly to the third-party web site, and does not check its accuracy. Copies of the Company’s SEC reports can also be obtained from the SEC’s web site at www.sec.gov.

Item 2.	Properties
      Lightbridge leases approximately 80,000 square feet in a single building in Burlington, Massachusetts for its corporate headquarters and its principal sales, consulting, marketing, operations and product development facility for its TDS business. This lease was executed and delivered in January, 2004, had a rent commencement date in June 2004 and expires in 2011. Under the terms of the lease, the Company was not required to pay rent during the construction period from January 2004 through May 2004 and the maximum amount of the landlord’s tenant improvement allowance was approximately $3.3 million. There is approximately 3,000 square feet under lease in the Company’s former Burlington, Massachusetts headquarters which expires in October 2005.
      The Company leases approximately 12,000 and 19,000 square feet with lease expiration dates in 2006 and 2009, respectively, in American Fork, Utah and Bellevue, Washington, respectively, for its Payment Processing operations. The Company’s Bellevue, Washington lease was executed in August 2004, and had a rent commencement date in September 2004. Under the terms of the lease, the Company was not obligated to pay rent during the construction period prior to the rent commencement date and the maximum amount of the landlord’s tenant improvement allowance was approximately $177,000. The Company also received abated rent for the first three months of the lease term.
      The Company leases approximately 10,000, 21,000 and 30,000 square feet with lease expiration dates in 2005, 2006 and 2008, respectively, for product development facilities in Fremont and Irvine, California and Broomfield, Colorado, respectively. The Company leases 32,000 and 29,000 square feet with lease expiration dates in 2005 and 2009, respectively, for call centers in Liverpool, Nova Scotia, Canada and Lynn, Massachusetts, respectively. The Company’s Nova Scotia lease was entered into in February 2004, and had a rent commencement date in May 2004. The Company was allowed access to the premises in Nova Scotia for a period of 90 days prior to May 2004 in order to make tenant improvements. The Company leases approximately 4,000 square feet in Waltham, Massachusetts for one of its three data centers. The terms of the

Company’s leases generally run from one to six years. From time to time, Lightbridge enters into short-term leases to provide space for international sales offices. Lightbridge believes that its present facilities are adequate for its current needs and that suitable additional space will be available as needed.

Item 3.	Legal Proceedings
      In a case pending in the United States District Court for the District of Arizona, a variety of defendants, including payment processing gateway providers and banks, are accused of infringing certain patents involving payment processing over computer networks. The case is captioned Net MoneyIN, Inc. v. VeriSign, Inc., et al., Case No. CIV 01-441 TUC RCC. The plaintiff alleges that numerous products or services infringe its patents, including the Authorize.Net Payment Gateway Service and eCheck.Net Service. Neither Lightbridge nor Authorize.Net is a party to the lawsuit, but Authorize.Net is indemnifying and defending defendants InfoSpace, Inc. and E-Commerce Exchange, Inc. as to services provided by Authorize.Net. Defendant Wells Fargo Bank, N.A. has also requested indemnification, including defense costs, from Authorize.Net based on certain contracts with Authorize.Net. Lightbridge anticipates that plaintiff may attempt to add Authorize.Net and/or Lightbridge as party defendants. The litigation is currently in the fact discovery phase, and no trial date has been set. The Company intends to defend any claims brought against it, Authorize.Net or third parties that it is contractually obligated to defend in connection with the lawsuit. While there can be no assurances as to the outcome of the lawsuit, an adverse outcome in the lawsuit could have a material effect on the Company’s financial condition, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders during the quarter ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Shares of the Company’s common stock, $.01 par value per share, are quoted on The NASDAQ Stock Market under the symbol “LTBG.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of the common stock on the National Market System, as reported in published financial sources:

	High	Low

2004
First Quarter	$9.06	$5.90
Second Quarter	$6.62	$5.16
Third Quarter	$5.54	$3.74
Fourth Quarter	$6.04	$4.44
2003
First Quarter	$6.82	$5.88
Second Quarter	$9.10	$6.40
Third Quarter	$10.79	$8.61
Fourth Quarter	$10.70	$8.21
      As of March 11, 2005, there were 179 holders of record of common stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but which does include each such brokerage house or clearing agency as one record holder).
      The Company has never declared or paid any cash dividends on its common stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and therefore does not expect to pay any cash dividends in the foreseeable future.
      The Company did not make any repurchases of its common stock during the fourth quarter of 2004.

Item 6.	Selected Financial Data
      The following selected financial data have been derived from the Company’s audited historical consolidated financial statements, certain of which are included elsewhere in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.
      The following selected financial data includes the results of operations, from the date of acquisition, of Authorize.Net Corporation, which the Company acquired on March 31, 2004. See Note 1 to the Company’s consolidated financial statements for further information concerning this acquisition.

	Years Ended Dec. 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$133,055	$119,978	$133,438	$176,616	$186,644
Cost of revenues	67,890	61,949	65,943	80,811	81,732

Gross profit	65,165	58,029	67,495	95,805	104,912

Operating expenses:
Engineering and development costs	29,000	28,426	29,269	32,259	29,256
Sales and marketing	22,541	14,239	13,270	20,460	22,159
General and administrative	15,987	14,143	18,170	19,517	17,955
Restructuring costs	4,346	5,079	3,616	4,000	—
Impairment of goodwill and other intangible assets	2,263	—	—	—	—
Purchased in-process research and development	679	—	1,618	—	—
Gain on sale of Fraud Centurion assets	(2,673)	—	—	—	—
Amortization of goodwill and acquired workforce	—	—	—	—	502
Merger related costs	—	—	—	5,999	—

Total operating expenses	72,143	61,887	65,943	82,235	69,872

Income (loss) from operations	(6,978)	(3,858)	1,552	13,570	35,040
Interest income	1,185	1,778	2,439	4,233	5,446
Equity in loss of partnership investment	—	(471)	(464)	—	—

Income (loss) before income taxes	(5,793)	(2,551)	3,527	17,803	40,486
Provision for (benefit from) income taxes	8,351	(1,102)	(103)	3,848	9,974

Net income (loss)	$(14,144)	$(1,449)	$3,630	$13,955	$30,512

Basic earnings (loss) per share	$(0.53)	$(0.05)	$0.13	$0.50	$1.12

Diluted earnings (loss) per share	$(0.53)	$(0.05)	$0.13	$0.48	$1.04

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$52,225	$133,488	$133,470	$118,570	$98,743
Working capital	$43,597	$137,684	$136,501	$127,129	$109,672
Total assets	$170,486	$177,836	$180,672	$188,882	$187,680
Long-term obligations, less current portion	$2,858	$33	$259	$667	$963
Stockholders’ equity	$136,928	$154,503	$159,641	$161,522	$144,986

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates.
      We have identified the policies below as critical to our business operations and the understanding of our results of operations.
      Revenue Recognition. Our revenue recognition policy is significant because revenue is a key component affecting our operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and bonuses. Certain judgments relating to the elements required for revenue recognition affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue, change in judgments concerning recognition of revenue, change in mix, amount of international sales or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter.
      Allowance for Doubtful Accounts. We must also make estimates of the collectibility of our accounts receivable. An increase in the allowance for doubtful accounts is recorded when the prospect of collecting a specific account receivable becomes doubtful. We analyze accounts receivable and historical bad debts, customer creditworthiness, current domestic and international economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if our estimates of uncollectibility prove to be inaccurate, additional allowances would be required.
      Income Taxes and Deferred Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. If we were to determine that it was more likely than not that we would be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to operations in the period that such determination was made.
      Restructuring Estimates. Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated commencement of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information.

      Goodwill and Acquired Intangible Assets. We recorded goodwill of $1.7 million and $57.6 million in connection with the acquisitions of Altawave, Inc. (“Altawave”) and Authorize.Net, respectively and we recorded other intangible assets of $23.3 million in connection with the acquisition of Authorize.Net. We are required to test such goodwill for impairment on at least an annual basis. We have adopted January 1st and March 31st as the dates of the annual impairment tests for Altawave and Authorize.Net, respectively. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. We will assess the impairment of goodwill on an annual basis or more frequently if other indicators of impairment arise.
Overview
      We develop, market and support a suite of products and services for merchants that sell products and services online and communications providers, including payment processing, customer acquisition and qualification, risk management, prepaid billing, instant teleconferencing, and authentication services.
      A majority of our revenues historically have been derived from clients located in the United States. Our revenues are derived from transaction services, consulting and maintenance services, software licensing and hardware.
      Our transaction service revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services, the activation of services for those subscribers and from the processing of payment transactions for merchants. We have expanded our telecommunications transactions offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers’ existing accounts, interfacing with carrier and third-party systems and providing call center services. We also offer transaction services to screen and authenticate the identity of users engaged in online transactions. Our transaction-based solutions provide multiple, remote, systems access for workflow management, along with centrally managed client-specified business policies, and links to client and third-party systems. Transaction services are provided through contracts with carriers and others, which specify the services to be utilized and the markets to be served. Our clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume and type of transactions, the number and type of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of transactions processed varies depending on seasonal and retail trends, the success of the carriers and others utilizing our services in attracting subscribers and the markets served by our clients. Transaction revenues are recognized in the period in which the services are performed.
      Transaction services revenues related to payment processing are derived from our credit card processing and eCheck processing services, and other services (collectively, “payment processing services”) gateway fees and set-up fees. Payment processing services revenue is based on a fee per transaction and is recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our payment processing services. Although these fees are generally paid to us at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. Commissions paid to outside sales partners are recorded in sales and marketing expense in our statements of operations.
      We also offer instant voice conferencing transaction services through our GroupTalk offering. No significant revenues have been recognized from our GroupTalk offering to date and the Instant Conferencing business segment is not expected to generate significant revenues in 2005.
      Our consulting revenues are derived principally from providing solution development and deployment services and business advisory consulting in the areas of customer acquisition and retention, authentication, prepay billing and risk management. The majority of consulting engagements are performed on a time and materials basis and revenues from these engagements are generally recognized as the services are performed. When we perform work under a fixed fee arrangement, revenues are generally recognized as services are performed. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement.
      Our software licensing revenues consist of revenues attributable to the licensing of our CAS Application Modules and PrePay billing software. The PrePay billing system allows carriers to market and manage prepaid wireless services to customers. Prepay is licensed as a packaged software product and each product generally requires incidental customization or integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined. Our hardware revenues historically have been derived in connection with sales of our PrePay and PhonePrint products. Revenue from hardware is recognized upon shipment, unless testing, integration or other services are required, in which case it is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software is deferred until the software revenue is recognized.
      In 2004, we determined that we would no longer actively market or sell our Retail Management System (RMS) product or our PhonePrint product. In October 2004, we completed the sale of certain assets related to our Fraud Centurion software product to Subex. As a result of these actions, we do not expect to recognize significant future revenues from these products.
      In 2003 and 2004, the rate of subscriber growth in the wireless telecommunications industry declined. We believe, based in part on reports of wireless telecommunications industry analysts, that the rate of subscriber growth will continue to slow in upcoming years. We also believe we may continue to experience changes in the combination of services acquired by clients and that competitive pricing pressures will continue to negatively affect transaction revenues in 2005. We do not expect significant growth in capital spending in the telecommunications industry in 2005. In order to add to our business, we are seeking to expand our reach in the e-commerce and payment processing business markets and to target industry sectors in the TDS business we do not currently serve.
      On February 22, 2002, we acquired all of the assets and certain of the liabilities of Altawave in exchange for the payment of $4.0 million in cash, plus up to an additional $6.0 million contingent on the achievement of certain revenue goals in 2002 and 2003. No contingent payments were required to be made in connection with the Altawave acquisition. The technology acquired from Altawave included solutions to offer wireless carriers a service platform for the development and management of data content and applications (“Mobile Data Manager”). Certain of Altawave’s technology was used to develop our GroupTalk product.
      In December 2003, we entered into an agreement to lease approximately 80,000 square feet in a single building in Burlington, Massachusetts for our new principal administrative, sales, consulting, operations marketing and product development facility for our TDS business. The lease was executed and delivered in January 2004. In February 2004, we announced the planned expansion of our call center operations to Liverpool, Nova Scotia, Canada. Our Nova Scotia facility became operational in the second quarter of 2004.
      On March 31, 2004, we acquired all of the outstanding stock of Authorize.Net from InfoSpace Inc., for $81.6 million in cash and incurred approximately $2.0 million in acquisition related transaction costs. Authorize.Net is a provider of payment solutions for online customer transactions. The Authorize.Net payment gateway provides credit card and electronic check solutions to companies that process orders for goods and services over the Internet. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments.
      On January 28, 2005, we closed our call center facility in Broomfield, Colorado. The Broomfield, Colorado call center facility had been supporting our TDS operating segment. The work being performed at the facility was transitioned to our other call center facilities. In conjunction with the closure, we expect to record a restructuring charge of approximately $0.9 million in the first quarter of 2005, primarily relating to facility closing costs and employee severance and termination benefits.

      We plan to close our Fremont, California facility, where our Instant Conferencing business is located, effective March 31, 2005. In connection with the closure, we expect to record a restructuring charge in the first quarter of 2005 of approximately $0.3 million primarily relating to employee severance and termination benefits. We expect to continue to provide the services for GroupTalk, our Instant Conferencing product, under our agreement with AOL.
Operating Segments
      As a result of our corporate reorganization efforts during 2004, we changed our previously reported operating segments effective in the fourth quarter of 2004. All prior period segment financial information has been restated to conform to the current presentation. Based upon the way financial information is provided to our chief operating decision maker, the Chief Executive Officer, for use in evaluating allocation of resources and assessing performance of the business, we now report our operations in four distinct operating segments: Payment Processing Services (Payment Processing), Telecom Decisioning Services (TDS), Intelligent Network Solutions (INS) and Instant Conferencing Services (Instant Conferencing).
      The Payment Processing segment offers a transaction processing system, under the Authorize.Net® brand, that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. The TDS segment provides customer qualification, risk assessment, fraud screening, consulting services and call center services to telecommunications and other companies. The INS segment provides wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers as well as postpaid charging functionality and telecom calling card services. The Instant Conferencing segment provides managed instant conferencing services through our GroupTalktm product. In 2005, we made the decision to no longer actively market or sell our GroupTalktm product. We expect to continue to provide the services for GroupTalk under our agreement with AOL. Within these four segments, performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments.
      We do not allocate certain corporate or centralized marketing and general and administrative expenses to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items. Asset information by operating segment is not reported to or reviewed by our Chief Executive Officer and therefore we have not disclosed asset information for each operating segment.
      The historical operating results associated with our RMS product, which we no longer actively market or sell, are included in our TDS segment. The historical operating results associated with our PhonePrint product, which we no longer actively market or sell, and our Fraud Centurion products, which we sold to Subex in 2004, are included in our INS segment. The historical operating results associated with our Mobile Data Manager product, which we no longer actively market or sell, are included in our Instant Conferencing segment.

Customer Concentration
      During fiscal 2004, three of our clients each accounted for more than 10% of our total revenues. In 2003 and 2002, four of our clients each accounted for more than 10% of our total revenues. Revenues from these clients, as a percentage of total revenues, were as follows:

	Years Ended Dec. 31,

	2004	2003	2002

Sprint	21%	28%	30%
AT&T	16	21	21
Ericsson	*	14	15
Nextel	11	12	11

Total	48%	75%	77%

*	— Represents less than 10% of total revenues in 2004.
      We expect that a significant portion of our revenues will continue to come from a relatively small number of telecommunications clients in 2005, although the companies that comprise our largest clients in any given quarter may vary. Customer concentration is likely to decline if our revenues from Payment Processing Services grow. Our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, acquisitions or as the result of the perceived quality or cost-effectiveness of our products or services. In November 2004, we announced that we expected that our future revenues from AT&T will decline significantly as a result of the acquisition of AT&T by Cingular Wireless LLC. As a result of the acquisition, AT&T’s customer activations will transition from our system to Cingular’s internal system and we do not expect that AT&T will be a significant customer in 2005. Our services agreements with Sprint and Nextel expire on December 31, 2006. On December 15, 2004, Sprint and Nextel announced that their respective Boards of Directors had approved a definitive agreement for a merger of the two companies. We are unable to predict the effect of the merger of Nextel and Sprint on our relationship with either customer including, without limitation the timing or extent of any reductions in applications processed or other services provided under our contracts with those customers. It is possible that Sprint or Nextel could elect not to renew their agreements, to reduce the volume of products and services they purchase from the Company or to request significant changes to the pricing or other terms in any renewal agreement. Additionally, a significant portion of our revenues from our PrePay billing system is generated through distribution agreements with Ericsson and Nortel Networks. A loss of one or more of these major clients, a decrease in orders by one or more of these clients or a change in the combination of products and services they obtain from us would adversely affect our revenues, margins and net income.

Results of Operations

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
      Revenues. Revenues and certain revenues comparisons for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2004	2003	Difference	Difference

	(Dollars in thousands)
Transaction services	$103,648	$80,552	$23,096	28.7%
Consulting and maintenance services	19,898	28,666	(8,768)	(30.6)
Software licensing and hardware	9,509	10,760	(1,251)	(11.6)

Total	$133,055	$119,978	$13,077	10.9%

      The increase in transaction services revenues was due primarily to the acquisition of Authorize.Net on March 31, 2004, which contributed $26.8 million of revenue for the period from April 1, 2004 to December 31, 2004. Authorize.Net’s revenues for the period from April 1, 2004 to December 31, 2004 have increased 25% compared to the same period in 2003, as reported by Authorize.Net’s former owner, InfoSpace, Inc. The increased revenues are the result of an increase in the number of merchant customers and increased volume of transactions processed. The increased revenue related to the acquisition of Authorize.Net was partially offset by a decline in transactions services revenues in our TDS segment. The decline in TDS transaction services revenues was a result of lower transaction fees charged to certain clients as a result of competitive pricing pressures and an unfavorable change in the mix of services provided despite a 4% increase in the volume of subscriber applications processed during 2004. TDS transaction services revenues in 2004 included approximately $0.5 million related to a settlement received as a result of the WorldCom, Inc. bankruptcy proceedings, for services provided to WorldCom, Inc. in 2002. We did not recognize revenue at the time the services were performed due to concerns regarding the collectibility of our fees.
      In the near term, we expect transaction services revenue from Authorize.Net to continue to increase. However, we expect transaction services revenue associated with our TDS segment to decline from the 2004 level as a result of Cingular Wireless LLC’s acquisition of AT&T and its decision to process all credit applications through Cingular’s internal system, and continued price pressures. We do not expect Cingular/ AT&T Wireless to contribute significant revenues in 2005. In 2004, $16.9 million in transaction services revenue was associated with AT&T. We expect TDS transaction services revenues to continue to reflect the industry’s rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). While we experienced growth in the number of applications processed in 2004 as compared to 2003, we believe that transaction revenues in future periods will continue to be impacted by changes in the demand for our transaction offerings, changes in the combination of services purchased by clients, carrier consolidation including the proposed merger of Sprint and Nextel, and competitive pricing pressures.
      The decrease in consulting and maintenance services revenues of $8.8 million for 2004 was principally due to a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS and PhonePrint products and the sale of our Fraud Centurion product. Consulting and maintenance services revenues associated with these products were $4.3 million lower in 2004 than in the preceding year. Additionally, maintenance revenues related to our PrePay software product suite declined $2.9 million in 2004 as compared with the prior year as a result of pricing pressures, but an increase in consulting revenues during the same period related to this product partially mitigated this impact. In our TDS segment, pricing pressures on maintenance services and a reduced level of consulting activity also contributed to the revenue decrease.
      We expect consulting and maintenance services revenue associated with our PrePay software product suite in 2005 to continue at a similar level as 2004. However, we expect our total consulting and maintenance services revenue in 2005 to decrease in comparison with the 2004 level, as we do not expect significant future revenues from our RMS or Fraud Centurion products. These products contributed $4.8 million in consulting and maintenance services revenues in 2004. In addition, we recorded $3.7 million in consulting and maintenance revenues associated with AT&T in 2004, and we do not expect significant revenues from this customer in future periods.
      The decline in software licensing and hardware revenues of $1.3 million in 2004 as compared to 2003 was due to our decision to no longer actively market sell or develop our RMS and PhonePrint products, which contributed $1.7 million less in revenue than in the previous year. In addition, while the total revenues associated with our PrePay product remained largely unchanged, revenue associated with new software licenses and subscriber growth license fees increased, and revenue associated with hardware sales decreased.
      We expect software licensing and hardware revenues in 2005 to be lower than those in 2004, as a result of the discontinued marketing of our RMS and PhonePrint products and the sale of our Fraud Centurion product. In 2004, we recorded software licensing and hardware revenue of $1.8 million associated with these products. We expect the level of capital spending by carriers to continue to affect the sales of our PrePay product in future quarters. Our PrePay software clients’ growth rates for net new subscribers continue to impact the level of our growth fee license revenue, and hardware revenues are largely a function of the number of PrePay software license sales and the number of subscribers each new system sold will support.
      Cost of Revenues and Gross Profit. Cost of revenues consists primarily of personnel costs, costs of resold third party hardware, software and services, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues for Authorize.Net, included in transaction services cost of revenues, consists of expenses associated with the delivery, maintenance and support of Authorize.Net’s products and services, including personnel costs, communication costs, such as high-bandwidth Internet access, server equipment depreciation, transactional processing fees, as well as customer care costs. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed, changes in the mix of transaction revenues between those from automated transaction processing and those from processing transactions through our TeleServices call centers, changes in pricing to certain clients and changes in the mix of total revenues among transaction services revenues, consulting and maintenance services revenues, and software licensing and hardware revenues.

      Cost of revenues, gross profit and certain comparisons for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2004	2003	Difference	Difference

	(Dollars in thousands)
Cost of revenues:
Transaction services	$54,831	$45,667	$9,164	20.1%
Consulting and maintenance services	9,930	12,741	(2,811)	(22.1)
Software licensing and hardware	3,129	3,541	(412)	(11.6)

Total cost of revenues	$67,890	$61,949	$5,941	9.6%

Gross profit:
Transaction services $	$48,817	$34,885	$13,932	39.9%
Transaction services %	47.1%	43.3%
Consulting and maintenance services $	$9,968	$15,925	$(5,957)	(37.4)%
Consulting and maintenance services %	50.1%	55.6%
Software licensing and hardware $	$6,380	$7,219	$(839)	(11.6)%
Software licensing and hardware %	67.1%	67.1%

Total gross profit $	$65,165	$58,029	$7,136	12.3%

Total gross profit %	49.0%	48.4%
      Transaction services cost of revenues increased by $9.2 million in 2004 from 2003. Costs of revenues associated with our Authorize.Net business were included in our results beginning in the second quarter of 2004 because of the acquisition of Authorize.Net on March 31, 2004. This change accounted for $7.2 million of the spending increase in 2004 from 2003. In our TDS business, spending increased in our call centers as a result of the addition of a significant new client in the second half of 2003. Generally, cost of revenue from automated transaction processing tends to be lower than costs of revenue from processing transactions through our TeleServices call centers. This increase was partially offset by reduced costs of maintaining systems and networks used in processing qualification and activation transactions. In addition, included in transaction cost of revenues for 2004 was a one-time benefit of approximately $0.2 million realized by us as part of the settlement of the WorldCom, Inc. bankruptcy, related to the release from liability for certain telecommunications services which we received from WorldCom, Inc. Transaction services gross profit and gross profit percentage increased primarily as a result of the acquisition of Authorize.Net on March 31, 2004. Authorize.Net contributed $19.6 million to the 2004 transaction services gross profit amount. This was partially offset by a decrease in the 2004 transaction services gross profit related to our TDS segment. Authorize.Net generates a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage in 2004 in comparison to 2003.
      Consulting and maintenance services cost of revenues decreased by $2.8 million in 2004. This decrease was attributable to a reduction in headcount associated with the June 2003, January 2004 and September 2004 restructurings, reduced use of contract labor primarily for consulting related to our RMS product, and the sale of our Fraud Centurion product to Subex. Consulting and maintenance services gross profit and gross profit percentage decreased in 2004 due to lower revenues related to our RMS, Fraud Centurion and PhonePrint products, as well as competitive pricing pressures.
      Software licensing and hardware cost of revenues decreased slightly by $0.4 million in 2004 in comparison with 2003. This decrease was primarily attributable to the mix of software products licensed during 2004 as compared to the prior year. The 2004 software licensing and hardware cost of revenue is more reflective of average historical and expected future software licensing and hardware cost of revenues than the cost in 2003. Software licensing and hardware gross profit decreased in 2004 in absolute dollars as a result of lower revenues, but gross profit percentage remained consistent with 2003. The gross profit percentage earned can vary significantly based on discounts given on individual transactions and the mix of software and hardware revenues.
      We expect that fluctuations in gross profit may occur in future periods primarily because of a change in the mix of revenue generated from our three revenue components, and also because of competitive pricing pressures.
      Operating Expenses. Operating expenses and certain operating expense comparisons for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2004	2003	Difference	Difference

	(Dollars in thousands)
Engineering and development	$29,000	$28,426	$574	2.0%
Sales and marketing	22,541	14,239	8,302	58.3
General and administrative	15,987	14,143	1,844	13.0
Restructuring	4,346	5,079	(733)	(14.4)
Impairment of goodwill	1,664	—	1,664	—
Impairment of other intangible assets	599	—	599	—
Purchased in-process research and development	679	—	679	—
Gain on sale of Fraud Centurion assets	(2,673)	—	(2,673)	—

Total	$72,143	$61,887	$10,256	16.6%

      Engineering and Development. Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The $0.6 million increase in engineering and development expenses for 2004 as compared with 2003 was primarily due to the addition of Authorize.Net, the expenses from which are included in our results beginning on April 1, 2004. Authorize.Net represented $3.2 million of engineering and development expenses in the 2004 year’s results. This increase was largely offset by cost savings associated with the June 2003, September 2004 and October 2004 restructurings, our decision to cease new development and enhancement of our RMS software product, and our sale of the Fraud Centurion product to Subex. Engineering and development expenses as a percentage of total revenues decreased for 2004 as a result of increased revenues.
      We expect engineering and development expenses for the quarter ending March 31, 2005 to be slightly higher than in the previous quarter as a result of an increased level of funded development activity associated with our PrePay software product.
      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. For Authorize.Net, sales and marketing expenses also include commissions paid to outside sales partners. The increase in sales and marketing expenses in 2004, in absolute dollars and as a percentage of revenue, was due to the addition of Authorize.Net and the related sales partner commissions included in sales and marketing expense. Authorize.Net represented $10.1 million of sales and marketing expenses in the 2004 results. This increase was partially offset by reductions in marketing costs for the other portions of our business as a result of reduced marketing headcount and program spending as compared with 2003.
      We expect that sales and marketing expenses in the first quarter of 2005 will remain consistent with the fourth quarter of 2004. In future quarters, we expect sales and marketing expenses to increase with growth in Authorize.Net’s revenues as a result of sales partner commissions associated with these revenues.

      General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. The increase in general and administrative costs in 2004 was primarily due to the inclusion of Authorize.Net expenditures beginning on April 1, 2004. Authorize.Net represented approximately $2.6 million of general and administrative expenses in 2004. In addition, during 2004, we incurred approximately $0.9 million in separation costs associated with the resignation our former President and Chief Executive Officer in August 2004. We also incurred increased general and administrative expense as a result of increased regulatory and compliance requirements. These increases were offset by a one-time benefit in 2004 of approximately $1.0 million related to the release from liability of amounts that had been reserved for potential claims against us related to the WorldCom, Inc. bankruptcy proceedings, by savings associated with the January 2004 and September 2004 restructuring activity, and by reductions in program spending.
      We expect general and administrative expenses in the quarter ending March 31, 2005 to continue to be greater than the corresponding quarter of 2004 primarily due to the inclusion of Authorize.Net’s general and administrative expenses and increased regulatory and compliance costs.
      Restructuring. A discussion of restructuring charges recorded during 2004 and 2003 is contained in the separate “Restructurings” section below.
      Impairment of Intangible Assets. On January 1, 2005, we performed the annual impairment test for the goodwill balance of approximately $1.7 million related to our acquisition of Altawave in 2002. We used the discounted cash flow methodology to determine the fair value of the reporting unit related to these intangible assets. The discounted cash flow methodology is based upon converting expected cash flows to present value. Our assumptions and methodology in determining the fair value of the reporting unit were reviewed by an independent appraiser. A comparison of the resulting fair value of the reporting unit to its carrying amount, including goodwill, indicated that the goodwill and remaining other intangible assets of approximately $0.6 million were fully impaired. As a result, a goodwill impairment charge of approximately $1.7 million and an other intangible asset impairment charge of approximately $0.6 million were recorded in our Consolidated Statement of Operations in 2004.
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
      We completed the development of the FT in May 2004 having spent approximately $129,000 on the project after the acquisition. Total cost to complete the CPS project after acquisition is estimated to be approximately $650,000. The CPS project is expected to be completed by September 2005. If the development of the technology is not completed on schedule, the potential consequences to us may include increased development costs and increased competition from other companies that have competitive products in the market.
      Gain on Sale of Fraud Centurion Assets. On October 1, 2004, we closed the sale of our Fraud Centurion products pursuant to an agreement with India-based Subex. We received net cash proceeds of $2.4 million as a result of the sale. As part of this transaction, we sold equipment with a net book value of approximately $0.2 million to Subex and assigned the customer maintenance contracts to Subex. The liabilities for deferred revenue related to these contracts as of the closing date totaled $0.5 million. We recorded a gain of approximately $2.7 million in the fourth quarter of 2004 related to this transaction.
      Interest Income. Interest income consists of earnings on our cash and short-term investment balances. Interest income decreased to $1.2 million in 2004 from $1.8 million in 2003. This decrease was primarily due to a decline in our cash and short-term investments balance as a result of the payment of the purchase price for the acquisition of Authorize.Net.
      Equity in Loss of Partnership Investment. In June 2001, we committed to invest up to $5.0 million in a limited partnership that invested in businesses within the wireless industry. We used the equity method of accounting for this limited partnership investment. In July 2003, the partners agreed to dissolve the partnership. Accordingly, future commitments were eliminated, and the remaining $0.5 million investment was written off in the quarter ended June 30, 2003.
      Provision for (Benefit from) Income Taxes. We recorded deferred tax expense of approximately $7.8 million in 2004, resulting from a full valuation allowance being recorded against our deferred tax assets. Our effective tax rate was (144)% and 42% for 2004 and 2003, respectively. The 2004 tax provision reflects current tax expense of approximately $0.6 million, consisting primarily of foreign tax expenses of $1.6 million, partially offset by current federal and state tax benefits.
      In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
      After considering all available evidence, both positive and negative, regarding the ability to realize our deferred tax assets, we concluded that an increase to the valuation allowance for our deferred tax assets was required. In November 2004, we announced that we expected our future revenue from AT&T to decline significantly. This announcement had a considerable impact on our conclusion regarding the realizability of our deferred tax assets. Accordingly, based on our best estimate, we recorded a non-cash charge of $7.8 million in 2004 to increase the valuation allowance for our deferred tax assets. If circumstances change such that the realization of our deferred tax assets is concluded to be more likely than not, we will record future income tax benefits at the time that such determination is made.

      Results by Operating Segment. Certain operating results and comparisons by operating segment for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2004	2003	Difference	Difference

	(Dollars in thousands)
Revenues:
TDS	$88,297	$99,023	$(10,726)	(10.8)%
Payment Processing	26,836	—	26,836	—
INS	17,540	20,955	(3,415)	(16.3)
Instant Conferencing	382	—	382	—

Total	$133,055	$119,978	$13,077	10.9%

Gross Profit (Loss):
TDS $	$37,020	$46,399	$(9,379)	(20.2)%
TDS %	41.9%	46.9%
Payment Processing $	$19,580	$—	$19,580	—%
Payment Processing %	73.0%	—%
INS $	$8,790	$11,630	$(2,840)	(24.4)%
INS %	50.1%	55.5%
Instant Conferencing $	$(225)	$—	$(225)	—%
Instant Conferencing %	(58.9)%	—%

Total gross profit $	$65,165	$58,029	$7,136	12.3%

Total gross profit %	49.0%	48.4%

Operating Income (Loss):
TDS	$16,188	$22,025	$(5,837)	(26.5)%
Payment Processing	3,560	—	3,560	—
INS	(4,014)	(2,541)	(1,473)	(58.0)
Instant Conferencing	(4,309)	(3,536)	(773)	(21.9)

Total segment operating income	$11,425	$15,948	$(4,523)	(28.4)%

Reconciling items(1)	(18,403)	(19,806)
Total operating loss	$(6,978)	$(3,858)

(1)	— Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.

Revenues by Operating Segment
      TDS. The decline in TDS revenues was a result of lower transaction fees charged to certain clients as a result of competitive pricing pressures, a decrease in the level of consulting activity, and an unfavorable change in the mix of services provided despite a 4% increase in the volume of subscriber applications processed during 2004. TDS transaction services revenues for the quarter ended September 30, 2004 included approximately $0.5 million related to a settlement received, as a result of the WorldCom, Inc. bankruptcy proceedings, for services provided to WorldCom, Inc. in 2002. We did not recognize revenue at the time the services were performed because of concerns regarding the collectibility of our fees.

      Payment Processing. Lightbridge began recording Payment Processing revenues as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. Authorize.Net’s revenues for the period from April 1, 2004 to December 31, 2004 have increased 25% compared to the same period in 2003, as reported by Authorize.Net’s former owner, InfoSpace, Inc. The increased revenues are the result of an increase in the number of merchant customers and increased volume of transactions processed.
      INS. Revenues decreased by $3.4 million in 2004 as compared with 2003 as a result of the sale of our Fraud Centurion products pursuant to an agreement with India-based Subex on October 1, 2004 and as a result of pricing pressures on maintenance fees related to our PrePay products.
      Instant Conferencing. In 2004, we recorded revenues of $0.4 million related to a contract for our Mobile Data Manager product. No future revenues from the Mobile Data Manager product are expected. In 2004, we did not record any revenues from our GroupTalk product.

Gross Profit (Loss) by Operating Segment
      TDS. The decline in TDS gross profit was a result of lower transaction fees charged to certain clients as a result of competitive pricing pressures, a decrease in the level of consulting activity, and an unfavorable change in the mix of services provided despite a 4% increase in the volume of subscriber applications processed during 2004, partially offset by spending reductions associated with reduced depreciation expense in our data center operations and with our September 2004 restructuring activities.
      Payment Processing. Lightbridge began recording Payment Processing results as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. We expect gross profit generated by our Payment Processing Segment to represent a larger portion of our total gross profit in 2005 as compared with 2004.
      INS. The reduction in INS gross profit is largely the result of pricing pressures on maintenance fees associated with our PrePay product line.
      Instant Conferencing. The decline in Instant Conferencing gross profit reflects spending to support our relationship with AOL, which began using the product in the second quarter of 2004.

Operating Income (Loss) by Operating Segment.
      TDS. The decline in TDS operating income reflects the impact of reduced revenues, partially offset by spending reductions resulting from our January 2004 and September 2004 restructuring activities. In addition, 2004 results include a one-time benefit of approximately $1.0 million related to the release from liability of amounts that had been reserved for potential claims against us related to the WorldCom, Inc. bankruptcy proceedings.
      Payment Processing. We began recording Payment Processing results as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. We expect the operating income generated by our Payment Processing Segment to become a larger portion of our total segment operating income in 2005 as compared with 2004.
      INS. The increase in INS operating loss in 2004 is largely the result of reduced revenues, partially offset by savings associated with our 2003 and 2004 restructuring initiatives.
      Instant Conferencing. The increase in Instant Conferencing operating loss reflects increased spending to support our relationship with AOL, which began using the product in the second quarter of 2004. We expect the operating loss in our Instant Conferencing segment to decrease in 2005 as compared with 2004 as a result of restructuring initiatives undertaken in 2004 and the first quarter of 2005.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002
      Revenues. Revenues and certain revenue comparisons for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2003	2002	Difference	Difference

	(Dollars in thousands)
Transaction services	$80,552	$88,376	$(7,824)	(8.9)%
Consulting and maintenance services	28,666	32,491	(3,825)	(11.8)
Software licensing and hardware	10,760	12,571	(1,811)	(14.4)

Total	$119,978	$133,438	$(13,460)	(10.1)%

      The decrease in transaction services revenues of $7.8 million was due to slower subscriber growth experienced by our clients, resulting in a reduction in transaction volume, and to clients selecting fewer transaction products and services. Our transaction services revenues also declined as a result of reduced call volume and a change in the combination of services provided by our TeleServices call centers. In addition, in the first quarter of 2002, transaction revenues included approximately $2.7 million in revenues from services provided to WorldCom, Inc. (“WorldCom”). In the second quarter of 2002, we provided approximately $2.0 million of transaction services to WorldCom, and did not record any related revenue because of doubts about collectibility stemming from WorldCom’s financial difficulties. No services were provided to WorldCom in 2003.
      The decrease in consulting and maintenance services revenues of $3.8 million for the year ended December 31, 2003 was principally due to a decline in software sales that affected the integration, deployment, optimization and maintenance services associated with software sales as well as a decline in other consulting projects.
      The decrease in software licensing and hardware revenues was due to fewer software contracts recorded in 2003 as a result of the capital spending decline in the telecommunications industry. This decline was partially offset by a slight increase in hardware revenues of $0.4 million.
      Cost of Revenues and Gross Profit. Cost of revenues and certain cost of revenues comparisons for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2003	2002	Difference	Difference

	(Dollars in thousands)
Cost of revenues:
Transaction services	$45,667	$49,194	$(3,527)	(7.2)%
Consulting and maintenance services	12,741	13,663	(922)	(6.7)
Software licensing and hardware	3,541	3,086	455	14.7

Total cost of revenues	$61,949	$65,943	$(3,994)	(6.1)%

Gross profit:
Transaction services $	$34,885	$39,182	$(4,297)	(11.0)%
Transaction services %	43.3%	44.3%
Consulting and maintenance services $	$15,925	$18,828	$(2,903)	(15.4)%
Consulting and maintenance services %	55.6%	57.9%
Software licensing and hardware $	$7,219	$9,485	$(2,266)	(23.9)%
Software licensing and hardware %	67.1%	75.5%

Total gross profit $	$58,029	$67,495	$(9,466)	(14.0)%

Total gross profit %	48.4%	50.6%

      Transaction services cost of revenues decreased in 2003 from the prior year principally because of lower transaction revenues as a result of a lower volume of transactions processed through our TeleServices call centers and a decrease in costs attributable to our staff reductions. Transaction services cost of revenues was also affected by a shift in the combination of services acquired by clients during the year ended December 31, 2003. The decrease in transaction services gross profit percentage was due to a change in the combination of services acquired by clients in the year ended December 31, 2003, as well as the level of our fixed costs which resulted in lower gross profit percentage as revenues declined. Certain of these fixed costs were eliminated or reduced as a result of our restructurings in 2002 and 2003.
      Consulting and maintenance services cost of revenues decreased in 2003 from the prior year and gross profit percentage decreased slightly in 2003. The decrease in consulting and maintenance services cost of revenue was attributable to a decrease in consulting projects and revenue as well as a reduction in headcount associated with the June 2002 restructuring.
      Software licensing and hardware cost of revenues increased in 2003 compared to 2002. The decrease in software licensing and hardware gross profit percentage was attributable to the type of software products licensed during 2003 and as a result of lower software licensing revenue levels.
      Operating Expenses. Operating expenses and certain operating expense comparisons for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2003	2002	Difference	Difference

	(Dollars in thousands)
Engineering and development	$28,426	$29,269	$(843)	(2.9)%
Sales and marketing	14,239	13,270	969	7.3
General and administrative	14,143	18,170	(4,027)	(22.2)
Restructuring	5,079	3,616	1,463	40.5
Purchased in-process research and development	—	1,618	(1,618)	(100.0)

Total	$61,887	$65,943	$(4,056)	(6.2)%

      Engineering and Development. The decrease in engineering and development expenses in 2003 was primarily due to cost savings associated with the June 2002 and 2003 restructurings. Development expenses as a percentage of total revenues increased in 2003 as a result of lower revenue levels.
      Sales and Marketing. The increase in sales and marketing expenses in 2003 was primarily due to the expansion of our business development organization and costs associated with our strategic partnerships and key initiatives.
      General and Administrative. The decrease in general and administrative costs in 2003 was primarily due to a decrease in headcount associated with the June 2002 and June 2003 restructurings and our efforts to limit spending.
      Restructuring. A discussion of restructuring charges recorded during 2003 and 2002 is set forth in the separate “Restructurings” section below.
      In-Process Research and Development (“IPR&D”). In connection with the Altawave acquisition, we recorded a $1.6 million charge during the first quarter of 2002 for several IPR&D projects. The technology acquired from Altawave includes solutions that offer wireless carriers and enterprises a service platform for the development and management of data content and applications. The complexity of the technology lies in its comprehensive, secure and scalable characteristics. The research projects in process at the date of acquisition related to the development of the Lightbridge Mobile Data Manager (“MDM”) suite of products consisting of MDM Server, MDM Administration, MDM Altalinks and MDM Provisioner, as well as the Consumer Group Applications (“CGA”). Development of the technology was started in 2000.

      The value of the projects was determined by an independent appraiser using the income approach. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of estimated total research and development expenses to bring the projects to technological feasibility. At the acquisition date, we estimated that the MDM suite and CGA were approximately 70% and 32% complete, respectively, with fair values of approximately $1.0 million and $0.6 million, respectively. The discount rate used for the fair value calculation was 37% for the MDM suite and 40% for CGA. At the date of acquisition, development of the technology involved risks to us including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology. We completed the development of the MDM suite in the quarter ended September 30, 2002 and the CGA project in the quarter ended September 30, 2003 having spent approximately $150,000 and $300,000, respectively, on the projects after the acquisition.
      Interest Income. Interest income decreased by 27.1% to $1.8 million in the year ended December 31, 2003 from $2.4 million in the prior year. This decrease was primarily due to a decline in interest rates.
      Equity in Loss of Partnership Investment. In June 2001, we committed to invest up to $5.0 million in a limited partnership that invested in businesses within the wireless industry. We used the equity method of accounting for this limited partnership investment. For the year ended December 31, 2002, our proportionate share of the loss of the limited partnership was $0.5 million. In July 2003, the partners agreed to dissolve the partnership. Accordingly, future commitments were eliminated, and the remaining $0.5 million investment was written off in the quarter ended June 30, 2003.
      Provision for (Benefit from) Income Taxes. Our effective tax rate was 43.2% and (2.9)% for the years ended December 31, 2003 and 2002, respectively. The 2003 tax provision reflects a benefit of $1.1 million, which was based upon the annual effective tax rate of 33.0%, as well as a $0.3 million tax benefit from prior years’ research and development tax credits. As of December 31, 2003, we had approximately $11.7 million in loss carryforwards, principally the result of various acquisitions, and $8.3 million of other deferred tax assets, against which a valuation reserve of approximately $12.1 million had been provided. Net deferred tax assets were approximately $7.8 million at December 31, 2003. We recorded a net benefit from income taxes in 2003 due primarily to the net loss before income taxes and the impact of a refund of prior years’ research and development tax credits.

      Results by Operating Segment. Certain operating results and comparisons by operating segment for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2003	2002	Difference	Difference

	(Dollars in thousands)
Revenues:
TDS	$99,023	$107,121	$(8,098)	(7.6)%
INS	20,955	26,045	(5,090)	(19.5)
Instant Conferencing	—	272	(272)	(100.0)

Total	$119,978	$133,438	$(13,460)	(10.1)%

Gross Profit (Loss):
TDS $	$46,399	$51,251	$(4,852)	(9.5)%
TDS %	46.9%	47.8%
INS $	$11,630	$15,972	$(4,342)	(27.2)%
INS %	55.5%	61.3%
Instant Conferencing $	$—	$272	$(272)	(100.0)%
Instant Conferencing %	—%	100.0%

Total gross profit $	$58,029	$67,495	$(9,466)	(14.0)%

Total gross profit %	48.4%	50.6%

Operating Income (Loss):
TDS	$22,025	$25,749	$(3,724)	(14.5)%
INS	(2,541)	(1,986)	(555)	(27.9)
Instant Conferencing	(3,536)	(4,711)	1,175	24.9

Total segment operating income	$15,948	$19,052	$(4,056)	(6.2)%

Reconciling items(1)	(19,806)	(17,500)
Total operating income (loss)	$(3,858)	$1,552

(1)	— Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.

Revenues by Operating Segment
      TDS. The decrease in TDS revenues of $8.1 million was due to slower subscriber growth experienced by our clients, resulting in a reduction in transaction volume, and to clients selecting fewer transaction products and services. Our TDS revenues also declined as a result of reduced call volume and a change in the combination of services provided by our TeleServices call centers. In addition, in the first quarter of 2002, TDS revenues include approximately $2.7 million in revenues from services provided to WorldCom. In the second quarter of 2002, we provided approximately $2.0 million of transaction services to WorldCom, and did not record any related revenue due to doubts about collectibility stemming from WorldCom’s financial difficulties. No services were provided to WorldCom in 2003.
      INS. INS segment revenues declined by $5.1 million in 2003 as compared to 2002 because of fewer software and hardware sales that affected the integration, deployment, optimization and maintenance services associated with our software sales, as well as a decline in other consulting services. The lower software sales were primarily a result of reduced capital spending in the telecommunications industry in 2003.

      Instant Conferencing. Our Instant Conferencing segment did not produce any revenues in 2003 as compared to $272,000 of revenues in 2002. The 2002 revenues from this segment were related to sales of our Mobile Data Manager product, which we no longer actively market or sell.

Gross Profit (Loss) by Operating Segment
      TDS. Gross profit for our TDS segment in 2003 decreased by $4.9 million in comparison to 2002 as a result of reduced revenue for this segment. Gross profit as a percentage of segment revenues decreased slightly in 2003 as a result of a change in the combination of services acquired by clients in the year ended December 31, 2003, as well as the level of our fixed costs which resulted in lower gross profit margins as revenues declined.
      INS. Gross profit for our INS segment decreased by $4.3 million in 2003 as compared to 2002 as a result of lower revenues in this segment. Gross profit as a percentage of INS segment revenues decreased to 55.5% in 2003 from 61.3% in 2002 due to a lower percentage of segment revenues being generated from higher margin software sales than in 2002.
      Instant Conferencing. Our Instant Conferencing segment gross profit declined in 2003 in comparison with 2002 as a result of the decline in revenues for this segment.

Operating Income (Loss) by Operating Segment
      TDS. Operating income in our TDS segment decreased by $3.7 million to $22.0 million in 2003 from $25.7 million in 2002. The decline in operating income was a result of decreased revenues, partially offset by reduced operating expenses resulting from our restructuring initiatives in 2003 and 2002 and our efforts to limit spending.
      INS. Operating loss in our INS segment increased to $(2.5) million in 2003 from $(2.0) million in 2002 as a result of reduced revenues for this segment and lower gross margin percentages earned on those revenues. These effects were partially offset by lower operating expenses in our INS segment as a result of our restructuring initiatives in 2003 and 2002 and our efforts to limit spending.
      Instant Conferencing. Operating loss in our Instant Conferencing segment decreased to $(3.5) million in 2003 from $(4.7) million in 2002 due to reduced operating expenses resulting from our restructuring initiatives in 2003 and 2002.
Liquidity and Capital Resources
      As of December 31, 2004, we had cash and cash equivalents and short-term investments of $52.2 million, which included $5.6 million of cash due to merchants related to our payment processing business. Our working capital decreased to $43.6 million at December 31, 2004 from $137.7 million at December 31, 2003 as a result of our acquisition of Authorize.Net in March 2004. We believe that our current cash balances will be sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, cash requirements associated with acquisitions, investments and capital expenditures, and the profitability of our operations.
      Accounts receivable as of December 31, 2004 decreased by $2.9 million from December 31, 2003 primarily due to reduced revenues in transactions, excluding Authorize.Net, consulting and service revenues. As a result, accounts receivable days outstanding for the year ended December 31, 2004 decreased to 52 days as compared to 60 days and 48 days for the years ended December 31, 2003 and 2002, respectively, due to faster collections from the Authorize.Net business.
      For the year ended December 31, 2004, we generated cash flows from operating activities of $12.1 million and used $38.7 million and $3.3 million in investing and financing activities, respectively. Included in cash flow from operations was $3.3 million of cash received as tenant improvement allowance in 2004. Included in investing activities was $77.5 million spent on the acquisition of Authorize.Net, net of assets acquired.

      Our capital expenditures for the years ended December 31, 2004 and 2003 were $14.8 million and $4.9 million, respectively. The capital expenditures during these periods consisted primarily of the relocation of our headquarters in June 2004 and the expansion of our call center operations to Liverpool, Nova Scotia, Canada as well as purchases of fixed assets for our operations infrastructure, and computer equipment for development activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through November 2011.
      On October 4, 2001, we announced that our board of directors authorized the repurchase of up to 2 million shares of our common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001, depending on market conditions. On April 23, 2003, the board approved an expansion of the plan to authorize us to purchase up to 4 million shares of our common stock at an aggregate price of up to $40 million through September 26, 2005. As of December 31, 2004, we had purchased approximately 2.5 million shares at a total cost of approximately $17.9 million since the inception of its repurchase program. For the year ended December 31, 2004, we used $3.8 million for the repurchase of our common stock under our stock repurchase program. We may continue to repurchase shares during 2005 based on prevailing market prices and other financial considerations, and subject to the requirements of the repurchase program and applicable laws.
      On January 14, 2003, we had an outstanding letter of credit in the amount of $1.0 million, which expired in May 2004. On January 7, 2004, we entered into another $1.0 million letter of credit, which was scheduled to expire in January 2005. This letter of credit was renewed in the amount of $1.6 million and extends through January 2006. In January 2005, we restricted $1.6 million of cash as collateral for the renewed letter of credit.
      On January 14, 2003, we entered into a foreign exchange agreement, effective April 2003, with a bank for the purchase of one currency in exchange for the sale of another currency. This agreement expired on January 24, 2005. There were no transactions under this agreement.
      Our primary contractual obligations and commercial commitments are under our operating leases and letters of credit. Our future minimum payments due under operating leases, including facilities affected by restructurings and our new headquarters lease, and the amount of our commitment per period under annually renewable letters of credit required as security under the leases for our current and new headquarters are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(Dollars in thousands)
Operating leases	$20,065	$4,840	$6,833	$4,866	$3,526
Letters of credit	$1,600	$1,600	$1,600	—	—
      We provide certain warranties and related indemnities in our client contracts. These warranties may include warranties that the transactions processed on a client’s behalf have been processed in accordance with the contract, that products delivered or services rendered meet designated specifications or service levels, and that certain applicable laws and regulations are complied with in the performance of services for or provision of products to a client. We maintain errors and omissions insurance that may provide coverage for certain warranty and indemnity claims. However, such insurance might cease to be available to us on commercially reasonable terms or at all.
      We generally undertake to defend and indemnify the indemnified party for damages and expenses or settlement amounts arising from certain patent, copyright or other intellectual property infringement claims by any third party with respect to our products. Some agreements provide for indemnification for claims relating to property damage or personal injury resulting from the performance of services or provision of products by us, breaches of contract by us or the failure by us to comply with applicable laws in the performance of services or provision of products by us to its clients. Historically, our costs to defend lawsuits, or settle or pay claims relating to such indemnification provisions, have not been material. Accordingly, the estimated fair value of these indemnification provisions is not material.

Off-Balance Sheet Arrangements
      We had no off-balance sheet arrangements other than operating lease obligations during the year ended December 31, 2004, and we were not a party to any material transactions involving related persons or entities (other than employment, separation and other compensation agreements with certain executives) during 2004. Future annual minimum rental lease payments are detailed in Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Restructurings
      In December 2004, we announced a restructuring of our business in order to lower overall expenses to better align them with future revenue expectations. This action followed our announcement of an anticipated revenue reduction as a result of the acquisition of AT&T by Cingular Wireless LLC. This restructuring resulted in the termination of 38 employees in our corporate offices in Burlington, Massachusetts as follows: 16 in product and service delivery, 11 in engineering and development, 10 in sales and marketing and 1 in general and administrative. We recorded a restructuring charge of approximately $1.4 million relating to employee severance and termination benefits during the three months ended December 31, 2004. Additionally, subsequent to our acquisition of Authorize.net we relocated its offices in Bellevue, Washington and the remaining rent paid on the vacated space of $178,000 was included in the restructuring charge during the fourth quarter of 2004. We anticipate that all costs related to this restructuring will be paid by the end of 2005.
      The following summarizes the changes to the December 2004 restructuring reserve since it was accrued:

	Balance at			Balance at
	December 31,			December 31,
	2003	Accrued	Utilized	2004

	(In thousands)
Employee severance and termination benefits	$—	$1,410	$46	$1,364
Facility closing and related costs	—	178	178	—

Total	$—	$1,588	$224	$1,364

      In October 2004, we announced a restructuring of our business in accordance with the sale of Fraud Centurion product suite to Subex. This action, a continuation of our emphasis on expense management, resulted in the termination of nine employees in our Broomfield, Colorado location as follows: two in product and service delivery and seven in engineering and development. We recorded a restructuring charge of approximately $172,000 relating to employee severance and termination benefits during the three months ended December 31, 2004. We anticipate that all costs related to this restructuring will be paid by the end of 2005.
      The following summarizes the changes to the October 2004 restructuring reserve since it was accrued:

	Balance at			Balance at
	December 31,			December 31,
	2003	Accrued	Utilized	2004

	(In thousands)
Employee severance and termination benefits	$—	$172	$147	$25

      In September 2004, we announced a restructuring of our business in order to lower overall expenses to better align them with future revenue expectations. This action, a continuation of our emphasis on expense management, resulted in the termination of 64 employees and 2 contractors in our corporate offices in Burlington, Massachusetts and our Broomfield, Colorado location as follows: 12 in product and service delivery, 16 in engineering and development, 25 in sales and marketing and 13 in general and administrative. We recorded a restructuring charge of approximately $2.1 million relating to employee severance and termination benefits during the three months ended September 30, 2004. We anticipate that all costs related to this restructuring will be paid by the end of 2005.

      The following summarizes the changes to the September 2004 restructuring reserve since it was accrued:

	Balance at			Balance at
	December 31,			December 31,
	2003	Accrued	Utilized	2004

	(In thousands)
Employee severance and termination benefits	$—	$2,090	$1,255	$835

      In January 2004, we announced a reorganization of our internal business operations. This action, a continuation of our emphasis on expense management, resulted in the termination of ten individuals in our corporate office in Burlington, Massachusetts. We recorded a restructuring charge of approximately $0.5 million relating to employee severance and termination benefits during the three months ended March 31, 2004. We anticipate that all costs related to this restructuring will be paid by the end of 2005.
      The following summarizes the changes to the January 2004 restructuring reserves since it was accrued:

	Balance at			Balance at
	December 31,			December 31,
	2003	Accrued	Utilized	2004

		(In thousands)
Employee severance and termination benefits	$—	$488	$483	$5

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
      The following summarizes the changes to the June 2003 restructuring reserves for the year ended December 31, 2004:

	Balance at			Balance at
	December 31,			December 31,
	2003	Accrued	Utilized	2004

	(In thousands)
Employee severance and termination benefits	$253	$(93)	$160	$—
Facility closing and related costs	1,396	137	665	868

Total	$1,649	$44	$825	$868

      In March 2003, we announced that we would be streamlining our existing Broomfield, Colorado call center operations into our Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, we recorded a restructuring charge of approximately $0.1 million for workforce reductions. In the quarter ended June 30, 2003, we recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs. The capital equipment write-offs and all of the severance costs related to this restructuring were incurred by the end of 2003, and we anticipate that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of the first quarter of 2005.

      The following summarizes the changes to the March 2003 restructuring reserves for the year ended December 31, 2004:

	Balance at			Balance at
	December 31,			December 31,
	2003	Accrued	Utilized	2004

	(In thousands)
Facility closing and related costs	$363	$(36)	$324	$3

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
      The following summarizes the changes to the June 2002 restructuring reserves for the year ended December 31, 2004:

	Balance at			Balance at
	December 31,			December 31,
	2003	Accrued	Utilized	2004

	(In thousands)
Facility closing and related costs	$622	$—	$339	$283

Inflation
      Although certain of the Company’s expenses increase with general inflation in the economy, inflation has not had a material impact on the Company’s financial results to date.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.
Risk Factors
If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly.
      Our revenues are concentrated among a few major clients. Our 10 largest clients accounted for approximately 72% of our total revenues in 2004, and we expect that most of our revenues will continue to come from a relatively small number of clients for the foreseeable future. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, acquisitions, or as the result of the perceived quality or cost-effectiveness of our products or services. Our services agreements with Sprint Spectrum L.P. (“Sprint”), and Nextel Operations, Inc. (“Nextel”) expire on December 31, 2006. Our services agreement with AT&T Wireless Services, Inc. AT&T expires on April 1, 2009, but is subject to earlier termination of the services agreement upon twelve months’ notice and designated services upon notice. In February 2004, Cingular Wireless LLC (“Cingular”) announced an agreement to acquire AT&T and in October 2004, Cingular announced that it had completed its merger with AT&T. Cingular is not presently a client of Lightbridge. As a result of the acquisition of AT&T, we do not expect that client to generate significant revenue in 2005. On December 15, 2004, Sprint and Nextel announced that their respective Boards of Directors had approved a definitive agreement for a merger of the two companies. We are unable to predict the effect of the merger of Nextel and Sprint on our relationship with either client including without limitation the timing or extent of any reductions in applications processed or other services provided under our contracts with those clients. It is possible that Sprint and/or Nextel could elect not to renew their agreements, to reduce the volume of products and services they purchase from us or to request significant changes to the pricing or other terms in any renewal agreement. The loss of Sprint and/or Nextel or any of our other major clients would cause sales to fall below expectations and materially reduce our revenues, margins and net income and adversely affect our business.
Certain of Our Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase.
      Most of our communications client contracts extend for terms of between one and three years. During the terms of these contracts, our communications clients typically may elect to purchase any of several different combinations of products and services. The revenue that we receive for processing a transaction for such a client may vary significantly depending on the particular products and services used to process the transaction. In particular, transactions handled through our TeleServices Group generally result in significantly higher revenue than transactions that are submitted and processed electronically, but also result in higher cost of revenues. Therefore, our revenues or margins from a particular client may decline if the client changes the combination of products and services it purchases from us.
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
      We currently derive a majority of our revenues from companies in the wireless telecommunications industry, and we expect that wireless telecommunications companies will continue to account for a majority of our revenues in 2005. In recent years, the growth rate of the domestic wireless industry has slowed. In addition, consolidation has affected the number of carriers to whom our products and services can be marketed and sold, and competition among wireless carriers has continued to increase, resulting in heightened efforts by carriers to control costs. Many of our carrier clients have sought, and may in the future seek, pricing concessions when they renew their services agreements with us or at other times, which could affect our revenues, margins and net income. In addition, certain of our carrier clients have sought bankruptcy protection in recent years, and we believe it is possible that additional clients may file for bankruptcy protection if current industry conditions continue. Bankruptcy filings by our clients or former clients such as WorldCom, Inc. may prevent us from collecting some or all of the amounts owing to us at the time of filing, may require us to return some or all of any payments received by us within 90 days prior to a bankruptcy filing and may also result in the termination of our service agreements. As a result of the foregoing conditions, our success depends on a number of factors:

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
Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.
      Authorize.Net distributes its service offerings primarily through outside sales partners. In 2004, Authorize.Net’s revenues were derived predominantly through relationships with distribution partners. In addition, the PrePay billing system is currently marketed primarily through distribution agreements with Ericsson and Nortel. Ericsson has been the source of substantially all of our revenue derived from the PrePay billing system in recent years. Our agreement with Ericsson may be terminated by either party on 180 days’ notice to the other. We have also entered into a business alliance with VeriSign, Inc. (“VeriSign”) to assist us in penetrating the online transaction market.
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
      In addition, distributors and other sales and marketing partners may become our competitors with respect to the products they distribute either by developing a competitive product themselves or by distributing a competitive offering. For example, resellers of Authorize.Net products and services are permitted to and generally do market and sell competing products and services; Ericsson or Nortel may evaluate and seek to distribute or acquire alternative vendors’ prepaid products that compete with PrePay; and VeriSign may elect to market or acquire alternative fraud and identity verification products. Competition from existing and future distributors or other sales and marketing partners could significantly harm sales of our products.
We Have Made and May Continue to Make Acquisitions, Which Involve Risks.
      We acquired Corsair Communications, Inc. in February of 2001, the assets of Altawave, Inc. in February of 2002 and Authorize.Net Corporation in March of 2004. We may also make additional acquisitions in the future if we identify companies, technologies or assets that appear to complement our business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. For example:

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
The Success of Our Growth Strategy Is Dependent on Our Ability to Expand into New or Complementary Markets.
      In order to achieve growth in our business, we are seeking to expand our business into new markets or markets that are complementary to our existing business. If we are not able to expand successfully into new markets, our financial results and future prospects may be harmed. Our ability to enter new markets depends on a number of factors, including:

•	growth in our targeted markets;

•	our ability to provide products and services to address the needs of those markets; and

•	competition in those markets.
If We Do Not Continue to Enhance Our Existing Products and Services, and Develop or Acquire New Ones, We Will Not Be Able to Compete Effectively.
      The industries in which we do business or intend to do business have been changing rapidly as a result of increasing competition, technological advances, regulatory changes and evolving industry practices and standards, and we expect these changes will continue. Current and potential clients have also experienced significant changes as the result of consolidation among existing industry participants and economic conditions. In addition, the business practices and technical requirements of our clients are subject to changes that may require modifications to our products and services. In order to remain competitive and successfully address the evolving needs of our clients, we must commit a significant portion of our resources to:

•	identify and anticipate emerging technological and market trends affecting the markets in which we do business;

•	enhance our current products and services in order to increase their functionality, features and cost-effectiveness to clients that are seeking to control costs and to meet regulatory requirements;

•	develop or acquire new products and services that meet emerging client needs, such as products and services for the online market;

•	modify our products and services in response to changing business practices and technical requirements of our clients, as well as to new regulatory requirements;

•	integrate our current and future products with third-party products; and

•	create and maintain interfaces to changing client and third party systems.
      We must achieve these goals in a timely and cost-effective manner and successfully market our new and enhanced products and services to clients. In the past, we have experienced errors or delays in developing new products and services and in modifying or enhancing existing products and services. If we are unable to expand or appropriately enhance or modify our products and services quickly and efficiently, our business and operating results will be adversely affected.

We and Our Clients Must Comply with Complex and Changing Laws and Regulations.
      Government regulation influences our activities and the activities of our current and prospective clients, as well as our clients’ expectations and needs in relation to our products and services. Businesses that handle consumers’ funds, such as our Authorize.Net business, are subject to numerous regulations, including those related to banking, credit cards, electronic transactions and communication, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. In addition, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet concerning matters such as taxes, pricing, content and distribution. If applied to us, any of the foregoing rules and regulations could require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statutes may result in severe penalties or restrictions on our ability to engage in e-commerce, which could have a material adverse effect on our business.
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
      Furthermore, the growth and development of the market for e-commerce may prompt more stringent consumer protection laws that may impose additional regulatory burdens on those companies, such as Lightbridge, that provide services to online business. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.
      The Securities and Exchange Commission and the National Association of Securities Dealers, Inc. have also enacted regulations affecting our corporate governance, securities disclosure and compliance practices. We expect these regulations to increase our compliance costs and to make some of our activities more time-consuming. If we fail to comply with any of these regulations, we could be subject to legal actions by regulatory authorities or private parties.

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
We Need to Continue to Improve or Implement our Procedures and Controls.
      Requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our registered independent public accounting firm. As permitted by the rules and regulations of the Securities and Exchange Commission, management determined that the internal control over financial reporting of Authorize.Net would be excluded from the final 2004 internal control assessment. We need to periodically review our internal control procedures, enhance them as may be necessary and consider the adequacy of the documentation of such procedures. There can be no assurance that we will be able to maintain compliance with all of the new requirements. Any improvements in our internal control systems or in documentation of such internal control systems and the internal control assessment of Authorize.Net could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the ensuing year.
Changes to Credit Card Association Rules or Practices Could Adversely Impact Our Authorize.Net Business.
      Our Authorize.Net credit card payment gateway does not directly access the Visa and MasterCard credit card associations. As a result, we must rely on banks and their service providers to process our transactions. We must comply with the operating rules of the credit card associations. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with Authorize.Net. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, resulting in our inability to give customers the option of using credit cards to fund their payments. If we were unable to provide a gateway for credit card transactions, our Authorize.Net business would be materially and adversely affected.
We Could Be Subject to Liability as a Result of Security Breaches, Service Interruptions by Cyber Terrorists or Fraudulent or Illegal Use of Our Services.
      Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers and social security numbers, and because we are a link in the chain of e-commerce, security breaches, service interruptions and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible monetary damages. Cyber terrorists have periodically interrupted, and may continue to interrupt, our payment gateway services in attempts to extort payments from us or disrupt commerce. Our payment gateway services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft or merchant fraud.

We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause merchants to lose confidence in our services in particular, or in Internet systems generally, our business could suffer.
      In addition, the large volume of payments that we handle for our clients makes us vulnerable to third party or employee fraud or other internal security breaches. Further, we may be required to expend significant capital and other resources to protect against security breaches and fraud to address any problems they may cause.
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
The Demand for Our Payment Processing Products and Services Could Be Negatively Affected by a Reduced Growth of e-Commerce or Delays in the Development of the Internet Infrastructure.
      Sales of goods and services over the Internet do not currently represent a significant portion of overall sales of goods and services. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers in the United States and as a means to grow our business. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.
      It is also possible that the number of Internet users, or the use of Internet resources by existing users, will continue to grow, and may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect on the Internet and correspondingly on our business. These factors would adversely affect usage of the Internet, and lower demand for our products and services.
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

Our Initiatives to Improve Our Software Design and Development Processes May Not Be Successful.
      The development of our products has, in some cases, extended over a period of more than ten years. This incremental development process has resulted in systems which are extremely complex. Systems of the size and complexity of ours are inherently difficult to modify and maintain. We have implemented and are also evaluating changes in our product development, testing and control processes to improve the accuracy and timeliness of modifications that we make to our software, including the frequent modifications that we must make in response to changes in the business policies and technical requirements of our clients. We believe that our initiatives to implement a new product architecture and to improve our product development, test and control processes will be important to our future competitive position and success. If we are not successful in carrying out these initiatives on a timely basis or in a manner that is acceptable to our clients, our business and future prospects could be harmed.
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
If We Are Unable to Make Successful Acquisitions , Our Future Growth Will Be Limited.
      A key element of our strategy is to acquire businesses, technologies or products that expand and complement our business. We believe acquisitions are necessary for us to grow at a desirable rate, and we will continue to evaluate possible acquisition opportunities in the future. Even if we are able to identify suitable companies or businesses to buy, we may not be able to purchase any of these companies at favorable prices, or at all, for any number of reasons. If we are unable to make acquisitions, we may not be able grow our business.
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

      Our revenues are difficult to forecast for a number of reasons:

•	Seasonal and retail trends affect our transaction revenues, in both our Payment Processing and TDS businesses, as well as our other products and services. Transaction revenues historically have represented the majority of our total revenues. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

•	The sales process for our products and services offered to telecommunications clients is lengthy, sometimes exceeding twenty-four months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders, particularly orders for software, which typically result in a substantial amount of non-recurring revenue, could cause our quarterly revenues to fall substantially below expectations.

•	We ship our software products within a short period after receipt of an order, and we usually do not have a material backlog of unfilled orders of software products. Consequently, our revenues from software licenses in any quarter depend substantially on the orders booked and shipped in that quarter. As a result, a delay in the consummation of a license agreement may cause our revenues to fall below expectations for that quarter.

•	Our consulting services revenues can fluctuate based on the timing of product sales and projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues or staffing requirements accurately more than a few months in advance.
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

We Face Significant Competition for a Limited Supply of Qualified Software Engineers, Consultants and Sales and Marketing Personnel.
      Our business depends on the services of skilled software engineers who can develop, maintain and enhance our products, consultants who can undertake complex client projects and sales and marketing personnel. In general, only highly qualified, highly educated personnel have the training and skills necessary to perform these tasks successfully. In order to maintain the competitiveness of our products and services and to meet client requirements, we need to attract, motivate and retain a significant number of software engineers, consultants and sales and marketing personnel. Qualified personnel such as these are in short supply and we face significant competition for these employees, from not only our competitors but also clients and other enterprises. Other employers may offer software engineers, consultants and sales and marketing personnel significantly greater compensation and benefits or more attractive career paths than we are able to offer. Any failure on our part to hire, train and retain a sufficient number of qualified personnel would seriously damage our business.
Changes in Management Could Affect Our Ability to Operate Our Business.
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
We Face Competition from a Broad and Increasing Range of Vendors.
      The market for products and services offered to communications providers and participants in online transactions is highly competitive and subject to rapid change. Each of these markets is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in each of the markets in which we compete, which will result in the entrance of new competitors in the future. We face potential competition from several primary sources:

•	providers of online payment processing services, including VeriSign, CyberSource Corporation, Plug & Pay Technologies, Inc. and LinkPoint International, Inc.

•	software vendors that provide one or more customer acquisition, customer relationship management and retention or risk management solutions, including ECtel Ltd., TSI Telecommunications Services Inc. (“TSI”), Fair Isaac Corporation, Magnum Software Systems, Inc., American Management Systems, Incorporated and SLP Infoware;

•	telecommunications equipment vendors that market software-based solutions to complement their hardware offerings, such as Hewlett-Packard Company and Ericsson;

•	service providers that offer customer acquisition, customer relationship management and retention, risk management or authentication services in connection with other services, including Choicepoint Inc., Visa U.S.A., Experian Information Solutions, Inc., Equifax, Inc., Lexis Nexis, Trans Union, L.L.C., Schlumberger Sema plc and Amdocs Ltd;

•	information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

•	information technology vendors that offer wireless and internet software applications such as Oracle Corporation, Microsoft Corporation and International Business Machine Corporation;

•	consulting firms or systems integrators that may offer competitive services or the ability to develop customized solutions for customer acquisition and qualification, customer relationship management and retention or risk management, such as American Management Systems, Incorporated, Accenture Ltd., BearingPoint, Inc., PeopleSoft, Inc., Siebel Systems, Inc. and Cap Gemini Ernst & Young;

•	software vendors of prepaid wireless billing products, including Boston Communications Group, Inc., Intervoice, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., VeriSign Telecommunications Services, Telemac Cellular Corporation, Fair, Isaac & Co. Inc., ORGA Kartensysteme GmbH, Schlumberger Sema plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Hewlett-Packard Company (Tandem Division), Telcordia Technologies, Inc. and Sixbell;

•	a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as Verizon Communications, Inc., Authentix Network Inc. and Fair Isaac Corporation;

•	vendors that provide products and services in the wireless data market, such as Bridgewater Systems Corporation, OracleMobile, a division of Oracle Corporation, 4thPass, Inc., TSI, Seven Networks, Inc. and Openwave Systems Inc.; and

•	vendors that provide or resell products and services in the voice conferencing market such as Spectel, Inc., Polycom Inc., Raindance Communications, Inc., Ptek Holdings, Inc., and the major worldwide telecommunications providers such as AT&T, Sprint, and Global Crossing Limited.
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
      We provide TDS and payment processing transaction services, as well as support services, using complex computer and telecommunications systems. Our business could be significantly harmed if these systems fail or suffer damage from fire, natural disaster, terrorism including cyber terrorism, power loss, telecommunications failure, unauthorized access by hackers, electronic break-ins, intrusions or attempts to deny our ability to deploy our services, computer viruses or similar events. In addition, the growth of our client base, a significant increase in transaction volume or an expansion of our facilities may strain the capacity of our computers and telecommunications systems and lead to degradations in performance or system failure. Many of our agreements with telecommunications carriers contain level of service commitments, which we might be unable to fulfill in the event of a natural disaster, an actual or threatened terrorist attack or a major system failure. Errors in our computer and telecommunications systems may adversely impact our ability to provide the products and services contracted for by our clients. We may need to expend significant capital or other resources to protect against or repair damage to our systems that occur as a result of malicious activities, cyber-terrorism, natural disasters or human error, but these protections and repairs may not be completely effective. Our property and business interruption insurance and errors and omissions insurance might not be adequate to compensate us for any losses that may occur as the result of these types of damage. It is also possible that such insurance might cease to be available to us on commercially reasonable terms, or at all.
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
      We have a limited number of patents in the U.S. and abroad, and have pending applications for additional patents, but we cannot be certain that any additional patents will be issued on those applications, that any of our current or future patents will protect our business or technology against competitors that develop similar technology or products or services or provide us with a competitive advantage, or that others will not claim rights in our patents or our proprietary technologies.
      Patents issued and patent applications filed relating to products used in the wireless telecommunications and payment processing industry are numerous and it may be the case that current and potential competitors and other third parties have filed or will file applications for, or have received or will receive, patents or obtain additional proprietary rights relating to products used or proposed to be used by us. We may not be aware of all patents or patent applications that may materially affect our ability to make, use or sell any current or future products or services.
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
We May Become a Party to Intellectual Property Infringement Claims, Which Could Harm Our Business.
      We are aware of, and we expect we may become a party to, a pending lawsuit captioned Net MoneyIN, Inc. v. VeriSign, Inc., et al., Case No. CIV 01-441 TUC RCC, which lawsuit was brought by a company that claims to hold patents related to such services. The case was brought in the United States District Court for the District of Arizona, against a variety of defendants, including payment processing gateway providers and banks, which are accused of infringing certain patents involving payment processing over computer networks. The plaintiff alleges that numerous products or services infringe its patents, including the Authorize.Net Payment Gateway Service and eCheck.Net service. Neither Lightbridge nor Authorize.Net is a party to the suit, but Authorize.Net is indemnifying and defending defendants InfoSpace, Inc. and E-Commerce Exchange, Inc. as to services provided by Authorize.Net. Defendant Wells Fargo Bank, N.A. has also requested indemnification, including defense costs, from Authorize.Net based on certain contracts with

Authorize.Net. Lightbridge anticipates that plaintiff may attempt to add Authorize.Net and/or Lightbridge as a party defendant. The litigation is currently in the fact discovery phase, and no trial date has been set.
      From time to time, we have had and may be forced to respond to or prosecute other intellectual property infringement claims to protect our rights or defend a client’s rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business and operating results. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our products in the U.S. and abroad and could result in the award of substantial damages against us. We may be required to enter into royalty or licensing agreements with third parties claiming infringement by us of their intellectual property in order to settle these claims. These royalty or licensing agreements, if available, may not have terms that are acceptable to us. In addition, if we are forced to enter into a license agreement with terms that are unfavorable to us, our operating results would be materially harmed. We may also be required to indemnify our clients for losses they may incur under indemnification agreements if we are found to have violated the intellectual property rights of others.
Our Business Could Require Additional Financing.
      Our future business activities, including our operation of Authorize.Net, the development or acquisition of new or enhanced products and services, the acquisition of additional computer and network equipment, the costs of compliance with government regulations and the international expansion of our business will require us to make significant capital expenditures. If our available cash resources prove to be insufficient, because of unanticipated expenses, revenue shortfalls or otherwise, we may need to seek additional financing or curtail our expansion activities. If we obtain equity financing for any reason, our existing stockholders may experience dilution in their investments. If we obtain debt financing, our business could become subject to restrictions that affect our operations or increase the level of risk in our business. It is also possible that, if we need additional financing, we will not be able to obtain it on acceptable terms, or at all.

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
      Market risk for cash and cash equivalents is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company’s financial position or results of operations during 2004.
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

(a)	Evaluation of disclosure controls and procedures
      The Company’s management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
      The management of Lightbridge, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Lightbridge’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      Lightbridge’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment the Company believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in internal control over financial reporting
      No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Scope of Management’s Annual Report on Internal Control Over Financial Reporting
      For purposes of evaluating the Company’s internal controls over financial reporting, management determined that the internal control over financial reporting of Authorize.Net would be excluded from the fiscal 2004 internal control assessment, as permitted by the rules and regulations of the Securities and Exchange Commission.
      In March 2004, the Company acquired Authorize.Net.
      The effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of the Company’s systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Lightbridge, Inc.
Burlington, Massachusetts
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Lightbridge, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Authorize.Net, which was acquired on March 31, 2004 and whose financial statements reflect total assets and revenues constituting 8% and 20%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Authorize.Net. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in

Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 16, 2005

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information required by this item will be contained in the Company’s Proxy Statement for the 2005 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2005 and is incorporated by reference herein.

Item 11.	Executive Compensation
      Information required by this item will be contained in the Company’s Proxy Statement for the 2005 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2005 and is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information required by this item will be contained in the Company’s Proxy Statement for the 2005 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2005 and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions
      Information required by this item will be contained in the Company’s Proxy Statement for the 2005 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2005 and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services
      Information required by this item will be contained in the Company’s Proxy Statement for the 2005 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2005 and is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this report
      (1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
      (2) Consolidated Financial Statement Schedules

All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto.
      (3) Exhibits

Exhibit
No.		Description

2	.1(1)	Amended and Restated Agreement and Plan of Reorganization dated November 8, 2000 among the Company, Lightning Merger Corporation and Corsair Communications, Inc.

2	.2(2)	Stock Sale Agreement by and among InfoSpace, Inc., Go2Net, Inc., Authorize.Net Corporation and Lightbridge, Inc. dated as of February 29, 2004.

3	.1(3)	Amended and Restated Certificate of Incorporation of the Company

3	.2(3)	Amended and Restated By-Laws of the Company

3	.3(4)	Amendment to Amended and Restated By-Laws of the Company, adopted October 29, 1998

4	.1(3)	Specimen Certificate for Common Stock of the Company

4	.2(5)	Rights Agreement dated as of November 14, 1997, between Lightbridge, Inc. and American Stock Transfer and Trust Company, as Rights Agent

4	.3(5)	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock of Lightbridge, Inc.

4	.4(5)	Form of Right Certificate

10	.1(3)	1991 Registration Rights Agreement dated February 11, 1991, as amended, between the Company and the persons named therein

10	.2(3)	Subordinated Note and Warrant Purchase Agreement dated as of August 29, 1994 between the Company and the Purchasers named therein, including form of Subordinated 14% Promissory Notes and form of Common Stock Purchase Warrants

10	.3(3)	Form of Common Stock Purchase Warrants issued August 1995

10	.4(3)	Settlement Agreement dated February 2, 1996 between the Company, BEB, Inc., BEB Limited Partnership I, BEB Limited Partnership II, BEB Limited Partnership III, BEB Limited Partnership IV, certain related parties and Brian Boyle

10	.5(3)	1990 Incentive and Nonqualified Stock Option Plan

10	.6(3)	1996 Employee Stock Purchase Plan

10	.7(3)	Employment Agreement dated August 16, 1996 between the Company and Pamela D.A. Reeve

Exhibit
No.		Description

10	.8(3)	Letter Agreement, dated August 26, 1996, between the Company and Brian E. Boyle, including form of Common Stock Purchase Warrant and Registration Rights Agreement

10	.9(3)	Office Lease dated September 30, 1994, as amended, between the Company and Hobbs Brook Office Park

10	.10(6)	Office Lease dated March 5, 1997, between the Company and Sumitomo Life Realty (N.Y.), Inc.

10	.11(7)	First and Second Amendments dated July 22, 1997 and October 6, 1997, respectively, to the Office Lease included as Item 10.10

10	.12(8)	Office Building Lease, dated March 12, 1998, between 8900 Grantline Road Investors and the Company

10	.13(9)	Third and Fourth Amendments dated March 15, 1999 and July 16, 1999, respectively, to the office lease included as Item 10.10

10	.14(9)	Office Lease dated October 4, 1999, between the Company and New Alliance Properties, Inc.

10	.15(9)	First Amendment dated September 20, 1999 to the Office Lease included as Item 10.9

10	.16(10)	Fifth and Sixth Amendments dated March 10, 2000 to the office lease included as Item 10.10

10	.17(11)	Employment Agreement dated May 25, 2000 between the Company and Harlan Plumley

10	.18(11)	1996 Incentive and Non-Qualified Stock Option Plan (as amended)

10	.19(11)	1998 Non-Statutory Stock Option Plan (as amended)

10	.20(12)	Office lease dated August 15, 2000 between the Company and Arthur Pappathanasi, trustee of 330 Scangas Nominee Trust

10	.21(13)	Amendment to 1998 Non-Statutory Stock Option Plan adopted on November 16, 2000

10	.22(14)	Amendment to 1996 Incentive and Non-Qualified Stock Option Plan

10	.23(15)	Amendment to 1996 Employee Stock Purchase Plan

10	.24(16)	Memorandum Agreement between Harlan Plumley and the Company dated April 23, 2002

10	.25(17)	Separation Agreement and Release between Carla Marcinowski and the Company dated June 28, 2002

10	.26(17)	Letter Agreement between Thomas Reynolds and the Company dated July 19, 2002

10	.27(18)	Amendment to the Company’s 1996 Employee Stock Purchase Plan, as amended

10	.28(18)	Memorandum Agreement dated August 5, 2002 by and between the Company and Pamela D.A. Reeve

10	.29(18)	Memorandum Agreement dated August 5, 2002 by and between the Company and Judith Dumont

10	.30(19)	Foreign Exchange Master Agreement dated March 31, 2003 by and among Citizens Bank of Massachusetts, the Company, Corsair Communications, Inc., Coral Systems, Inc., and Lightbridge Security Corporation.

10	.31(20)	Separation agreement and release dated July 8,2003 between Christine Cournoyer and the Company

10	.32(21)	Office Building Lease, dated December 23, 2003 between Corporate Drive Corporation, as Trustee of Corporate Drive Nominee Realty Trust, and the Company

10	.33(2)	Separation Agreement and Release between Michael Mitsock and the Company dated January 26, 2004

Exhibit
No.		Description

10	.34(2)	Separation Agreement and Release between Stefan Gladyszewski and the Company dated January 26, 2004

10	.35(24)	Lease between Region of Queens Municipality, LTBG TeleServices ULC and Lightbridge, Inc. dated February 10, 2004

10	.36(22)	Separation Agreement and Release between Harlan Plumley and the Company dated May 20, 2004

10	.37(22)	Amendment to the 1996 Stock Purchase Plan

10	.38(22)	2004 Stock Incentive Plan

10	.39(20)	Separation Agreement and Release between Pamela D.A. Reeve and the Company dated August 2, 2004

10	.40(20)	Employment Agreement between Robert E. Donahue and the Company dated August 2, 2004

10	.41(20)	Office Lease Agreement between EOP Operating Limited Partnership and the Company dated as of August 10, 2004

10	.42(20)	Terms and Conditions of Stock Options Granted Under the Lightbridge, Inc. 2004 Stock Incentive Plan

10	.43(20)	Form of Notice of Grant of Stock Options Under the Lightbridge, Inc. 2004 Stock Incentive Plan

10	.44(23)	Separation Agreement and Release between Edward DeArias and the Company dated October 28, 2004

23.1		Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP

24.1		Power of Attorney (See signature page hereto)

31.1		Certification of Robert E. Donahue dated March 16, 2005

31.2		Certification of Timothy C. O’Brien dated March 16, 2005

32.1		Certification of Robert E. Donahue and Timothy C. O’Brien dated March 16, 2005 (furnished but not filed with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration Number 333-50196), as filed with the Securities and Exchange Commission on November 17, 2000.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-6589).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(5)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on November 21, 1997.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(20)	Incorporated by reference to the Company’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 8, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

Lightbridge, Inc.

By:	/s/ Robert E. Donahue

Robert E. Donahue
President and Chief Executive Officer
      Each person whose signature appears below hereby appoints Robert E. Donahue and Timothy C. O’Brien, and each of them severally, acting alone and without the other, his or her true and lawful attorney-in-fact with the authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary or advisable to enable Lightbridge, Inc., to comply with the rules, regulations, and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy C. O’Brien Timothy C. O’Brien	Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Robert E. Donahue Robert E. Donahue	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ Rachelle B. Chong Rachelle B. Chong	Director	March 16, 2005

/s/ Gary Haroian Gary Haroian	Director	March 16, 2005

/s/ Kevin C. Melia Kevin C. Melia	Director	March 16, 2005

/s/ Andrew G. Mills Andrew G. Mills	Director	March 16, 2005

/s/ David G. Turner David G. Turner	Director	March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Lightbridge, Inc.
Burlington, Massachusetts
      We have audited the accompanying consolidated balance sheets of Lightbridge, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lightbridge, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 16, 2005

LIGHTBRIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share and per share amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$39,636	$69,685
Short-term investments	12,589	63,803
Accounts receivable, net	18,940	20,071
Deferred tax assets	—	3,267
Other current assets	3,132	4,158

Total current assets	74,297	160,984
Property and equipment, net	16,978	9,408
Deferred tax assets	—	4,553
Other assets, net	336	362
Goodwill	57,628	1,664
Intangible assets, net	21,247	865

Total assets	$170,486	$177,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,300	$6,825
Accrued compensation and benefits	5,073	4,493
Other accrued liabilities	4,113	3,887
Deferred rent	1,592	—
Deferred revenues	3,681	5,461
Funds due to merchants	5,558	—
Reserves for restructuring	3,383	2,634

Total current liabilities	30,700	23,300
Deferred rent, less current portion	2,709	—
Other long-term liabilities	149	33

Total liabilities	33,558	23,333

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2004 and 2003	—	—
Common stock; $0.01 par value, 60,000,000 shares authorized; 29,951,826 and 29,647,795 shares issued; 26,512,783 and 26,843,352 shares outstanding at December 31, 2004 and 2003, respectively	300	298
Additional paid-in capital	167,465	166,882
Warrants	206	206
Foreign currency translation	(184)	—
Retained earnings	(10,072)	4,072
Less treasury stock; 3,439,043 and 2,804,443 shares at cost at December 31, 2004 and 2003, respectively	(20,787)	(16,955)

Total stockholders’ equity	136,928	154,503

Total liabilities and stockholders’ equity	$170,486	$177,836

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Revenues:
Transaction services	$103,648	$80,552	$88,376
Consulting and maintenance services	19,898	28,666	32,491
Software licensing and hardware	9,509	10,760	12,571

Total revenues	133,055	119,978	133,438
Cost of revenues:
Transaction services	54,831	45,667	49,194
Consulting and maintenance services	9,930	12,741	13,663
Software licensing and hardware	3,129	3,541	3,086

Total cost of revenues	67,890	61,949	65,943

Gross profit:
Transaction services	48,817	34,885	39,182
Consulting and maintenance services	9,968	15,925	18,828
Software licensing and hardware	6,380	7,219	9,485

Total gross profit	65,165	58,029	67,495

Operating expenses:
Engineering and development	29,000	28,426	29,269
Sales and marketing	22,541	14,239	13,270
General and administrative	15,987	14,143	18,170
Restructuring	4,346	5,079	3,616
Impairment of goodwill	1,664	—	—
Impairment of other intangible assets	599	—	—
Purchased in-process research and development	679	—	1,618
Gain on sale of Fraud Centurion assets	(2,673)	—	—

Total operating expenses	72,143	61,887	65,943

Income (loss) from operations	(6,978)	(3,858)	1,552
Other income (expense):
Interest income	1,185	1,778	2,439
Equity in loss of partnership investment	—	(471)	(464)

Total other income, net	1,185	1,307	1,975

Income (loss) before provision for income taxes	(5,793)	(2,551)	3,527
Provision for (benefit from) income taxes	8,351	(1,102)	(103)

Net income (loss)	$(14,144)	$(1,449)	$3,630

Basic earnings (loss) per share (Note 12)	$(0.53)	$(0.05)	$0.13

Diluted earnings (loss) per share (Note 12)	$(0.53)	$(0.05)	$0.13

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Amounts in thousands)

							Retained
	Common Stock		Additional	Foreign	Receivable		Earnings	Treasury Stock		Total
			Paid-in	Currency	From		(Accumulated			Stockholders’
	Shares	Amount	Capital	Gain/Loss	Stockholder	Warrants	Deficit)	Shares	Amount	Equity

Balance, January 1, 2002	29,093	291	162,367	—	(115)	206	1,891	1,091	(3,118)	161,522
Issuance of common stock for cash	72	1	584	—	—	—	—	—	—	585
Exercise of common stock options	394	4	2,118	—	—	—	—	—	—	2,122
Retirement of treasury stock	(158)	—	—	—	—	—	—	(158)	—	—
Repurchase of common stock	—	—	—	—	—	—	—	1,186	(8,505)	(8,505)
Tax benefit from disqualifying dispositions of stock options	—	—	172	—	—	—	—	—	—	172
Shareholder note written off as uncollectible	—	—	—	—	115	—	—	—	—	115
Net income	—	—	—	—	—	—	3,630	—	—	3,630

Balance, December 31, 2002	29,401	296	165,241	—	—	206	5,521	2,119	(11,623)	159,641
Issuance of common stock for cash	84	—	435	—	—	—	—	—	—	435
Exercise of common stock options	163	2	995	—	—	—	—	—	—	997
Repurchase of common stock	—	—	—	—	—	—	—	685	(5,332)	(5,332)
Tax benefit from disqualifying dispositions of stock options	—	—	211	—	—	—	—	—	—	211
Net loss	—	—	—	—	—	—	(1,449)	—	—	(1,449)

Balance, December 31, 2003	29,648	$298	$166,882	$—	$—	$206	$4,072	2,804	$(16,955)	$154,503

Issuance of common stock for cash	84	—	395	—	—	—	—	—	—	395
Exercise of common stock options	220	2	148	—	—	—	—	—	—	150
Repurchase of common stock	—	—	—	—	—	—	—	635	(3,832)	(3,832)
Foreign currency gain/loss	—	—	—	(184)	—	—	—	—	—	(184)
Tax benefit from disqualifying dispositions of stock options	—	—	40	—	—	—	—	—	—	40
Net loss	—	—	—	—	—	—	(14,144)	—	—	(14,144)

Balance, December 31, 2004	29,952	$300	$167,465	$(184)	$—	$206	$(10,072)	3,439	$(20,787)	$136,928

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(14,144)	$(1,449)	$3,630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	7,820	(1,095)	1,732
Purchased in-process research and development	679	—	1,618
Depreciation and amortization	10,909	10,398	15,326
Loss on disposal of property and equipment	63	1,511	735
Gain on sale of Fraud Centurion assets	(2,673)	—	—
Impairment of goodwill and intangibles	2,263	—	—
Tax benefit from disqualifying dispositions of stock options	40	211	172
Changes in assets and liabilities:
Accounts receivable	2,967	(2,392)	9,964
Inventories	—	—	263
Other assets	1,316	(699)	2,298
Accounts payable and accrued liabilities	528	1,359	(3,361)
Funds due to merchants	(839)	—	—
Other long-term liabilities	116	(226)	(408)
Deferred rent	4,301	—	—
Deferred revenues	(1,252)	1,169	(1,952)

Net cash provided by operating activities	12,094	8,787	30,017

Cash flows from investing activities:
Purchases of property and equipment	(14,743)	(4,869)	(4,370)
Purchase of investments	(33,490)	(179,385)	(119,539)
Net cash proceeds from the sale of Fraud Centurion assets	2,374	—	—
Proceeds from sales and maturities of short-term investments	84,705	158,388	87,804
Acquisition of Authorize.Net, net of cash acquired	(77,510)	—	—
Acquisition of Altawave	—	—	(4,949)

Net cash provided by (used in) investing activities	(38,664)	(25,866)	(41,054)

Cash flows from financing activities:
Repurchases of common stock	(3,832)	(5,332)	(8,505)
Proceeds from issuance of common stock	545	1,432	2,707

Net cash provided by (used in) financing activities	(3,287)	(3,900)	(5,798)

Effects of foreign exchange rate changes on cash and cash equivalents	(192)	—	—
Net increase (decrease) in cash and cash equivalents	(30,049)	(20,979)	(16,835)
Cash and cash equivalents, beginning of year	69,685	90,664	107,499

Cash and cash equivalents, end of year	$39,636	$69,685	$90,664

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Acquisition Activity
      Business — Lightbridge, Inc. (“Lightbridge” or the “Company”) was incorporated in June 1989 under the laws of the state of Delaware. The Company develops, markets and supports products and services for businesses that sell products or services online and communications providers, including Internet Protocol (IP)-based payment gateway, customer qualification and acquisition, risk management, prepaid billing, instant teleconferencing and authentication services. Lightbridge’s four areas of business consist of Payment Processing Services (“Payment Processing”), Telecom Decisioning Services (“TDS”), Intelligent Network Services (“INS”), and Instant Conferencing Services (“Instant Conferencing”).
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
      The value of the projects was determined by an independent appraiser using the income approach. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their initial estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of estimated total research and development

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenses to bring the projects to technological feasibility. At the acquisition date, the Company estimated that the MDM suite and CGA were approximately 70% and 32% complete, respectively, with fair values of approximately $1.0 million and $0.6 million, respectively. The discount rate used for the fair value calculation was 37% for the MDM suite and 40% for CGA. At the date of acquisition, development of the technology involved risks to the Company including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology. Lightbridge completed the development of the MDM suite in the quarter ended September 30, 2002 and the CGA project in the quarter ended September 30, 2003 having spent approximately $150 and $300, respectively, on the projects after the acquisition.
      Asset Purchase — On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net Corp. (“Authorize.Net”) from InfoSpace, Inc. for $81.6 million in cash. In addition, the Company incurred approximately $2.0 million in acquisition related costs. Authorize.Net provides credit card and electronic check payment processing solutions to companies that process orders for goods and services over the Internet, at retail locations and on wireless devices. Authorize.Net connects IP-enabled businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments. Through the acquisition of Authorize.Net, the Company expanded its customer transaction business to include online payment processing, while reaching a new customer base of IP-enabled merchants. The results of operations of Authorize.Net have been included in the Company’s financial statements since the date of the acquisition.
      The aggregate purchase price for the Authorize.Net acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$6,097
Accounts receivable	1,815
Property and equipment	1,655
Other assets	265
Liabilities assumed:
Accounts payable and accrued expenses	(1,498)
Funds due to merchants	(6,397)
Identifiable intangible assets:
In-process research and development	679
ISO network	9,300
Merchant customer base	7,000
Trademarks	3,600
Existing technology	3,162
Processor relationships	300
Goodwill	57,629

Total allocated purchase price	$83,607

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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Lightbridge completed the development of the FT in May 2004 having spent approximately $129,000 on the project after the acquisition. Total cost to complete the CPS project after acquisition is estimated to be approximately $650,000. The CPS project is expected to be completed by September 2005. If the development of the technology is not completed on schedule, the potential consequences to the Company may include increased development costs and increased competition from other companies that have competitive products in the market.
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
Pro forma financial information
      The following table presents the unaudited pro forma financial information of the Company including Authorize.Net for the year ended December 31, 2004 and 2003, as if the acquisition had occurred at the beginning of each period presented, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include elimination of revenue associated with pre-acquisition deferred revenue of

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Authorize.Net, amortization of intangible assets, elimination of interest income associated with the cash purchase price of the acquisition and related income tax effects.
      The pro forma net loss for the year ended December 31, 2004 excludes the expense of IPR&D of $679,000 related to the Authorize.Net acquisition due to its non-recurring nature. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated on January 1st of each of the periods presented.

	December 31,	December 31,
	2004	2003

	(Amounts in thousands, except
	per share amounts)
Pro forma net revenues	$141,307	$147,803

Pro forma net loss	$(12,309)	$(1,677)

Pro forma net loss per basic and diluted share	$(0.46)	$(0.06)

Shares used for basic and diluted computation	26,643	27,015

      Asset Sale — On October 1, 2004, the Company closed the sale of its Fraud Centurion products pursuant to an agreement with India-based Subex Systems, Limited — NJ (“Subex”). The Company received net cash proceeds of $2.4 million as a result of the sale. The Company recorded a gain of approximately $2.7 million in the fourth quarter of 2004 due to this transaction.
      As part of this transaction, the Company sold equipment with a net book value of approximately $200,000 and assigned certain maintenance contracts to Subex. The deferred revenue related to these contracts as of December 31, 2004 totaled approximately $500,000.

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
      Financial Instruments — Financial instruments consist of cash and cash equivalents, short-term investments and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value.
      Cash and Cash Equivalents — Cash and cash equivalents include short-term, highly liquid instruments, which consist primarily of money market accounts, purchased with remaining maturities of three months or less. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Short-Term Investments — Short-term investments consist of corporate debt securities maturing in one year or less and are classified as available-for-sale. These investments are carried at amortized cost, which approximates fair value.
      The carrying value of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale debt securities, if any, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income.
      Property and Equipment — Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the term of the lease or the lives of the assets, whichever is shorter. Acquired property and equipment is recorded at appraised fair value, which is then considered cost, and depreciated over the estimated useful life.
      Deferred rent — Deferred rent consists of step rent and tenant improvement allowances from landlords related to the Company’s operating leases for its facilities. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. The amount of the difference is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord as part of the negotiated terms of the lease. These cash payments are recorded as a deferred credit from landlords that is amortized into income (through lower rent expense) over the term (including the build-out period) of the applicable lease.
      Revenue Recognition and Concentration of Credit Risk — The Company generates revenue from the processing of qualification and activation transactions; granting of software licenses; services (including maintenance, installation and training); development and consulting contracts; hardware sold in conjunction with certain software licenses; and performing payment processing services. The Company also offers on-demand voice conferencing services through its GroupTalk offering. Revenues from processing of qualification and activation transactions for communications providers are recognized in the period in which services are performed. Revenues from the Company’s GroupTalk offering are recognized as conference services are utilized. To date, the Company has not recognized any transaction revenues from its GroupTalk offering. If substantial doubt exists regarding collection of fees for the Company’s products or services at the time of delivery or performance, the Company defers recognition of the associated revenue until the fees are collected.
      Revenues from payment processing transaction services are derived from the Company’s credit card processing and eCheck processing services (collectively “payment processing services”), gateway fees and set-up fees. Payment processing services revenue is based on a fee per transaction, and is recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to merchant customers for the use of the payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating the Company’s payment processing services. Although these fees are generally paid to the Company at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. Commissions paid to outside sales partners are recorded in sales and marketing expense in the Company’s statements of operations.
      Revenues from consulting and services contracts are generally recognized as the services are performed. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement and are reported as consulting and services revenues. Revenue from hardware sales is recognized

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
upon shipment, unless testing, integration or implementation services are required, in which case hardware revenue is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software licenses is deferred until the related license revenue is recognized and the aforementioned other criteria for hardware revenue recognition are met.
      The Company’s software license agreements have typically provided for an initial license fee and annual maintenance fees based on a defined number of subscribers, as well as additional license and maintenance fees for net subscriber additions in certain circumstances. Revenue from software license agreements are recognized when persuasive evidence of an arrangement exists, product has been delivered, fee is fixed and determinable and collectibility is assured. To the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value or by the residual method.
      The Company’s TDS customers are providers of wireless telecommunications services and are generally granted credit without collateral. Lightbridge specifically analyzes accounts receivable balances and historical bad debts, customer creditworthiness, current domestic and international economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s revenues vary throughout the year, with the period of highest revenue generally occurring during the period October 1 through December 31. The allowance for doubtful accounts at December 31, 2004, 2003, and 2002 was approximately $1,966,000 $2,561,000 and $2,955,000 respectively. The Company recorded bad debt expense of $0 and $200,000 for the years ended December 31, 2003 and 2002, respectively. The Company recorded a benefit for bad debt expense of $1,364,000 for the year ended December 31, 2004. The Company had write-offs, net of recoveries, associated with accounts receivable of $394,000 and $210,000 for the years ended December 31, 2003 and 2002, respectively. The Company had recoveries, net of write-offs, associated with accounts receivable of $769,000 for the year ended December 31, 2004.
      Customers exceeding 10% of the Company’s revenues during the years ended December 31 are as follows:

	Years Ended Dec. 31,

	2004	2003	2002

Sprint Spectrum L.P.	21%	28%	30%
AT&T Wireless Services, Inc.	16	21	21
Ericsson AB	*	14	15
Nextel Operations, Inc.	11	12	11

Total	48%	75%	77%

*	— Represents less than 10% of total revenues in 2004.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Export Sales — The Company had export sales to the following regions for the years ended December 31:

	2004	2003	2002

Latin America	$10,079	$9,240	$10,436
Mexico	4,084	6,191	9,299
Africa	465	1,476	803
Canada	485	604	748
Asia	12	79	273
Russia	38	947	169
Europe	60	120	157

Total	$15,223	$18,657	$21,885

      Goodwill and Acquired Intangible Assets — During 2002 and 2004, the Company recorded goodwill of $1.7 million and $57.6 million in connection with the acquisitions of Altawave and Authorize.Net, respectively. The Company is required to test such goodwill for impairment on at least an annual basis. The Company has adopted January 1st and March 31st as the date of the annual impairment tests for Altawave and Authorize.Net, respectively. The Company will assess the impairment of goodwill on an annual basis or more frequently if other indicators of impairment arise.
      Acquired intangible assets related to the acquisition of Altawave in 2002 primarily represent existing technology. These assets were being amortized on a straight-line basis over their five year estimated useful lives. Acquired intangible assets related to the acquisition of Authorize.Net include reseller networks, existing technology merchant customer base, trademarks and processor relationships. The reseller network and the processor relationships will be amortized over twelve years. The merchant customer base and the existing technology will be amortized over five years. Trademarks are not amortized.
      On January 1, 2005, the Company performed the annual impairment test for the goodwill balance related to Altawave. The Company used the discounted cash flow methodology to determine the fair value of the reporting unit. The discounted cash flow methodology is based upon converting expected cash flows to present value. The Company’s assumptions and methodology in determining the fair value of the reporting unit was reviewed by an independent appraiser. A comparison of the resulting fair value of the reporting unit to its carrying amount, including goodwill, indicated that the goodwill and remaining other intangible assets were fully impaired. As a result, a goodwill impairment charge of approximately $1.7 million and an other intangible asset impairment charge of approximately $0.6 million were recorded in the Company’s Consolidated Statement of Operations in 2004.
      Acquired intangible assets consisted of the following at December 31:

	2004	2003

Intangible Assets:
Existing technology	$3,162	$1,330
Reseller network	9,300	—
Merchant customer base	7,000	—
Trademarks	3,600	—
Processor relationships	300	—

	23,362	1,330
Accumulated amortization	(2,115)	(465)

Net	$21,247	$865

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future amortization expense consisted of the following at December 31, 2004:

Amortization

2005	$2,832
2006	2,832
2007	2,832
2008	2,832
2009	1,319
Thereafter	5,000

Total future amortization expense	$16,647

      Income Taxes — The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. Deferred income tax assets are principally the result of net operating loss carryforwards, income tax credits and differences in depreciation and amortization and accrued expenses and reserves for financial purposes and income tax purposes, and are recognized to the extent realization of such benefits is more likely than not. Lightbridge periodically assesses the recoverability of any tax assets recorded on the balance sheet and provides for any necessary valuation allowances. (See Note 10).
      Warranty Reserve — As a result of the limited demand for the PhonePrint system, the Company decided to no longer actively sell or market this system and, no significant revenues are expected from this product in the future. The Company no longer has a warranty reserve at December 31, 2004 to cover the costs of PhonePrint replacement units or spare parts. As the number of carriers still operating the PhonePrint system has declined substantially, the Company reduced its PhonePrint warranty reserve by $526,000 in 2002. The balance in the warranty reserve at December 31, 2004 and 2003 was $0 and $250,000 respectively.
      Development Costs — Development costs, which consist of research and development of new products and services, are expensed as incurred, except for software development costs meeting certain criteria for capitalization. Software development costs are capitalized after establishment of technological feasibility which the Company defines as the point that a “working model” of the software application has achieved all design specifications and is available for “beta testing.” No costs have qualified for capitalization to date.
      Foreign Currency Translation — The financial statements of the Company’s foreign subsidiary are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. The determination of functional currency is based on the subsidiary relative financial and operational independence from the Company. Foreign currency transaction gains or losses are credited or charged to the consolidated statements of operations as incurred. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to the foreign currency account, included in stockholders’ equity in the consolidated balance sheets.

Supplemental Cash Flow Information

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Supplemental Item:
Cash paid for income taxes	$2,004	$373	$3,925
      Impairment of Long-Lived Assets — The Company periodically, or when an impairment event occurs, assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carrying value of the assets, an impairment charge is recognized. At January 1, 2005, the annual impairment analysis was performed and, it was determined that the amount of goodwill and intangibles acquired in the Altawave acquisition were fully impaired and should be written-off. Approximately $0.6 million and $1.7 million was reflected on the income statement as an impairment of intangible assets and goodwill, respectively.
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
      Had the Company used the fair value method to measure compensation expense associated with grants of stock options to employees, reported net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	2004	2003	2002

	(In thousands, except
	per share amounts)
Net income(loss) as reported	$(14,144)	$(1,449)	$3,630
Stock based compensation recorded in net income (loss)	—	—	—
Stock based compensation measured using the fair value method (net of tax)	3,272	2,156	2,350

Net income (loss) pro forma	$(17,416)	$(3,605)	$1,280

Basic earnings (loss) per share pro forma	$(0.65)	$(0.13)	$0.05

Diluted earnings (loss) per share pro forma	$(0.65)	$(0.13)	$0.05

      The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

	Years Ended December 31,

	2004	2003	2002

Risk-free interest rate	1.9% - 3.4%	2.9% - 4.7%	2.9% - 4.7%
Expected life of options grants	1 - 5 years	1 - 5 years	1 - 5 years
Expected volatility of underlying stock	82%	86%	90%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	—	—	—

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Comprehensive Income — The amounts that comprise comprehensive income for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002

Net income (loss) as reported	$(14,144)	$(1,449)	$3,630
Other comprehensive income:
Foreign currency loss	(184)	—	—

Comprehensive income (loss)	$(14,328)	$(1,449)	$3,630

Recent Accounting Pronouncements —
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

3.	Disclosures About Segments of an Enterprise and Related Information
      As a result of the Company’s corporate reorganization efforts during 2004, the Company has changed its previously reported operating segments effective in the fourth quarter of 2004. All prior period segment financial information has been restated to conform with the current presentation. Based upon the way financial information is provided to the Company’s Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, the Company reports its operations in four distinct operating segments: Telecom Decisioning Services (TDS), Payment Processing Services (Payment Processing), Intelligent Network Solutions (INS) and Instant Conferencing Services (Instant Conferencing).
      The TDS segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and call center services to telecom and other companies. The Payment Processing segment offers a transaction processing system, under the Authorize.Net® brand, that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. The INS segment provides wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers as well as postpaid charging functionality and telecom calling card services. The Instant Conferencing segment provides managed instant conferencing services through its Lightbridge GroupTalktm product. In 2005, the Company made the decision to no longer actively market or sell its GroupTalktm product. The Company expects to continue to provide the services for GroupTalk under its agreement with AOL. Within these four segments, performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments.
      The Company does not allocate certain corporate or centralized marketing and general and administrative expenses to its business unit segments, because these activities are managed separately from the business units. Also, the Company does not allocate restructuring expenses and other non-recurring gains or charges to its business unit segments because the Company’s Chief Executive Officer evaluates the segment results exclusive of these items. Asset information by operating segment is not reported to or reviewed by the

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s Chief Executive Officer and therefore the Company has not disclosed asset information for each operating segment.
      Financial information for each reportable segment for the years ended December 31, 2004, 2003 and 2002 were as follows (amounts in thousands):

					Sub-total
		Payment		Instant	Reportable	Reconciling		Consolidated
December 31, 2004	TDS	Processing	INS	Conferencing	Segments	Items		Total

Revenues	$88,297	$26,836	$17,540	$382	$133,055	$—		$133,055
Gross profit (loss)	37,020	19,580	8,790	(225)	65,165	—		65,165
Operating income (loss)	16,188	3,560	(4,014)	(4,309)	11,425	(18,403	)(1)	(6,978)
Depreciation and amortization	5,760	3,086	631	555	10,032	877	(2)	10,909

					Sub-total
		Payment		Instant	Reportable	Reconciling		Consolidated
December 31, 2003	TDS	Processing	INS	Conferencing	Segments	Items		Total

Revenues	$99,023	$—	$20,955	$—	$119,978	$—		$119,978
Gross profit (loss)	46,399	—	11,630	—	58,029	—		58,029
Operating income (loss)	22,025	—	(2,541)	(3,536)	15,948	(19,806	)(1)	(3,858)
Depreciation and amortization	7,918	—	1,255	536	9,709	689	(2)	10,398

					Sub-total
		Payment		Instant	Reportable	Reconciling		Consolidated
December 31, 2002	TDS	Processing	INS	Conferencing	Segments	Items		Total

Revenues	$107,121	$—	$26,045	$272	$133,438	$—		$133,438
Gross profit (loss)	51,251	—	15,972	272	67,495	—		67,495
Operating income (loss)	25,749	—	(1,986)	(4,711)	19,052	(17,500	)(1)	1,552
Depreciation and amortization	11,327	—	2,761	407	14,495	831	(2)	15,326

(1)	Reconciling items from segment operating income (loss) to consolidated operating income (loss) include the following:

	2004	2003	2002

Restructuring costs	$4,346	$5,079	$3,616
Gain on sale of Fraud Centurion assets	(2,673)	—	—
Impairment of intangible assets	2,263	—	—
Unallocated corporate and centralized marketing, general and administrative expenses	14,467	14,727	13,884

Total	$18,403	$19,806	$17,500

(2)	Represent depreciation and amortization included in the unallocated corporate or centralized marketing, general and administrative expenses.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investment
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

5.	Property and Equipment
      Property and equipment consisted of the following at December 31:

	2004	2003

Furniture and fixtures	$3,593	$2,430
Leasehold improvements	10,558	8,209
Computer equipment	19,688	23,411
Computer software	9,464	11,262

	43,303	45,312
Less accumulated depreciation and amortization	(26,325)	(35,904)

Property and equipment, net	$16,978	$9,408

      During the year ended December 31, 2004, the Company performed a review of its property and leasehold improvements and a number of fully depreciated assets were identified as no longer being in service. As a result, the Company removed from the property and leasehold improvement accounts cost and accumulated depreciation of approximately $12.0 million. Since the assets had been fully depreciated, there was no material impact on the statement of operations.

6.	Letters of Credit
      At December 31, 2002 the Company had an outstanding letter of credit in the amount of $1.0 million which expired in May 2003. On January 14, 2003, this letter of credit was replaced with a $1.0 million letter of credit, which expired in May 2004. On January 7, 2004, the Company entered into another $1.0 million letter of credit, which was scheduled to expire in January 2005. This letter of credit was renewed in the amount of $1.6 million and extends through January 2006. In January 2005, the Company restricted $1.6 million of cash as collateral for the renewed letter of credit.
      On January 14, 2003, the Company entered into a foreign exchange agreement, effective April 2003 with a bank for the purchase of one currency in exchange for the sale of another currency. This agreement expired on January 24, 2005. There were no transactions under this agreement.

7.	Restructuring Costs
      In December 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action followed the Company’s announcement of an anticipated revenue reduction as a result of the acquisition of AT&T by Cingular Wireless LLC. This restructuring resulted in the termination of 38 employees, in the Company’s corporate offices in Burlington, Massachusetts as follows: 16 in product and service delivery, 11 in engineering and development, 10 in sales and marketing and 1 in general and administrative. The Company recorded a restructuring charge of approximately $1.4 million relating to employee severance and termination benefits during the three months ended December 31, 2004. Additionally, subsequent to our acquisition of Author-

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ize.net the Company relocated its offices in Bellevue, Washington and the remaining rent paid on the vacated space of $178 was included in restructuring charges during the fourth quarter of 2004. The Company anticipates that all costs related to this restructuring will be paid by the end of 2005.
      The following summarizes the changes to the December 2004 restructuring reserve since it was accrued:

	Balance at			Balance at
	December 31,			December 31,
	2003	Accrued	Utilized	2004

		(In thousands)
Employee severance and termination benefits	$—	$1,410	$46	$1,364
Facility closing and related costs	—	178	178	—

Total	$—	$1,588	$224	$1,364

      In October 2004, the Company announced a restructuring of its business in accordance with the sale of Fraud Centurion product suite to Subex Systems Limited. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of nine employees in the Company’s Broomfield, Colorado location as follows: two in product and service delivery, and seven in engineering and development. The Company recorded a restructuring charge of approximately $172 relating to employee severance and termination benefits during the three months ended December 31, 2004. The Company anticipates that all costs related to this restructuring will be paid by the end of 2005.
      The following summarizes the changes to the October 2004 restructuring reserve since it was accrued:

	Balance at			Balance at
	December 31,			December 31,
	2003	Accrued	Utilized	2004

		(In thousands)
Employee severance and termination benefits	$—	$172	$147	$25

      In September 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of 64 employees and 2 contractors in the Company’s corporate offices in Burlington, Massachusetts and its Broomfield, Colorado location as follows: 12 in product and service delivery, 16 in engineering and development, 25 in sales and marketing and 13 in general and administrative. The Company recorded a restructuring charge of approximately $2.1 million relating to employee severance and termination benefits during the three months ended September 30, 2004. The Company anticipates that all costs related to this restructuring will be paid by the end of 2005.
      The following summarizes the changes to the September 2004 restructuring reserve since it was accrued:

	Balance at			Balance at
	December 31,			December 31,
	2003	Accrued	Utilized	2004

		(In thousands)
Employee severance and termination benefits	$—	$2,090	$1,255	$835

      In January 2004, the Company announced a reorganization of its internal business operations. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of ten individuals in the Company’s corporate office in Burlington, Massachusetts. The Company recorded a restructuring charge of approximately $0.5 million relating to employee severance and termination benefits during the three months ended March 31, 2004. The Company anticipates that all costs related to this restructuring will be paid by the end of 2005.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes the changes to the January 2004 restructuring reserves since it was accrued:

	Balance at			Balance at
	December 31,			December 31,
	2003	Accrued	Utilized	2004

		(In thousands)
Employee severance and termination benefits	$—	$488	$483	$5

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
      The following summarizes the changes to the June 2003 restructuring reserves since it was accrued:

	Balance at			Balance at			Balance at
	December 31,			December 31,			December 31,
	2002	Accrued	Utilized	2003	Accrued	Utilized	2004

Employee severance and termination benefits	$—	$1,795	$1,542	$253	$(93)	$160	$—
Facility closing and related costs	—	1,743	347	1,396	137	665	868
Capital equipment write-offs	—	497	497	—	—	—	—

Total	$—	$4,035	$2,386	$1,649	$44	$825	$868

      In March 2003, the Company announced that it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $0.1 million for workforce reductions. In the quarter ended June 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs. The capital equipment write-offs and all of the severance costs related to this restructuring were incurred by the end of 2003, and the Company anticipates that all other costs relating to this restructuring, consisting principally of lease obligations on unused space, will be paid by the end of the first quarter of 2005.
      The following summarizes the changes to the March 2003 restructuring reserves since inception:

	Balance at			Balance at			Balance at
	December 31,			December 31,			December 31,
	2002	Accrued	Utilized	2003	Accrued	Utilized	2004

Employee severance and termination benefits	$—	$77	$77	$—	$—	$—	$—
Facility closing and related costs	—	548	185	363	(36)	324	3
Capital equipment write-offs	—	378	378	—	—	—	—

Total	$—	$1,003	$640	$363	$(36)	$324	$3

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following summarizes the changes to the June 2002 restructuring reserves since inception:

	Balance at			Balance at			Balance at			Balance at
	December 31,			December 31,			December 31,			December 31,
	2001	Accrued	Utilized	2002	Accrued	Utilized	2003	Accrued	Utilized	2004

Employee severance and termination benefits	$—	$1,580	$1,237	$343	$(158)	$185	$—	$—	$—	$—
Facility closing and related costs	—	1,312	320	992	199	569	622	—	339	283
Capital equipment write-offs	—	724	724	—	—	—	—	—	—	—

Total	$—	$3,616	$2,281	$1,335	$41	$754	$622	$—	$339	$283

8.	Commitments and Contingencies
      At December 31, 2004, the Company was holding funds in the amount of $4.4 million on behalf of merchants utilizing Authorize.Net’s eCheck services. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Authorize.Net typically holds eCheck funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at December 31, 2004, the Company held funds in the amount of $1.2 million for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Credit card funds are typically held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
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
      The Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company maintained a letter of credit in the amount of $1.0 million which was scheduled to expire in January 2005, as required for security under the lease for its headquarters. This letter of credit was renewed in the amount of $1.6 million and extends through January 2006. In January 2005, the Company provided $1.6 million of cash as collateral for the renewed letter of credit.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Leases — The Company has noncancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2011 and certain of them contain provisions for extension on substantially the same terms as are currently in effect.
      Future minimum payments under operating leases, including facilities affected by restructurings and the Company’s new headquarters lease, consisted of the following at December 31, 2004 (amounts in thousands):

Operating
Leases

2005	$4,840
2006	3,820
2007	3,013
2008	2,758
2009	2,108
Thereafter	3,526

Total minimum lease payments	$20,065

      Rent expense for operating leases was approximately $5,401,000, $4,017,000 and $6,052,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company leases its corporate headquarters and its principal sales, consulting, marketing, operations and product development facility. This lease was executed and delivered in January, 2004, had a rent commencement date in June 2004 and expires in 2011. The Company was not required to pay rent during the construction period from January 2004 through May 2004 and the amount of the landlord’s tenant improvement allowance was approximately $3.3 million. In addition, the Company’s Bellevue, Washington lease was executed in August 2004, and had a rent commencement date in September 2004. The Company was not obligated to pay rent during the construction period prior to the rent commencement date and the amount of the landlord in tenant improvement allowance was approximately $177,000. The Company also received abated rent for the first three months of the lease term. The Company’s Nova Scotia lease was entered into in February 2004, and had a rent commencement date in May 2004. The Company was allowed access to the premises in Nova Scotia for a period of 90 days prior to May 2004 in order to make tenant improvements.
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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Litigation — In a case pending in the United States District Court for the District of Arizona, a variety of defendants, including payment processing gateway providers and banks, are accused of infringing certain patents involving payment processing over computer networks. The case is captioned Net MoneyIN, Inc. v. VeriSign, Inc., et al., Case No. CIV 01-441 TUC RCC. The plaintiff alleges that numerous products or services infringe its patents, including the Authorize.Net Payment Gateway Service and eCheck.Net service. Neither Lightbridge nor Authorize.Net is a party to the lawsuit, but Authorize.Net is indemnifying and defending defendants InfoSpace, Inc. and E-Commerce Exchange, Inc. as to services provided by Authorize.Net. Defendant Wells Fargo Bank, N.A. has also requested indemnification, including defense costs, from Authorize.Net based on certain contracts with Authorize.Net. Lightbridge anticipates that plaintiff may attempt to add Authorize.Net and/or Lightbridge as a party defendant. The litigation is currently in the fact discovery phase, and no trial date has been set. The Company intends to defend any claims brought against it, Authorize.Net or third parties that it is contractually obligated to defend in connection with the lawsuit. While there can be no assurances as to the outcome of the lawsuit, an adverse outcome in the lawsuit could have a material effect on the Company’s financial condition, results of operations or cash flow.

9.	Common Stock Option Plans, Warrants, Stockholder Rights Plan

Stock Option Plans
      1990 Incentive and Nonqualified Stock Option Plan — Under the Company’s 1990 Incentive and Nonqualified Stock Option Plan, the Company could grant either incentive or nonqualified stock options to officers, directors, employees or consultants for the purchase of up to 2,400,000 shares of common stock. Options were granted with an exercise price equal to the common stock’s market value at the date of grant, as determined by the Board of Directors of the Company (the “Board”), and expired ten years later. No further grants can be made under the 1990 Incentive and Nonqualified Stock Option Plan.
      1996 Employee Stock Plans — On June 14, 1996, the Board authorized and the stockholders approved the adoption of the 1996 Incentive and Nonqualified Stock Option Plan and the 1996 Employee Stock Purchase Plan for the issuance of options or sale of shares to employees. The Company cannot make any further grants under the 1996 Incentive and Nonqualified Stock Plan. Both plans became effective immediately after the closing of the Company’s initial public offering:

—	1996 Incentive and Nonqualified Stock Option Plan — The 1996 Incentive and Nonqualified Stock Option Plan (the 1996 Plan) provided for the issuance of options to purchase up to 4,350,000 shares of the Company’s common stock. Options could be either qualified incentive stock options or nonqualified stock options at the discretion of the Board. Exercise prices must be greater than or equal to the fair market value on the date of grant, in the case of incentive stock options and nonqualified options.

—	1996 Employee Stock Purchase Plan — The 1996 Employee Stock Purchase Plan provides for the sale of up to 600,000 shares of the Company’s common stock to employees. Employees are allowed to purchase shares at a discount from the lower of fair value at the beginning or end of the purchase periods through payroll deductions. At December 31, 2004, 194,624 shares were available for purchase and reserved for issuance under the 1996 Employee Stock Purchase Plan.
      1997 Stock Incentive Plan and Restricted Stock Purchase Plan — The 1997 Stock Incentive Plan and Restricted Stock Purchase Plan provided for the issuance of up to 8,516,667 options to acquire shares of common stock. The Company does not plan to make any further grants under the 1997 Stock Incentive Plan and Restricted Stock Purchase Plan.
      1998 Non-Statutory Stock Option Plan — The 1998 Non-Statutory Stock Option Plan (the 1998 Plan) provided for the issuance of options to purchase up to 1,000,000 shares of the Company’s common stock. Options are granted with an exercise price no less than the common stock’s market value at the date of the

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grant, as authorized by the Board. No further grants can be made under the 1998 Non-Statutory Stock Option Plan.
      2004 Stock Incentive Plan — In April and June 2004, respectively, the Board authorized and the stockholders approved the adoption of the 2004 Stock Incentive Plan which provides for the issuance of options and other stock-based awards to purchase up to 2,500,000 shares of the Company’s common stock, plus the number of shares then remaining available for future grants under the Company’s 1996 Plan and the 1998 Plan, plus the number of shares subject to any stock option granted pursuant to the 1996 Plan or the 1998 Plan that expires, is cancelled or otherwise terminates (other than by exercise) after the effective date of the 2004 Plan. Options are granted with an exercise price of no less than the common stock’s market value at the date of grant. At December 31, 2004, 2,305,233 shares were available for grant under the 2004 Stock Incentive Plan.
      The following table presents activity under all stock option plans:

			Weighted-
			Average
		Weighted-	Fair
		Average	Value of
	Number of	Exercise	Options
	Options	Price	Granted

	(In thousands)
Outstanding at January 1, 2002	4,645	$13.17
Granted	1,260	9.44	$5.56
Exercised	(394)	5.39
Forfeited	(1,605)	16.34

Outstanding at December 31, 2002	3,906	11.41
Granted	393	7.27	$3.86
Exercised	(163)	6.11
Forfeited	(807)	16.46

Outstanding at December 31, 2003	3,329	10.12
Granted	2,905	5.71	$3.12
Exercised	(220)	0.68
Forfeited	(1,331)	9.15

Outstanding at December 31, 2004	4,683	$8.00

      The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

		Weighted-
		Average
	Options	Exercise
	Exercisable	Price

	(In thousands)
December 31, 2002	2,278	$11.76
December 31, 2003	2,335	$10.12
December 31, 2004	2,502	$10.05

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth information regarding options outstanding at December 31, 2004:

				Weighted	Weighted
				Average	Average
			Weighted	Remaining	Exercise
		Number	Average	Contractual	Price for
Number of	Range of Exercise	Currently	Exercise	Life	Currently
Options	Prices	Exercisable	Price	(Years)	Exercisable

(In thousands)		(In thousands)
369	$ 0.46 – $ 4.44	52	$3.85	8.5	$3.52
889	4.67	137	4.67	9.7	4.67
659	4.69 – 5.90	120	5.56	9.2	5.45
482	6.02 – 7.63	258	6.63	8.1	6.67
541	7.69 – 7.94	375	7.76	8.7	7.79
421	8.04 – 9.92	302	9.03	6.1	8.99
279	10.06 – 10.91	228	10.77	6.6	10.78
558	11.25 – 12.13	553	11.93	5.1	11.93
226	12.49 – 12.88	226	12.57	6.1	12.57
180	12.90 – 18.31	174	15.30	5.7	15.34
80	19.00 – 42.97	77	23.98	5.3	23.56

4,683		2,502	$8.00		$10.05

      Stock Repurchases — On October 4, 2001, Lightbridge announced that its board of directors authorized the repurchase of up to 2 million shares of the Company’s common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001, depending on market conditions. On April 23, 2003, the board approved an expansion of the plan to authorize Lightbridge to purchase up to 4 million shares of the Company’s common stock at an aggregate price of up to $40 million through September 26, 2005. As of December 31, 2004, the Company had purchased approximately 2.5 million shares at a total cost of approximately $17.9 million since the inception of its repurchase program. There were no repurchases during the third or fourth quarters of 2004. The maximum number of shares that could yet be purchased under the plan was 1,452,862 at December 31, 2004.
      The following summarizes the purchases during 2004:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased as	of Shares that May
	of Shares	Paid per	Part of Publicly	yet be Purchased
Period	Purchased	Share	Announced Plan	under the Plan

January 1, 2004 to January 31, 2004	—	—	—	2,087,462
February 1, 2004 to February 29, 2004	—	—	—	2,087,462
March 1, 2004 to March 31, 2004	114,600	$6.69	114,600	1,972,862
April 1, 2004 to April 30, 2004	—	—	—	1,972,862
May 1, 2004 to May 31, 2004	520,000	$5.83	520,000	1,452,862
June 1, 2004 to December 31, 2004	—	—	—	1,452,862

Total	634,600	$5.99	634,600

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Common Stock Warrants — At December 31, 2004, pursuant to the Company’s acquisition of Coral Systems, Inc. in November 1997, there were warrants outstanding to purchase 9,682 shares of Lightbridge common stock at exercise prices ranging from $3.44 to $34.35. These warrants expired in February 2005.
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

10.	Income Taxes
      The income tax provision (benefit) for the years ended December 31 consisted of the following (in thousands):

	2004	2003	2002

Current:
Federal	$(777)	$(83)	$(1,933)
Foreign	1,562	—	—
State	(254)	76	98
Deferred:
Federal	6,806	(1,053)	1,697
State	1,014	(42)	35

Income tax provision (benefit)	$8,351	$(1,102)	$(103)

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to deferred tax assets at December 31 were as follows (in thousands):

	2004	2003	2002

Current Items:
Assets:
Allowance for doubtful accounts	$786	$1,024	$1,182
Capital loss carryforwards	192	—	—
Accrued expenses	1,482	1,178	1,327
Restructuring reserve	1,353	1,065	503
Less valuation allowance	(3,813)	—	—

Net current deferred tax assets	$—	$3,267	$3,012

Long-Term Items:
Assets:
Depreciation and amortization	$2,753	$1,894	$1,218
Acquisition costs	357	649	942
Intangible assets	325	625	1,461
Loss carryforwards	9,934	11,676	10,383
Foreign tax credit carry-forward	1,822	—	—
R&D tax credit carry-forward	5,699	1,840	—
Valuation allowance	(20,890)	(12,131)	(10,291)

Net long-term deferred tax assets	$—	$4,553	$3,713

      The net change in the valuation allowance for the years ended December 31, 2004, 2003 and 2002 was an increase (decrease) of approximately $12,572,000, $1,840,000 and $(612,000), respectively. At December 31, 2004, the Company had $43,967,000 of federal and state net operating loss carryforwards which expire, if unused, in years 2011 through 2018. At December 31, 2004, the Company had federal research and development credit carryforwards of $3,399,000 which expire, if unused, in years 2015 through 2022. At December 31, 2004, the Company had state research and development credit carryforwards of $2,300,000 which the Company can use for an indefinite period. In addition at December 31, 2004, the Company had foreign tax credit carryforwards for federal purposes of $1,822,000 which expire, if unused, in 2013. As a result of a liquidation of a subsidiary by the Company, certain tax attributes, including operating loss and research and development tax credit carryforwards of approximately $4.0 million, which were available to the Company at December 31, 2003 were no longer available at December 31, 2004.
      In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent fiscal years and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.
      After considering all available evidence, both positive and negative, regarding the ability to realize its deferred tax assets, the Company concluded that an increase to the valuation allowance for its deferred tax assets was required. In November 2004, the Company announced that it expects its future revenue from AT&T to decline significantly. This announcement had a considerable impact on the Company’s conclusion

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
regarding the realizability of its deferred tax assets. Accordingly, based on the Company’s best estimate, the Company recorded a non-cash charge of $7.8 million in the fourth quarter of 2004. If circumstances change such that the realization of the deferred tax assets is concluded to be more likely than not, the Company will record future income tax benefits at the time that such determination is made.
      The following is a reconciliation of income taxes at the federal statutory rate to the Company’s effective tax rate for the years ended December 31:

	2004	2003	2002

Statutory federal income tax rate	34%	34%	34%
State taxes, net of federal benefit	(1)	(1)	2
Foreign taxes	(27)	—	—
Foreign tax credits	31	—	—
Change in valuation allowance	(217)	72	(14)
Research & development credits	(52)	(62)	(23)
Change in tax exposure reserves	16	—	—
Effect of liquidation of a subsidiary on tax attributes	69	—	—
Other, net	3	(1)	(2)

Effective tax rate	(144)%	42%	(3)%

      The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, the Company often accrues charges for probable exposures. During the annual evaluation of tax positions for 2004, the Company decreased amounts previously accrued for probable exposures by approximately $792,000. At December 31, 2004, the Company believes it has appropriately accrued for probable exposures.

11.	Retirement Plan
      The Company has a 401(k) Retirement Plan. All employees of the Company are eligible to participate, subject to employment eligibility requirements. The Company pays a matching contribution of 50% up to the first 6% contributed by the employee. The Company’s 401(k) matching expense was approximately $990,000 $1,037,000 and $1,246,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

12.	Earnings Per Share (EPS)
      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the shares used to compute basic income per share to those used for diluted income per share is as follows for the years ended December 31 (in thousands):

	2004	2003	2002

Shares for basic computation	26,643	27,015	28,030
Options and warrants (treasury stock method)	—	—	403

Shares for diluted computation	26,643	27,015	28,433

      Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computation. Had such shares been included, shares for the diluted computation would have increased by approximately 3,009,000, 2,164,000 and 2,620,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computation in the years ended December 31, 2004 and 2003, as they are anti-dilutive due to the net losses recorded by the Company in those periods. Had such shares been included, the number of shares for the diluted computation for the year ended December 31, 2004 and 2003 would have increased by approximately 155,000 and 401,000, respectively.
13.     Worldcom, Inc. Settlement
      During the quarter ended September 30, 2004, the Company received a settlement payment of approximately $538,000 as a result of the WorldCom, Inc. bankruptcy proceedings for services provided to WorldCom in 2002. As part of the bankruptcy settlement, the Company also realized a one-time benefit of approximately $1.2 million related to the release from liability of amounts owed to WorldCom, Inc. and amounts that had been reserved for potential claims against the Company as part of the WorldCom, Inc. bankruptcy proceedings. Approximately $1.0 million of the benefit was recorded in general and administrative expenses and $0.2 million was included in transaction cost of revenues for 2004.

14.	Subsequent Events
      On January 28, 2005, the Company closed its call center facility in Broomfield, Colorado. The Broomfield, Colorado call center facility had been supporting the Company’s TDS operating segment. The work being performed at the facility has been transitioned to other Lightbridge call center facilities. In conjunction with the closure, the Company expects to record a restructuring charge of approximately $0.9 million in the first quarter of 2005, primarily relating to facility closing costs and employee severance and termination benefits.
      The Company plans to close its Fremont, California facility, where its Instant Conferencing business is located, effective March 31, 2005. In connection with the closure, the Company expects to record a restructuring charge in the first quarter of 2005 of approximately $0.3 million, primarily relating to employee severance and termination benefits. Lightbridge expects to continue to provide the services for GroupTalk, its Instant Conferencing product, under its agreement with America Online, Inc.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Data (Unaudited)

	Q1	Q2	Q3	Q4

	(In thousands, except per share amounts)
2004
Revenues	$29,625	$36,685	$34,273	$32,472
Gross profit	$13,559	$19,201	$16,814	$15,591
Income (loss) from operations	$(1,863)	$827	$(3,975)	$(1,967)
Net income (loss)	$(741)	$573	$(4,300)	$(9,676)
Basic and diluted earnings (loss) per share	$(0.03)	$0.02	$(0.16)	$(0.37)
2003
Revenues	$28,423	$31,299	$29,566	$30,690
Gross profit	$13,591	$15,953	$14,152	$14,333
Income (loss) from operations	$(916)	$(493)	$(2,743)	$294
Net income (loss)	$(357)	$(83)	$(1,893)	$884
Basic and diluted earnings (loss) per share	$(0.01)	$(0.00)	$(0.07)	$0.03
      In light of views expressed by the Securities and Exchange Commission on February 7, 2005 with respect accounting for operating leases, the Company recorded a fourth quarter 2004 adjustment related to tenant improvement allowances and rent holidays provided by landlords. The adjustment resulted in a cumulative $0.6 million increase in net loss attributable to prior interim periods in 2004. The Company believes the effect of the adjustment is not material to the year ended December 31, 2004 financial statements.