Form 10-Q
period 2005-03-31
LIGHTBRIDGE INC
filed 2005-05-10
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

     As of May 4, 2005, there were 26,612,816 shares of the registrant’s common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$40,250	$39,036
Short-term investments	8,612	12,589
Restricted cash	2,200	600
Accounts receivable, net	19,189	18,940
Other current assets	3,434	3,132

Total current assets	73,685	74,297

Property and equipment, net	15,654	16,978
Other assets, net	274	336
Goodwill	57,628	57,628
Intangible assets, net	20,539	21,247

Total assets	$167,780	$170,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,689	$7,300
Accrued compensation and benefits	4,405	5,073
Other accrued liabilities	4,116	4,113
Deferred rent	1,789	1,592
Deferred revenues	3,399	3,681
Funds due to merchants	6,033	5,558
Reserve for restructuring	2,925	3,383

Total current liabilities	28,356	30,700

Deferred rent, less current portion	2,464	2,709
Other long-term liabilities	217	149

Total liabilities	31,037	33,558

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,031,110 and 29,951,826 shares issued and 26,592,067 and 26,512,783 shares outstanding at March 31, 2005 and December 31, 2004, respectively	300	300
Additional paid-in capital	167,968	167,465
Warrants	—	206
Foreign currency translation	26	(184)
Accumulated deficit	(10,764)	(10,072)
Less: treasury stock, at cost	(20,787)	(20,787)

Total stockholders’ equity	136,743	136,928

Total liabilities and stockholders’ equity	$167,780	$170,486

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Transaction services	$25,655	$20,566
Consulting and maintenance services	3,450	5,573
Software licensing and hardware	1,535	3,486

Total revenues	30,640	29,625

Cost of revenues:
Transaction services	13,046	12,302
Consulting and maintenance services	1,814	2,245
Software licensing and hardware	486	1,519

Total cost of revenues	15,346	16,066

Gross profit:
Transaction services	12,609	8,264
Consulting and maintenance services	1,636	3,328
Software licensing and hardware	1,049	1,967

Total gross profit	15,294	13,559

Operating expenses:
Engineering and development	6,461	6,973
Sales and marketing	4,932	3,752
General and administrative	3,561	3,519
Purchased in-process research and development	—	679
Restructuring costs	870	499

Total operating expenses	15,824	15,422

Operating loss	(530)	(1,863)

Other income, net	278	352

Loss before income taxes	(252)	(1,511)
Income tax expense (benefit)	440	(770)

Net loss	$(692)	$(741)

Basic and diluted loss per common share	$(0.03)	$(0.03)

Shares used for computing basic and diluted loss per common share	26,562	26,950

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(692)	$(741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchased in-process research and development	—	679
Depreciation and amortization	2,746	1,787
Changes in assets and liabilities:
Accounts receivable	(249)	(1,044)
Other assets	(241)	1,003
Accounts payable and accrued liabilities	(2,730)	(1,311)
Funds due to merchants	475	—
Deferred rent	(48)	—
Deferred revenues	(282)	1,079
Other liabilities	68	(8)

Net cash provided by (used in) operating activities	(953)	1,444

Cash flows from investing activities:
Purchases of property and equipment	(727)	(1,038)
Restricted cash	(1,600)	—
Purchase of short-term investments	(1,561)	(26,335)
Proceeds from sales and maturities of short-term investments	5,538	83,608
Acquisition of Authorize.Net, less cash received	—	(78,562)

Net cash provided by (used in) investing activities	1,650	(22,327)

Cash flows from financing activities:
Proceeds from issuance of common stock	297	308
Repurchase of common stock	—	(774)

Net cash provided by (used in) financing activities	297	(466)

Effects of foreign exchange rate changes on cash and cash equivalents	220	—

Net increase (decrease) in cash and cash equivalents	1,214	(21,349)
Cash and cash equivalents, beginning of period	39,036	69,685

Cash and cash equivalents, end of period	$40,250	$48,336

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (collectively, “Lightbridge” or the “Company”). Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge’s financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge’s annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. BUSINESS ACQUISITION

     On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net Corp. (“Authorize.Net”) from InfoSpace, Inc. for $81.6 million in cash. In addition, the Company incurred approximately $2.0 million in acquisition related costs. Authorize.Net provides credit card and electronic check payment processing solutions to companies that process orders for goods and services over the Internet, by phone and mail, at retail locations and on wireless devices. Authorize.Net connects IP-enabled businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments. The results of operations of Authorize.Net have been included in the Company’s financial statements since the date of the acquisition. In connection with the Authorize.Net acquisition, the Company recorded a $679,000 charge during the first quarter of 2004 for two in-process research and development (“IPR&D”) projects. Please refer to the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004 for a complete description of this acquisition.

Pro forma financial information

     The following table presents the unaudited pro forma financial information of the Company including Authorize.Net for the three months ended March 31, 2004, as if the acquisition had occurred at the beginning of 2004, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include elimination of revenue associated with pre-acquisition deferred revenue of Authorize.Net, amortization of intangible assets, elimination of interest income associated with the cash purchase price of the acquisition and related income tax effects.

     The pro forma net loss for the three months ended March 31, 2004 excludes the expense of IPR&D of $679,000 related to the Authorize.Net acquisition due to its non-recurring nature. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated on January 1, 2004 (amounts in thousands, except per share amounts):

Pro forma net revenues	$37,432

Pro forma net income	$649

Pro forma net income per basic share	$0.02

Pro forma net income per diluted share	$0.02

Shares used for basic computation	26,950

Shares used for diluted computation	27,156

Goodwill impairment analysis

     In accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142), the Company is required to analyze the carrying value of goodwill and other intangible assets against the estimated fair value of those assets for possible impairment on an annual basis. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. Estimated fair value will generally be determined based on discounted cash flows. On March 31, 2005, the Company performed the annual impairment test for the goodwill balance of $57.6 million related to the acquisition of Authorize.Net. The Company used the discounted cash flow and market methodologies to determine the fair value of the reporting unit related to these intangible assets. The discounted cash flow methodology is based upon converting expected cash flows to present value. A comparison of the resulting fair value of the reporting unit to its carrying amount, including goodwill, indicated that the goodwill balance was not impaired as of March 31, 2005.

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

     The TDS segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and call center services to telecom and other companies. The Payment Processing segment offers a transaction processing system, under the Authorize.Net® brand, that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. The INS segment provides wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers as well as postpaid charging functionality and telecom calling card services. The Instant Conferencing segment provides managed instant conferencing services through its Lightbridge GroupTalk tm product. In the first quarter of 2005, the Company made the decision to no longer actively market or sell its GroupTalk tm product and took actions to outsource the continuing operations of its Instant Conferencing segment. The Company expects to continue to provide the services for GroupTalk under its agreement with America Online, Inc. (“AOL”). Within these four segments, performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments.

     As further described in Note 12 below, on April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which includes its PrePay IN product and related services, to Verisign, Inc. The sale is expected to close in the second quarter of 2005. In addition, as described in Note 12 below, the Company announced, on April 25, 2005, that it is evaluating strategic alternatives for its TDS business and has engaged investment bankers to investigate a range of possibilities for the TDS business.

     The Company does not allocate certain corporate or centralized marketing and general and administrative expenses to its business unit segments, because these activities are managed separately from the business units. Also, the Company does not allocate restructuring expenses and other non-recurring gains or charges to its business unit segments because the Company’s Chief Executive Officer evaluates the segment results exclusive of these items. Asset information by operating segment is not reported to or reviewed by the Company’s Chief Executive Officer and therefore the Company has not disclosed asset information for each operating segment.

     Financial information for each reportable segment for the three months ended March 31, 2005, and 2004 were as follows (amounts in thousands):

					Sub-total
Three Months Ended		Payment		Instant	Reportable	Reconciling		Consolidated
March 31, 2005	TDS	Processing	INS	Conferencing	Segments	Items		Total

Revenues	$17,073	$10,100	$3,467	$—	$30,640	$—		$30,640
Gross profit (loss)	5,872	7,805	1,932	(315)	15,294	—		15,294
Operating income (loss)	2,475	2,097	(529)	(887)	3,156	(3,686	)(1)	(530)
Depreciation and amortization	1,149	1,047	143	204	2,543	203	(2)	2,746

					Sub-total
Three Months Ended		Payment		Instant	Reportable	Reconciling		Consolidated
March 31, 2004	TDS	Processing	INS	Conferencing	Segments	Items		Total

Revenues	$23,809	$—	$5,816	$—	$29,625	$—		$29,625
Gross profit (loss)	10,434	—	3,141	(16)	13,559	—		13,559
Operating income (loss)	4,035	(679)	(37)	(1,072)	2,247	(4,110	)(1)	(1,863)
Depreciation and amortization	1,324	—	166	126	1,616	171	(2)	1,787

(1)	Reconciling items from segment operating income (loss) to consolidated operating income (loss) include the following:

	Three Months Ended March 31,
	2005	2004
Restructuring costs	$870	$499
Unallocated corporate and centralized marketing, general and administrative expenses	2,816	3,611

Total	$3,686	$4,110

(2)	Represent depreciation and amortization included in the unallocated corporate or centralized marketing, general and administrative expenses.

4. COMMITMENTS AND CONTINGENCIES

     At March 31, 2005, the Company was holding funds in the amount of $5.0 million on behalf of merchants utilizing Authorize.Net’s eCheck.Net product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Authorize.Net typically holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at March 31, 2005, the Company held funds in the amount of $1.0 million on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Credit card funds are held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

     In addition, the Company currently has $0.6 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of eCheck.Net transactions returned or charged back exceeds the balance on deposit with the financial institution. To date, the deposit has not been applied to offset any deficit balance, and management believes that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as Authorize.Net utilizes the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

     As of March 31, 2005, the Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company maintained a letter of credit in the amount of $1.6 million, as required for security under the lease for its headquarters. This letter of credit expires in January 2006.

     Leases — The Company has noncancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2011 and certain of them contain provisions for extension on substantially the same terms as are currently in effect.

     Future minimum payments under operating leases, including facilities affected by restructurings and the Company’s new headquarters lease, consisted of the following at March 31, 2005 (amounts in thousands):

Operating
Leases

Remainder of 2005	$3,498
2006	3,820
2007	3,013
2008	2,758
2009	2,108
Thereafter	3,526

Total minimum lease payments	$18,723

5. RESTRICTED CASH

     As of March 31, 2005, the Company has provided $1.6 million of cash as collateral for a letter of credit, which is required for security under an operating lease for its corporate headquarters. The letter of credit and this related collateral agreement expires in January 2006. In addition, as described in Note 4 above, the Company has $0.6 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution.

6. STOCK-BASED COMPENSATION

     The Company applies the intrinsic value method of accounting for stock options granted to employees. The Company accounts for stock options and awards to non-employees using the fair value method.

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

     Had the Company used the fair value method to measure such compensation expense associated with grants of stock options to employees, reported net loss and basic and diluted loss per share would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(692)	$(741)
Stock-based compensation recorded in net loss	—	—
Stock-based compensation measured using the fair value method	562	214

Net loss pro forma	$(1,254)	$(955)

Basic and diluted loss per share pro forma	$(0.05)	$(0.04)

     The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model for the three-month periods ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	2.8%	2.9% - 4.7%
Expected life of options grants	1 - 5 years	1 - 5 years
Expected volatility of underlying stock	68%	84%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	—	—

     It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

7. EARNINGS (LOSS) PER SHARE (EPS)

     Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

     Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for both periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 3,084,000 and 3,053,000 for the periods ended March 31, 2005 and 2004, respectively.

     In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computations for both periods presented, as they are anti-dilutive due to the net loss recorded by the Company in each period. Had such shares been included, the number of shares for the diluted computation would have increased by approximately 358,000 and 206,000 shares for the quarters ended March 31, 2005 and March 31, 2004, respectively.

8. RESTRUCTURING RESERVES

     In February 2005, the Company decided to outsource the operations of its Instant Conferencing Services business and close its Fremont, California facility, where its Instant Conferencing business was located, effective March 31, 2005. This action continued the streamlining of the operations of the Company and provides further reductions in expenses. Lightbridge expects to continue to provide the services for GroupTalk, its Instant Conferencing product, under an agreement with AOL. This action resulted in the termination of 7 employees as follows: 5 in engineering and development, 1 in sales and marketing and 1 in general and administrative. The Company recorded a restructuring charge of approximately $0.5 million relating to employee severance and termination benefits during the three months ended March 31, 2005. The Company anticipates that all costs related to this action will be paid by the end of 2005.

     The following summarizes the changes to the February 2005 restructuring reserve since it was accrued (amounts in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$—	$475	$—	$475

     In January 2005, the Company announced the closing its Broomfield, Colorado call center in order to take advantage of its other existing call center infrastructure and operate more efficiently. This action resulted in the termination of approximately 40 employees associated with product service and delivery at this location. The Company recorded a restructuring charge of approximately $0.4 million relating to facility closing costs and employee severance and termination benefits during the three months ended March 31, 2005. The Company anticipates that the severance costs related to this action will be paid by the end of 2005, and the Company anticipates that all other costs relating to this action, consisting principally of lease obligations on unused space, net of estimated sublease income, will be paid by the end of 2008.

     The following summarizes the changes to the January 2005 restructuring reserve since it was accrued (amounts in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$—	$70	$37	$33
Facility closing and related costs	—	302	32	270

Total	$—	$372	$69	$303

     In December 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action followed the Company’s announcement of an anticipated revenue reduction as a result of the acquisition of AT&T Wireless Services, Inc. by Cingular Wireless LLC. This action resulted in the termination of 38 employees, in the Company’s corporate offices in Burlington, Massachusetts as follows: 16 in product and service delivery, 11 in engineering and development, 10 in sales and marketing and 1 in general and administrative. The Company recorded a restructuring charge of approximately $1.4 million relating to employee severance and termination benefits during the three months ended December 31, 2004. Additionally, subsequent to its acquisition of Authorize.Net the Company relocated its offices in Bellevue, Washington and the remaining rent paid of $0.2 million on the vacated space was included in restructuring charges during the three months ended December 31, 2004. The Company anticipates that costs related to these actions will be paid by the end of 2005.

     The following summarizes the changes to the December 2004 restructuring reserve since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$1,364	$27	$761	$630

     In October 2004, the Company announced a restructuring of its business in accordance with the sale of the Fraud Centurion product suite to Subex Systems Limited. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of 9 employees in the Company’s Broomfield, Colorado location as follows: 2 in product and service delivery, and 7 in engineering and development. The Company recorded a restructuring charge of approximately $0.2 million relating to employee severance and termination benefits during the three months ended December 31, 2004. The Company anticipates that all costs related to this action will be paid by the end of 2005.

     The following summarizes the changes to the October 2004 restructuring reserve since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$25	$(1)	$4	$20

     In September 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of 64 employees and 2 contractors in the Company’s corporate offices in Burlington, Massachusetts and its Broomfield, Colorado location as follows: 12 in product and service delivery, 16 in engineering and development, 25 in sales and marketing and 13 in general and administrative. The Company recorded a restructuring charge of approximately $2.1 million relating to employee severance and termination benefits during the three months ended September 30, 2004. The Company anticipates that all costs related to this action will be paid by the end of 2005.

     The following summarizes the changes to the September 2004 restructuring reserve since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$835	$(10)	$244	$581

     In January 2004, the Company announced a reorganization of its internal business operations. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of 10 individuals in the Company’s corporate office in Burlington, Massachusetts. The Company recorded a restructuring charge of approximately $0.5 million relating to employee severance and termination benefits during the three months ended March 31, 2004. All costs related to this action were paid by the end of the first quarter of 2005.

     The following summarizes the changes to the January 2004 restructuring reserves since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$5	$(1)	$4	$—

     In June 2003, the Company announced that it would be closing its Irvine, California facility, transferring certain employment positions to its Broomfield, Colorado facility and reducing its headcount by an estimated 70 employees as follows: 16 in product and service delivery, 30 in development, 13 in sales and marketing and 11 in general and administrative. During the three months ended June 30, 2003, the Company recorded a restructuring charge of approximately $0.7 million relating primarily to employee severance and termination benefits. During the three months ended September 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $3.3 million, consisting of $1.1 million for employee severance and termination benefits, $1.7 million in future lease obligations for unused facilities and $0.5 million for capital equipment write-offs. In the quarter ended December 31, 2003, the Company recorded an additional restructuring charge of $0.1 million related to future lease obligations and employee severance and termination benefits. The capital equipment write-offs and a majority of severance costs related to this restructuring were incurred by the end of 2003, and the Company anticipates that all other costs related to this action, consisting principally of lease obligations on unused space, will be paid by the end of 2006.

     The following summarizes the changes to the June 2003 restructuring reserves since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2004	Accrued	Utilized	2005

Facility closing and related costs	$868	$11	$161	$718

     In March 2003, the Company announced that it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $0.1 million relating to employee severance and termination benefits. In the quarter ended June 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs. The capital equipment write-offs and all of the severance costs related to this restructuring were incurred by the end of 2003 and all other costs relating to this action have been paid by the end of the first quarter of 2005.

     The following summarizes the changes to the March 2003 restructuring reserves since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2004	Accrued	Utilized	2005

Facility closing and related costs	$3	$(3)	$—	$—

     In June 2002, the Company announced that it was reducing its workforce by seven percent and consolidating its Waltham, Massachusetts call center operations into its Lynn, Massachusetts and Broomfield, Colorado facilities by the end of 2002. The Company recorded a restructuring charge of approximately $3.6 million, consisting of $1.6 million relating to employee severance and termination benefits, $1.3 million for facilities reductions including lease obligations, utilities and security costs on unused space and $0.7 million for capital equipment write-offs associated with these measures. The restructuring plan resulted in the termination of 65 personnel as follows: 25 in product and service delivery, 22 in development, 11 in sales and marketing and 7 in general and administrative. The capital equipment write-offs and a majority of severance costs related to this action were incurred by the end of 2002, and the Company anticipates that all other costs relating to this action, consisting principally of lease obligations on unused space, will be paid by the end of 2005.

     The following summarizes the changes to the June 2002 restructuring reserves since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2004	Accrued	Utilized	2005

Facility closing and related costs	$283	$—	$85	$198

9. PROVISION FOR (BENEFIT FROM) INCOME TAXES

     The Company provides for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the three months ended March 31, 2005 of $0.4 million includes a full valuation allowance for federal and state net operating loss carryforwards expected in 2005 and a provision for foreign taxes. The Company has not reflected the sale of its INS business (described in Note 12 below) in its full-year projected taxable income as of March 31, 2005. Upon the consummation of the transaction, the event will be reflected in the full-year projected taxable income analysis. The Company expects the transaction will be consummated in the second quarter of 2005. The income tax provision for the three months ended March 31, 2004 reflects a net benefit of $0.8 million which consists of an income tax benefit at an annual effective tax rate of 32.0%, as well as a $0.3 million tax benefit related to the recognition of prior years’ research and development tax credits.

10. COMPREHENSIVE LOSS

     The amounts that comprise comprehensive loss for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(692)	$(741)
Other comprehensive income:
Foreign currency gain	210	—

Comprehensive loss	$(482)	$(741)

11. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method.

12. SUBSEQUENT EVENTS

     On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which includes its PrePay IN product and related services, to VeriSign, Inc. for $17.45 million in cash plus assumption of certain contractual liabilities. The sale is expected to close in the second quarter of 2005. The operating results and financial condition of the INS segment have been included as part of the financial results from continuing operations in the accompanying consolidated financial statements since the disposal of the INS business was not probable as of March 31, 2005. Commencing in the second quarter of 2005, the financial condition and results of the INS segment will be presented as a discontinued operation whereby revenue and expenses of the INS segment will be aggregated and presented as a single line in the consolidated statements of operations following income from continuing operations. Comparative prior period amounts will be presented in a similar manner. The Company expects to record a significant gain on the disposal of its INS business, which will be presented as a gain on disposal of discontinued operations upon closing of the sale.

     Also on April 25, 2005, the Company announced that it is evaluating strategic alternatives for its TDS business and has engaged investment bankers to investigate a range of possibilities for the TDS business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth under the heading “Risk Factors” below that may cause the actual results, performance and achievements of Lightbridge to differ materially from those indicated by the forward-looking statements. Lightbridge undertakes no obligation to update any forward-looking statements it makes.

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

Critical Accounting Policies and Estimates

     Lightbridge has identified and discussed certain critical accounting policies and estimates in its Annual Report on Form 10-K for the year ended December 31, 2004. The Company did not modify its critical accounting policies during the quarter ended March 31, 2005. Those policies and estimates have been applied in the preparation of the Company’s financial statements included in this Quarterly Report on Form 10-Q.

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

     Our transaction service revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of services for those subscribers, and from the processing of payment transactions for merchants. We have expanded our telecommunications transactions offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers’ existing accounts, interfacing with carrier and third-party systems and providing call center services. We also offer transaction services to screen and authenticate the identity of users engaged in online transactions. Our transaction-based solutions provide multiple, remote, systems access for workflow management, along with centrally-managed client-specified business policies, and links to client and third-party systems. Transaction services are provided through contracts with carriers and others, which specify the services to be utilized and the markets to be served. Our clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume and type of transactions, the number and type of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of transactions processed varies depending on seasonal and retail trends, the success of the carriers and others utilizing our services in attracting subscribers and the markets served by our clients. Transaction revenues are recognized in the period in which the services are performed.

     Transaction services revenues related to payment processing are derived from our credit card processing and ACH processing services, and other services (collectively, “payment processing services”), per-transaction fees, gateway fees and set-up fees. Payment processing services revenue is based on a fee per transaction and is recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our payment processing services. Although these fees are generally paid to us at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. Commissions paid to outside sales partners are recorded in sales and marketing expense in our statements of operations.

     We also offer instant voice conferencing transaction services through our GroupTalk offering. No significant revenues have been recognized from our GroupTalk offering to date and the Instant Conferencing business segment is not expected to generate significant revenues in 2005. On March 31, 2005, we closed our Fremont, California facility, where our Instant Conferencing business is located.

We expect to continue to provide the services for GroupTalk, our Instant Conferencing product, under our agreement with America Online, Inc. (AOL).

     Our consulting revenues are derived principally from providing solution development and deployment services and business advisory consulting in the areas of customer acquisition and retention, authentication, prepay billing and risk management. The majority of consulting engagements are performed on a time-and-materials basis and revenues from these engagements are generally recognized as the services are performed. When we perform work under a fixed-fee arrangement, revenues are generally recognized as services are performed. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement.

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

     On March 31, 2004, we acquired all of the outstanding stock of Authorize.Net from InfoSpace Inc., for $81.6 million in cash and we incurred approximately $2.0 million in acquisition related transaction costs. Authorize.Net is a provider of payment solutions for online customer transactions. The Authorize.Net payment gateway provides credit card and electronic check solutions to companies that process orders for goods and services over the Internet, by phone and mail, at retail locations and on wireless devices. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments.

     In November 2004, we announced that we expected that our future revenues from AT&T Wireless Services, Inc. (AT&T Wireless) will decline significantly as a result of the acquisition of AT&T Wireless by Cingular Wireless LLC. As a result of the acquisition, AT&T Wireless’ customer activations will transition from our system to Cingular’s internal system and we do not expect that AT&T Wireless will be a significant customer in 2005. Our services agreements with Sprint and Nextel expire on December 31, 2006. On December 15, 2004, Sprint and Nextel announced that their respective Boards of Directors had approved a definitive agreement for a merger of the two companies. We are unable to predict the effect of the merger of Nextel and Sprint on our relationship with either customer including, without limitation, the timing or extent of any reductions in applications processed or other services provided under our contracts with those customers. It is possible that Sprint or Nextel could elect not to renew their agreements, to reduce the volume of products and services they purchase from the Company or to request significant changes to the pricing or other terms in any renewal agreement. Additionally, a significant portion of our revenues from our PrePay billing system is generated through distribution agreements with Ericsson and Nortel Networks. A loss of one or more of these major clients, a decrease in orders by one or more of these clients or a change in the combination of products and services they obtain from us would adversely affect our revenues, margins and net income.

     On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our Intelligent Network Solutions (INS) business, which includes our PrePay IN product and related services, to VeriSign, Inc. for $17.45 million in cash plus assumption of certain contractual liabilities. The sale is expected to close in the second quarter of 2005. The operating results and financial condition of our INS segment have been included as part of our financial results from continuing operations in the accompanying consolidated financial statements since the disposal of our INS business was not probable as of March 31, 2005. Commencing in the second quarter of 2005, the financial condition and results of our INS segment will be presented as a discontinued operation, whereby revenue and expenses of our INS segment will be aggregated and presented as a single line in the consolidated statements of operations following income from continuing operations. Comparative prior period amounts will be presented in a similar manner. We expect to record a significant gain on the disposal of our INS business, which will be presented as a gain on disposal of discontinued operations, upon closing of the sale.

     Also on April 25, 2005, we announced that we are evaluating strategic alternatives for our Telecom Decisioning Services business and have engaged investment bankers to investigate a range of possibilities for our TDS business.

Operating Segments

     As a result of our corporate reorganization efforts during 2004, we changed our previously-reported operating segments effective in the fourth quarter of 2004. All prior period segment financial information has been restated to conform to the current presentation. Based upon the way financial information is provided to our chief operating decision maker, the Chief Executive Officer, for use in evaluating allocation of resources and assessing performance of the business, we now report our operations in four distinct operating segments: Payment Processing Services (Payment Processing), Telecom Decisioning Services (TDS), Intelligent Network Solutions (INS) and Instant Conferencing Services (Instant Conferencing).

     The Payment Processing segment offers a transaction processing system, under the Authorize.Net® brand, that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. The TDS segment provides customer qualification, risk assessment, fraud screening, consulting services and call center services to telecommunications and other companies. The INS segment provides wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers as well as postpaid charging functionality and telecom calling card services. The Instant Conferencing segment provides managed instant conferencing services through our GroupTalk tm product. Within these four segments, performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments.

     As described above, on April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, to Verisign, Inc. We also announced that we are evaluating strategic alternatives for our TDS business and have engaged investment bankers to investigate a range of possibilities for the TDS business.

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

     The historical operating results associated with our RMS product, which we no longer actively market or sell, are included in our TDS segment. The historical operating results associated with our PhonePrint product, which we no longer actively market or sell, and our Fraud Centurion products, which we sold to Subex Systems, Limited – NJ (Subex) in 2004, are included in our INS segment. The historical operating results associated with our Mobile Data Manager product, which we no longer actively market or sell, are included in our Instant Conferencing segment.

Results Of Operations

Quarter Ended March 31, 2005 Compared with Quarter Ended March 31, 2004.

     Revenues. Revenues and certain revenue comparisons for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Transaction services	$25,655	$20,566	$5,089	24.7%
Consulting and maintenance services	3,450	5,573	(2,123)	(38.1)
Software licensing and hardware	1,535	3,486	(1,951)	(56.0)

Total	$30,640	$29,625	$1,015	3.4%

     The increase in transaction services revenues was due primarily to the acquisition of Authorize.Net on March 31, 2004, which contributed $10.1 million of revenue in the quarter ended March 31, 2005. Authorize.Net’s revenues for the quarter have increased 20% compared to the same period in 2004, as reported by Authorize.Net’s former owner, InfoSpace, Inc. The increased revenues are the result of an increase in the number of merchant customers and increased volume of transactions processed. The increased revenue related to the acquisition of Authorize.Net was partially offset by a $5.0 million decline in transactions services revenues in our TDS segment. The decline in TDS transaction services revenues was primarily a result of a $3.4 million reduction in transaction fees charged to AT&T Wireless, as well as an unfavorable change in the mix of services provided and a 4% decrease in the volume of subscriber applications processed for clients other than AT&T Wireless.

     In the near term, we expect transaction services revenue from Authorize.Net to continue to increase. However, we expect transaction services revenue associated with our TDS segment to decline from the first quarter level as a result of declining revenues from Cingular / AT&T Wireless, and continued price pressures. We do not expect AT&T Wireless to contribute significant revenues in the quarter ending June 30, 2005. We expect TDS transaction services revenues to continue to reflect the industry’s rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). We believe that transaction revenues in future periods will continue to be impacted by changes in the demand for our transaction offerings, changes in the combination of services purchased by clients, carrier consolidation including the proposed merger of Sprint and Nextel (which represented a combined $9.6 million of our transaction services revenues in the first quarter of 2005), and competitive pricing pressures.

     The decrease in consulting and maintenance services revenues of $2.1 million was principally due to a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product and the sale of our Fraud Centurion product. Consulting and maintenance services revenues associated with these products were $1.5 million lower in the quarter ended March 31, 2005 than in the same quarter of the preceding year. Additionally, consulting and maintenance services revenues from AT&T Wireless declined $1.0 million in the quarter ended March 31, 2005 as compared with the prior year, but an increase in consulting and maintenance services revenues associated with our PrePay product line during the same period partially mitigated this impact.

     The decline in software licensing and hardware revenues of $1.9 million in the quarter ended March 31, 2005 as compared to the same period in 2004 was largely due to a decrease in revenue associated with new PrePay clients, partially offset by higher software license growth fees associated with existing PrePay clients.

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

     Cost of revenues, gross profit and certain comparisons for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Cost of revenues:
Transaction services	$13,046	$12,302	$744	6.0%
Consulting and maintenance services	1,814	2,245	(431)	(19.2)
Software licensing and hardware	486	1,519	(1,033)	(68.0)

Total cost of revenues	$15,346	$16,066	$(720)	(4.5)%

Gross profit:
Transaction services $	$12,609	$8,264	$4,345	52.6%
Transaction services %	49.1%	40.2%
Consulting and maintenance services $	$1,636	$3,328	$(1,692)	(50.8)%
Consulting and maintenance services %	47.4%	59.7%
Software licensing and hardware $	$1,049	$1,967	$(918)	(46.7)%
Software licensing and hardware %	68.3%	56.4%

Total gross profit $	$15,294	$13,559	$1,735	12.8%

Total gross profit %	49.9%	45.8%

     Transaction services cost of revenues increased by $0.7 million in the quarter ended March 31, 2005 from the prior year. Costs of revenues associated with our Authorize.Net business, which were not included in our results for the first quarter of 2004, accounted for a $2.3 million spending increase in the first quarter of 2005 in comparison with the same period in 2004. In our TDS business, spending decreased in our call centers as a result of the closing of our Broomfield, Colorado call center, and the staffing shift from this site to our Liverpool, Nova Scotia call center. We also realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T Wireless, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and headcount-related savings resulting from our 2004 restructuring activities. Transaction services gross profit and gross profit percentage increased primarily as a result of the acquisition of Authorize.Net on March 31, 2004. Authorize.Net contributed $7.8 million to the transaction services gross profit amount. This was partially offset by a decrease in the transaction services gross profit related to our TDS segment, where the revenue reduction exceeded the cost of sales expense reduction. Authorize.Net generates a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage in the quarter ending March 31, 2005 than in the same quarter of 2004.

     Consulting and maintenance services cost of revenues decreased by $0.4 million in the first quarter of 2005 in comparison with the same period in 2004. This decrease was attributable to a reduction in headcount associated with the September and December 2004 restructurings, and the sale of our Fraud Centurion product to Subex in October 2004. Consulting and maintenance services gross profit and gross profit percentage decreased in the first quarter of 2005 due to lower revenues related to our RMS product line, the sale of our Fraud Centurion product line and from a reduction in services provided to AT&T Wireless.

     Software licensing and hardware cost of revenues decreased by $1.0 million in the first quarter of 2005 in comparison with the prior year. This decrease was attributable to a reduction in hardware costs, as a result of lower hardware sales. Software licensing and hardware gross profit decreased in the quarter ended March 31, 2005 as a result of lower revenues, but gross profit percentage increased as a result of a higher percentage of revenue coming from higher-margin software revenue, rather than lower-margin hardware revenue. The gross profit percentage earned by us can vary significantly based on discounts given on individual transactions and the mix of software and hardware revenues.

     We expect that fluctuations in gross profit may occur in future periods primarily because of a change in the mix of revenue generated from our revenue components, and also because of competitive pricing pressures.

     Operating Expenses. Operating expenses and certain operating expense comparisons for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Engineering and development	$6,461	$6,973	$(512)	(7.3)%
Sales and marketing	4,932	3,752	1,180	31.4
General and administrative	3,561	3,519	42	1.2
Purchased in-process research and development	—	679	(679)	(100.0)
Restructuring	870	499	371	74.3

Total	$15,824	$15,422	$402	2.6%

     Engineering and Development. Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The $0.5 million decrease in engineering and development expenses for the quarter ended March 31, 2005 as compared with the same quarter in 2004 was primarily due to cost savings associated with the 2004 restructuring activities, our decision to cease new development and enhancement of our RMS software product, and our sale of the Fraud Centurion product to Subex. These savings were partially offset by the addition of Authorize.Net, the expenses from which are included in our results beginning on April 1, 2004. Authorize.Net represented $1.2 million of engineering and development expenses in first quarter 2005 results. Engineering and development expenses as a percentage of total revenues decreased for the first quarter of 2005 as a result of increased revenues and lower spending.

     We expect engineering and development expenses for the quarter ending June 30, 2005 to be lower than in the previous quarter as a result of the anticipated sale of our INS business to VeriSign.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. For Authorize.Net, sales and marketing expenses also include commissions paid to outside sales partners. The increase in sales and marketing expenses in the quarter ended March 31, 2005, in absolute dollars and as a percentage of revenue, was due to the addition of Authorize.Net and the related sales partner commissions included in sales and marketing expense. Authorize.Net represented $3.9 million of sales and marketing expenses in the first quarter of 2005 results. This increase was partially offset by reductions in marketing costs for the other portions of our business as a result of reduced sales and marketing headcount resulting from our 2004 restructuring activities, and reduced sales and marketing program spending as compared with the first quarter of 2004.

     We expect that sales and marketing expenses in the second quarter of 2005 will be down slightly from the previous quarter as savings associated with the anticipated sale of our INS business to VeriSign will be partially offset by spending growth associated with our Authorize.Net business. In future quarters, we expect sales and marketing expenses to increase with growth in Authorize.Net’s revenues as a result of sales partner commissions associated with these revenues.

     General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. General and administrative expenses were largely unchanged in the first quarter of 2005 relative to the same quarter of 2004. The inclusion of Authorize.Net expenditures beginning on April 1, 2004, resulted in a $0.6 million increase in general and administrative expenses for the first quarter of 2005 relative to the same quarter in the prior year. Lower general and administrative expenses in other areas of the business, reflecting savings associated with our 2004 restructuring activities and reduced program spending offset higher spending associated with Authorize.Net.

     We do not expect significant changes in the level of general and administrative expenses in the quarter ending June 30, 2005.

     Purchased In-Process Research and Development (“IPR&D”). In connection with the Authorize.Net acquisition, we recorded a $0.7 million charge during the first quarter of 2004 for two IPR&D projects. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a complete description of this IPR&D charge. There were no IPR&D charges recorded during the three months ended March 31, 2005.

     Restructuring. During the quarter ended March 31, 2005, we recorded a $0.5 million charge related to our decision to outsource the operations of our Instant Conferencing Services business and close our Fremont, California facility, where our Instant Conferencing business was located, effective March 31, 2005. The charge consisted of employee severance and termination benefits, which we anticipate will be paid by the end of 2005. We also recorded a $0.4 million restructuring charge in the first quarter of 2005 related to our decision to close our Broomfield, Colorado call center. The charge consisted of facility closing costs and employee severance and termination benefits. We expect that the employee severance and termination benefits will be paid by the end of 2005 while the facility closing costs, consisting principally of unused space, net of estimated sublease income, will be paid by the end of 2008.

     During the quarter ended March 31, 2004, restructuring charges primarily consisted of a $0.5 million charge related to a reorganization of our internal business operations at our corporate office in Burlington, Massachusetts. This charge consisted of employee severance and termination benefits. All costs related to this action were paid by the end of the first quarter of 2005.

     Please refer to Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a complete description of these charges.

     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net decreased by $0.1 million in the quarter ended March 31, 2005 in comparison with the same period in 2004 primarily due to a decline in our cash and short-term investments balance as a result of the payment of the purchase price for the acquisition of Authorize.Net.

     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the three months ended March 31, 2005 of $0.4 million includes a full valuation allowance for federal and state net operating loss carryforwards expected in 2005 and a provision for foreign taxes. We have not reflected the expected sale of our INS business (described above) in our full-year projected taxable income as of March 31, 2005. Upon consummation of this transaction, this event will be reflected in the full-year projected taxable income analysis. We expect the transaction will be consummated in the second quarter of 2005. The income tax provision for the three months ended March 31, 2004 reflects a net benefit of $0.8 million which consists of an income tax benefit at an annual effective tax rate of 32.0%, as well as a $0.3 million tax benefit related to the recognition of prior years’ research and development tax credits.

     Results by Operating Segment. Certain operating results and comparisons by operating segment for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	$	%
	2005	2004	Difference	Difference
		(Dollars in thousands)
Revenues:
TDS	$17,073	$23,809	$(6,736)	(28.3)%
Payment Processing	10,100	—	10,100	—
INS	3,467	5,816	(2,349)	(40.4)
Instant Conferencing	—	—	—	—

Total	$30,640	$29,625	$1,015	3.4%

Gross Profit (Loss):
TDS $	$5,872	$10,434	$(4,562)	(43.7)%
TDS %	34.4%	43.8%
Payment Processing $	$7,805	$—	$7,805	—%
Payment Processing %	77.3%	—%
INS $	$1,932	$3,141	$(1,209)	(38.5)%
INS %	55.7%	54.0%
Instant Conferencing $	$(315)	$(16)	$(299)	(1,868.8)%
Instant Conferencing %	—%	—%

Total gross profit $	$15,294	$13,559	$1,735	12.8%

Total gross profit %	49.9%	45.8%

Operating Income (Loss):
TDS	$2,475	$4,035	$(1,560)	(38.7)%
Payment Processing	2,097	(679)	2,776	408.8
INS	(529)	(37)	(492)	(1,329.7)
Instant Conferencing	(887)	(1,072)	185	17.3

Total segment operating income	$3,156	$2,247	$909	40.5%

Reconciling items(1)	(3,686)	(4,110)
Total operating loss	$(530)	$(1,863)

(1)	Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.

     Revenues by Operating Segment

     TDS. The decline in TDS revenues was primarily a result of a $4.4 million reduction in revenue from AT&T Wireless, as well as a 4% decrease in the volume of subscriber applications processed for other clients, an unfavorable change in the mix of services provided, and a reduction in revenue from our RMS product line.

     Payment Processing. We began recording Payment Processing revenues as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. Authorize.Net’s revenues for the quarter have increased 20% compared to the same period in

2004, as reported by Authorize.Net’s former owner, InfoSpace, Inc. The increased revenues are the result of an increase in the number of merchant customers and increased volume of transactions processed.

     INS. Revenues decreased by $2.3 million in the quarter ended March 31, 2005 as compared with the same quarter of 2004. On October 1, 2004 Lightbridge sold its Fraud Centurion product line, which generated $1.2 million in INS revenues in the first quarter of 2004. In addition, revenue associated with software and hardware sales to new PrePay clients decreased, and this decline was partially offset by higher software growth fees associated with existing PrePay clients.

     Instant Conferencing. We did not record any revenues from this segment in either period.

     Gross Profit (Loss) by Operating Segment

     TDS. The decline in TDS gross profit was a result of lower revenue, an unfavorable change in the mix of services provided, and a reduction in revenue from our RMS product line. The impact of the revenue decline was partially mitigated by a $2.2 million expense reduction. Spending decreased in our call centers as a result of the closing of our Broomfield, Colorado call center, and the staffing shift from this site to our Liverpool, Nova Scotia call center. We also realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T Wireless, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and headcount-related savings resultant from our 2004 restructuring activities.

     Payment Processing. Lightbridge began recording Payment Processing results as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. We expect gross profit generated by our Payment Processing Segment to represent a larger portion of our total gross profit in the second quarter of 2005 as compared with the same quarter of 2004.

     INS. The reduction in INS gross profit is largely the result of lower software license fees associated with sales to new clients.

     Instant Conferencing. The reduction in the Instant Conferencing gross profit reflects spending to support our relationship with AOL, which began using the product in the second quarter of 2004.

     Operating Income (Loss) by Operating Segment.

     TDS. The decline in TDS operating income reflects the impact of reduced revenues, partially offset by spending reductions resulting from our 2004 restructuring activities.

     Payment Processing. We began recording Payment Processing results as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. We expect the operating income generated by our Payment Processing Segment to become a larger portion of our total segment operating income in the second quarter of 2005 as compared with the same period in 2004.

     INS. The increase in INS operating loss is largely the result of lower software license fees associated with sales to new clients, partially offset by savings associated with our 2004 restructuring initiatives and the sale of our Fraud Centurion Product line to Subex in October 2004.

     Instant Conferencing. The decrease in Instant Conferencing operating loss reflects lower operating expenses following the 2004 restructuring activities, partially offset by increased cost of sales expenses to support our relationship with AOL, which began using the product in the second quarter of 2004. We expect the operating loss in our Instant Conferencing segment to decrease in 2005 as compared with 2004 as a result of restructuring initiatives undertaken in 2004 and the first quarter of 2005.

Liquidity and Capital Resources

     As of March 31, 2005, we had cash and cash equivalents, short-term investments and restricted cash of $51.1 million. We believe that our current cash and short-term investment balances will be sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, additional acquisitions or investments, divestitures, restructuring or obligations associated with the closure of products or facilities, and the sustained profitability of the our operations.

     During the first three months of 2005, we used cash in operating activities of approximately $2.6 million and generated $3.3 million and $0.3 million in investing and financing activities, respectively. During the first three months of 2005, our accounts payable and accrued compensation and benefits decreased by a combined $2.3 million primarily related to the payment of 2004 bonuses and the timing of payments to certain significant vendors. Also included in cash used in operating activities for the three months ended March 31, 2005, was $1.6 million provided as restricted cash to collateralize a letter of credit supporting the operating lease for our corporate headquarters.

     Our capital expenditures totaled $0.7 million for the quarter ended March 31, 2005. The capital expenditures during this period were principally associated with our service delivery infrastructure and computer equipment for software development activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2011.

     Future minimum payments under operating leases, including facilities affected by restructurings, consisted of the following at March 31, 2005 (amounts in thousands):

Operating
Leases

Remainder of 2005	$3,498
2006	3,820
2007	3,013
2008	2,758
2009	2,108
Thereafter	3,526

Total minimum lease payments	$18,723

     At March 31, 2005, we were holding funds in the amount of $5.0 million on behalf of merchants utilizing Authorize.Net’s eCheck.Net product. The funds are included in cash and cash equivalents and funds due to merchants on our consolidated balance sheet. Authorize.Net holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at March 31, 2005, we held funds in the amount of $1.0 million for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on our consolidated balance sheet. Credit card funds are held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

     In addition, we currently have $0.6 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of eCheck.Net transactions returned or charged back exceeds the balance on deposit with the financial institution. To date, the deposit has not been applied to offset any deficit balance, and we believe that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as we utilize the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

     Our primary contractual obligations and commercial commitments are under operating leases and a letter of credit. We maintained a letter of credit in the amount of $1.0 million, which expired in January 2005, as required for security under the lease for our headquarters. This letter of credit was renewed in January 2005 in the amount of $1.6 million and extends through January 2006. In January 2005, we provided $1.6 million of cash as collateral for the renewed letter of credit.

Inflation

     Although certain of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after December 15, 2005. We are evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method.

Risk Factors

If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly.

     On April 25, 2005, we announced that we engaged investment bankers to explore strategic alternatives for our TDS business. Our revenues are concentrated among a few major clients. Our 10 largest clients accounted for approximately 61% of our total revenues in the quarter ended March 31, 2005. Although our client concentration has declined, we expect that most of our revenues will continue to come from a relatively small number of clients for the foreseeable future. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, acquisitions, or as the result of the perceived quality or cost-effectiveness of our products or services. Our services agreements with Sprint Spectrum L.P. (“Sprint”), and Nextel Operations, Inc. (“Nextel”) expire on December 31, 2006. Our services agreement with AT&T Wireless Services, Inc. AT&T expires on April 1, 2009, but is subject to earlier termination upon twelve months’ notice and designated services upon notice. In February 2004, Cingular Wireless LLC (“Cingular”) announced an agreement to acquire AT&T and in October 2004, Cingular announced that it had completed its merger with AT&T. Cingular is not presently a client of Lightbridge. As a result of the acquisition of AT&T, we do not expect that client to generate significant revenue in the remainder of 2005. On December 15, 2004, Sprint and Nextel announced that their respective Boards of Directors had approved a definitive agreement for a merger of the two companies. We are unable to predict the effect of the merger of Nextel and Sprint on our relationship with either client including without limitation the timing or extent of any reductions in applications processed or other services provided under our contracts with those clients. It is possible that Sprint and/or Nextel could elect not to renew their agreements, to reduce the volume of products and services they purchase from us or to request significant changes to the pricing or other terms in any renewal agreement. The loss of Sprint and/or Nextel or any of our other major clients would cause sales to fall below expectations and materially reduce our revenues, margins and net income and adversely affect our business.

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

Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.

     Authorize.Net distributes its service offerings primarily through outside sales partners. Authorize.Net’s revenues are derived predominantly through relationships with distribution partners. In addition, the PrePay billing system is currently marketed primarily through distribution agreements with Ericsson and Nortel. Ericsson has been the source of substantially all of our revenue derived from the PrePay billing system in recent years. Our agreement with Ericsson may be terminated by either party on 180 days’ notice to the other. In connection with our TDS business, we have also entered into a business alliance with VeriSign, Inc. (“VeriSign”) to assist us in penetrating the online transaction market.

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

Our Exploration of Strategic Alternatives for Our Non-Core Businesses Including the Disposition of our INS Business May Prove Unsuccessful or May Otherwise Have a Material Adverse Effect on Our Ability to Conduct Business, Our Operations and Our Financial Condition.

     We are taking steps to streamline operations and sharpen our strategic focus. We recently announced that we entered into an asset purchase agreement to sell our INS business to Verisign, Inc. and that we are exploring strategic options for our TDS business.

     We can offer no assurances that we will be able to locate potential strategic partners for the TDS business or will be able to consummate any transactions with potential strategic partners we do locate, including with respect to the INS business, VeriSign, Inc. Our pursuit of strategic initiatives may prove unsuccessful or may otherwise have a material adverse effect on our ability to conduct business, our operations and our financial condition. For example, we may not always be able to obtain the optimal price for assets and businesses we choose to sell or may receive a price that is substantially lower than the investments made for the assets or businesses being disposed of. In addition, our continuing operations may suffer as a result of losing synergies with the assets and businesses sold. Further, the inherent uncertainty in the process of seeking strategic alternatives could result in loss of customers or employees, which could impair the value of those assets.

     Furthermore, changes to our business may not prove successful in the short or long term and may negatively impact our financial results. In particular, we expect to experience a decline in revenue in the short term, in the case of dispositions, and we may incur additional charges due to restructuring or impairment of assets.

We Have Made and May Continue to Make Acquisitions, Which Involve Risks.

     We acquired Corsair Communications, Inc. in February of 2001, the assets of Altawave, Inc. in February of 2002 and Authorize.Net Corporation in March of 2004. We may also make additional acquisitions in the future if we identify companies, technologies or assets that appear to expand or complement our core business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. If we are not able to make acquisitions, we may not be able to expand our business. For example:

•	We may experience difficulty in integrating and managing acquired businesses successfully and in realizing anticipated economic, operational and other benefits in a timely manner. The need to retain existing clients, employees, and sales and distribution channels of an acquired company and to integrate and manage differing corporate cultures can also present significant risks. If we are unable to successfully integrate and manage acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

•	Our acquisition of Authorize.Net significantly reduced our available cash and liquidity. In other future acquisitions, we may issue equity securities that could be dilutive to our shareholders or we may use our remaining cash, which may have an adverse effect on our liquidity. We also may incur additional debt and amortization expense related to intangible assets as a result of acquisitions. This additional debt and amortization expense, as well as the potential impairment of any purchased goodwill, may materially and adversely affect our business and operating results. We may also be required to make continuing investments in acquired products or technologies to bring them to market, which may negatively affect our cash flows and net income. We may also incur additional costs relating to the integration, review and evaluation and enhancement of our internal controls for Authorize.Net. In addition, we may assume contingent liabilities that may be difficult to estimate.

•	Acquisitions may divert management’s attention from our existing business and may damage our relationships with our key clients and employees.

The Success of Our Business Strategy Is Dependent on Our Ability to Expand into New or Complementary Markets.

     As part of our business strategy, we are seeking to expand our business into new markets or markets that are complementary to our existing core business. If we are not able to expand successfully into new markets, our financial results and future prospects may be harmed. Our ability to enter new markets depends on a number of factors, including:

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

     Consumer protection laws in the areas of privacy, credit and financial transactions have been evolving rapidly at the state, federal and international levels. As the electronic transmission, processing and storage of financial information regarding consumers continues to grow and develop, it is likely that more stringent consumer protection laws may impose additional burdens on companies involved in such transactions. Uncertainty and new laws and regulations, as well as the application of existing laws to e-commerce, could limit our ability to operate in our markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation.

     Furthermore, the growth and development of the market for e-commerce may prompt more stringent consumer protection laws that may impose additional regulatory burdens on those companies, such as Lightbridge, that provide services to online business. The adoption of additional laws or regulations may affect the ability to offer, or cost effectiveness of offering, goods or services online, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

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

     Although we believe that traditional telecommunications carrier regulations do not apply to our Group Talk on-demand, voice conferencing services, the Federal Communications Commission (“FCC”) and state public service commissions may require us to submit to such regulations for our GroupTalk service under the Communications Act of 1934, as amended, and various state laws or regulations as provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our voice conferencing service until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also could be required to comply with other aspects of federal and state laws and regulations. Subjecting our voice conferencing service to these laws and regulations would increase our operating costs, may require us to suspend service to existing clients, could require restructuring of those services to charge separately for the voice and other components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

We Need to Continue to Improve or Implement our Procedures and Controls.

     Requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our registered independent public accounting firm. As permitted by the rules and regulations of the Securities and Exchange Commission, management determined that the internal control over financial reporting of Authorize.Net would be excluded from the final 2004 internal control assessment. We believe that our disclosure controls and procedures as of March 31, 2005 were effective to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives. However, we continue to evaluate such disclosure controls and procedures, including with regard to Authorize.Net, which was acquired in March 2004, and may modify, enhance or supplement them as appropriate in the future. We need to periodically review our internal control procedures, modify, enhance or supplement them as may be necessary and consider the adequacy of the documentation of such procedures. There can be no assurance that we will be able to maintain compliance with all of the new requirements. Any modifications, enhancements or supplements to our internal control systems or in documentation of such internal control systems and the internal control assessment of Authorize.Net could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the ensuing year.

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

     We rely to a substantial extent on third parties to provide some of our equipment, software, data, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. For example, our Authorize.Net business requires the services of third-party payment processors. If any of these processors cease to allow us to access their processing platforms, our ability to process credit card payments would be severely impacted. In addition, we depend on our Originating Depository Financial Institution partner to process Automated Clearing House transactions, and our ability to process these transactions would be severely impacted if we were to lose such partner for any reason.

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

     In addition, our business is materially dependent on services provided by various telecommunications providers. A significant interruption in telecommunications services including, without limitation, a power loss could seriously harm our business.

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

If We Do Not Close the Sale of Our INS Business to VeriSign, Inc., Our Success Will Continue to Depend in Part on PrePay, Which May Not Achieve Market Penetration.

     On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, which includes our PrePay product and related services, to VeriSign, Inc. We expect the sale to close in the second quarter of 2005. If we are unable to close the sale, our future operating results will continue to depend to a significant extent on the demand for and market penetration of PrePay, our prepaid metered billing system. To date, only a small number of wireless carriers, almost all of them outside the U.S., have deployed PrePay, and the rate of adoption of the PrePay system will need to increase significantly in order to achieve our revenue targets. PrePay has been sold predominantly by Ericsson. Ericsson, from time to time, may evaluate and seek to distribute or acquire alternative vendors’ prepaid product offerings. Any change in the terms of our distribution arrangements with Ericsson or Ericsson’s desire to discontinue our relationship would drastically affect sales of PrePay. Although our own sales force also sells PrePay, it has not yet generated significant PrePay sales. We cannot ensure that sales of the PrePay system will increase or that PrePay will gain market penetration. If PrePay does not gain market penetration, our future operating results would be adversely affected.

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

     Our revenues are difficult to forecast for a number of reasons:

•	Seasonal and retail trends affect our transaction revenues, in both our Payment Processing and TDS businesses, as well as our other products and services. Transaction revenues historically have represented the majority of our total revenues. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

•	The sales process for our products and services offered to telecommunications clients is lengthy, sometimes exceeding twenty-four months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders, particularly orders for software, which typically result in a substantial amount of non-recurring revenue, could cause our quarterly revenues to fall substantially below expectations.

•	We ship our software products within a short period after receipt of an order, and we usually do not have a material backlog of unfilled orders of software products. Consequently, our revenues from software licenses in any quarter depend substantially on the orders booked and shipped in that quarter. As a result, a delay in the consummation of a license agreement may cause our revenues to fall below expectations for that quarter.

•	Our consulting services revenues can fluctuate based on the timing of product sales and projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues or staffing requirements accurately more than a few months in advance.

•	The factors described above under the headings “If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly”, “Certain of Our Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase” and “Our Revenues Are Concentrated in the Wireless Telecommunications Industry, Which Is Experiencing Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs”.

     Most of our expenses, particularly employee compensation, are relatively fixed. As a result, even relatively small variations in the timing of our revenues may cause significant variations in our quarterly operating results and may result in quarterly losses.

     Our quarterly results may also vary due to the timing and extent of restructuring and other charges that may occur in a given quarter.

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

We Face Competition from a Broad and Increasing Range of Vendors.

     The market for products and services offered to communications providers and participants in online transactions is highly competitive and subject to rapid change. Each of these markets is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in each of the markets in which we compete, which will result in the entrance of new competitors in the future. We face potential competition from several primary sources:

•	providers of online payment processing services, including VeriSign, CyberSource Corporation, Plug & Pay Technologies, Inc. and LinkPoint International, Inc.

•	software vendors that provide one or more customer acquisition, customer relationship management and retention or risk management solutions, including ECtel Ltd., TSI Telecommunications Services Inc. (“TSI”), Fair Isaac Corporation, Magnum Software Systems, Inc., American Management Systems, Incorporated and SLP Infoware;

•	telecommunications equipment vendors that market software-based solutions to complement their hardware offerings, such as Hewlett-Packard Company and Ericsson;

•	service providers that offer customer acquisition, customer relationship management and retention, risk management or authentication services in connection with other services, including Choicepoint Inc., Visa U.S.A., Experian Information Solutions, Inc., Equifax, Inc., Lexis Nexis, Trans Union, L.L.C., Schlumberger Sema plc and Amdocs Ltd;

•	information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

•	information technology vendors that offer wireless and internet software applications such as Oracle Corporation, Microsoft Corporation and International Business Machines Corporation;

•	consulting firms or systems integrators that may offer competitive services or the ability to develop customized solutions for customer acquisition and qualification, customer relationship management and retention or risk management, such as American Management Systems, Incorporated, Accenture Ltd., BearingPoint, Inc., PeopleSoft, Inc., Siebel Systems, Inc. and Cap Gemini Ernst & Young;

•	software vendors of prepaid wireless billing products, including Boston Communications Group, Inc., Intervoice, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., VeriSign Telecommunications Services, Telemac Cellular Corporation, Fair Isaac Corporation, ORGA Kartensysteme GmbH, Schlumberger Sema plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Hewlett-Packard Company (Tandem Division), Telcordia Technologies, Inc. and Sixbell;

•	a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as Verizon Communications, Inc., Authentix Network Inc. and Fair Isaac Corporation;

•	vendors that provide products and services in the wireless data market, such as Bridgewater Systems Corporation, OracleMobile, a division of Oracle Corporation, 4thPass, Inc., TSI, Seven Networks, Inc. and Openwave Systems Inc.; and

•	vendors that provide or resell products and services in the voice conferencing market such as Spectel, Inc., Polycom Inc., Raindance Communications, Inc., Ptek Holdings, Inc., and the major worldwide telecommunications providers such as AT&T, Sprint, and Global Crossing Limited.

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

We May Become a Party to Intellectual Property Infringement Claims, Which Could Harm Our Business.

     We are aware of, and we expect we may become a party to, a pending lawsuit captioned Net MoneyIN, Inc. v. VeriSign, Inc., et al., Case No. CIV 01-441 TUC RCC, which lawsuit was brought by a company that claims to hold patents related to payment processing services. The case was brought in the United States District Court for the District of Arizona, against a variety of defendants, including payment processing gateway providers and banks, which are accused of infringing certain patents involving payment processing over computer networks. The plaintiff alleges that numerous products or services infringe its patents, including the Authorize.Net Payment Gateway Service and eCheck.Net service. Neither Lightbridge nor Authorize.Net is a party to the suit, but Authorize.Net is indemnifying and defending defendants InfoSpace, Inc. and E-Commerce Exchange, Inc. as to services provided by Authorize.Net. Defendant Wells Fargo Bank, N.A. has also requested indemnification, including defense costs, from Authorize.Net based on certain contracts with Authorize.Net. Lightbridge anticipates that plaintiff may attempt to add Authorize.Net and/or Lightbridge as a party defendant. The litigation is currently in the fact discovery phase, and no trial date has been set. We have incurred legal expenses in connection with the defense of the Net MoneyIN, Inc. lawsuit since our acquisition of Authorize.Net and expect to incur defense costs of approximately $1.2 million to $1.5 million in 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. The Company’s Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives. The Company excluded Authorize.Net from its 2004 internal control assessment, as permitted by the rules and regulations of the Securities and Exchange Commission. The Company continues to evaluate its disclosure controls and procedures, including with respect to Authorize.Net, and may modify, enhance or supplement them as appropriate in the future.

     The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitation, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

     There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred in the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Stock Repurchases — On October 4, 2001, Lightbridge announced that its board of directors authorized the repurchase of up to 2 million shares of the Company’s common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001, depending on market conditions. On April 23, 2003, the board approved an expansion of the plan to authorize Lightbridge to purchase up to 4 million shares of the Company’s common stock at an aggregate price of up to $40 million through September 26, 2005. As of March 31, 2005, the Company had purchased approximately 2.5 million shares at a total cost of approximately $17.9 million since the inception of its repurchase program. There were no repurchases during the first quarter of 2005. The maximum number of shares that could yet be purchased under the plan was 1,452,862 at March 31, 2005.

Item 6. Exhibits

(a) Exhibits

No.	Description

10.1*	Employment Agreement dated January 7, 2005 between Lightbridge, Inc. and Robert E. Donahue.

10.2*	Notice of Stock Option Grant for 250,000 shares of common stock of Lightbridge, Inc., granted to Robert E. Donahue on January 7, 2005.

10.3*	Notice of Stock Option Grant for 150,000 shares of common stock of Lightbridge, Inc., granted to Robert E. Donahue on January 7, 2005.

10.4*	Separation Agreement and Release dated December 30, 2004 between Lightbridge, Inc. and Judith Dumont.

10.5**	Notice of Stock Option Grant for 25,000 shares of common stock of Lightbridge, Inc. granted to Gary Haroian on February 16, 2005.

10.6**	Form of Notice of Stock Option Grant to Directors

10.7**	2005 Executive Incentive Plan for Robert E. Donahue, Eugene J. DiDonato and Timothy C. O’Brien and MBOs for Eugene J. DiDonato and Timothy C. O’Brien.

10.8**	2005 Business Unit Executive Incentive Plan and MBOs for Roy Banks.

10.9***	2005 MBOs for Robert Donahue.

10.10	Notice of Stock Option Grant for 50,000 shares of Common Stock granted to Timothy C. O’Brien on April 27, 2005.

10.11	Letter Agreement dated April 27, 2005 between Eugene J. DiDonato and the Company for conditional bonus payment.

31.1	Certification of Robert E. Donahue dated May 10, 2005

31.2	Certification of Timothy C. O’Brien dated May 10, 2005

32.1	Certification of Robert E. Donahue and Timothy C. O’Brien dated May 10, 2005 (furnished but not filed with the Securities and Exchange Commission)

*	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2005.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 22, 2005.

***	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 17, 2005.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.
Date: May 10, 2005	By:	/s/ Timothy C. O’Brien
Timothy C. O’Brien
Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)