Form 10-Q
period 2005-06-30
LIGHTBRIDGE INC
filed 2005-08-09
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).☑ Yes ☐ No
     As of August 5, 2005, there were 26,722,364 shares of the registrant’s common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$64,302	$39,036
Short-term investments	5,295	12,589
Restricted cash	2,200	600
Accounts receivable, net	13,206	14,368
Other current assets	1,834	2,214
Current assets related to assets sold	5,313	5,490

Total current assets	92,150	74,297

Property and equipment, net	14,117	16,293
Other assets, net	154	268
Goodwill	57,628	57,628
Intangible assets, net	19,831	21,247
Non-current assets related to assets sold	300	753

Total assets	$184,180	$170,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,827	$4,694
Accrued compensation and benefits	3,339	4,831
Other accrued liabilities	5,510	3,861
Deferred rent	1,816	1,592
Deferred revenues	2,825	2,331
Funds due to merchants	6,440	5,558
Reserve for restructuring	1,117	2,479
Current liabilities related to assets sold	2,562	5,354

Total current liabilities	27,436	30,700

Deferred rent, less current portion	2,350	2,709
Other long-term liabilities	950	149
Non-current liabilities related to assets sold	766	—

Total liabilities	31,502	33,558

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,091,059 and 29,951,826 shares issued and 26,652,016 and 26,512,783 shares outstanding at June 30, 2005 and December 31, 2004, respectively	301	300
Additional paid-in capital	168,267	167,465
Warrants	—	206
Foreign currency translation	41	(184)
Retained earnings (accumulated deficit)	4,856	(10,072)
Less: treasury stock, at cost	(20,787)	(20,787)

Total stockholders’ equity	152,678	136,928

Total liabilities and stockholders’ equity	$184,180	$170,486

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2005	2004
Revenues:
Transaction services	$25,147	$27,306
Consulting and maintenance services	1,417	2,961
Software licensing and hardware	—	1,859

Total revenues	26,564	32,126

Cost of revenues:
Transaction services	11,972	14,273
Consulting and maintenance services	557	1,092
Software licensing and hardware	—	—

Total cost of revenues	12,529	15,365

Gross profit:
Transaction services	13,175	13,033
Consulting and maintenance services	860	1,869
Software licensing and hardware	—	1,859

Total gross profit	14,035	16,761

Operating expenses:
Engineering and development	3,495	5,527
Sales and marketing	4,429	5,533
General and administrative	4,152	4,045
Restructuring costs	(8)	4

Total operating expenses	12,068	15,109

Income from operations	1,967	1,652

Other income, net	328	143

Income from continuing operations before provision for income taxes	2,295	1,795

Provision for income taxes	34	697

Income from continuing operations	2,261	1,098

Discontinued operations, net of income taxes:
Gain on sale of INS assets	12,689	—
Discontinued operations	670	(525)

Total discontinued operations, net of income taxes	13,359	(525)

Net income	$15,620	$573

Net income (loss) per common shares (basic):
From continuing operations	$0.09	$0.04
From discontinued operations	0.50	(0.02)

Net income (loss) per common share (basic)	$0.59	$0.02

Net income (loss) per common share (diluted):
From continuing operations	$0.08	$0.04
From discontinued operations	0.50	(0.02)

Net income (loss) per common share (diluted):	$0.58	$0.02

Basic weighted average shares	26,623	26,639

Diluted weighted average shares	27,014	26,678

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2005	2004
Revenues:
Transaction services	$50,801	$47,872
Consulting and maintenance services	2,936	6,194
Software licensing and hardware	—	1,868

Total revenues	53,737	55,934

Cost of revenues:
Transaction services	25,018	26,554
Consulting and maintenance services	1,322	2,190
Software licensing and hardware	—	12

Total cost of revenues	26,340	28,756

Gross profit:
Transaction services	25,783	21,318
Consulting and maintenance services	1,614	4,004
Software licensing and hardware	—	1,856

Total gross profit	27,397	27,178

Operating expenses:
Engineering and development	7,888	10,504
Sales and marketing	8,983	8,268
General and administrative	7,699	7,397
Purchased in-process research and development	—	679
Restructuring costs	851	489

Total operating expenses	25,421	27,337

Income (loss) from operations	1,976	(159)

Other income, net	590	300

Income (loss) from continuing operations before provision for income taxes	2,566	141

Provision for (benefit from) for income taxes	104	(50)

Income (loss) from continuing operations	2,462	191

Discontinued operations, net of income taxes:
Gain on sale of INS assets	12,689	—
Discontinued operations	(223)	(359)

Total discontinued operations, net of income taxes	12,466	(359)

Net income (loss)	$14,928	$(168)

Net income (loss) per common shares (basic):
From continuing operations	$0.09	$0.007
From discontinued operations	0.47	(0.013)

Net income (loss) per common share (basic)	$0.56	$(0.006)

Net income (loss) per common share (diluted):
From continuing operations	$0.09	$0.007
From discontinued operations	0.46	(0.013)

Net income (loss) per common share (diluted):	$0.55	$(0.006)

Basic weighted average shares	26,592	26,794

Diluted weighted average shares	26,963	26,918

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$14,928	$(168)
Gain from discontinued operations	12,466	(359)

Income (loss) from continuing operations	2,462	191

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities for continuing operations:
Purchased in-process research and development	—	679
Depreciation and amortization	4,879	4,736
Deferred income taxes	—	205
Loss on disposal of property and equipment	8	12
Gain on sale of INS assets, net of taxes	(12,689)	—

Changes in assets and liabilities:
Accounts receivable	1,162	1,884
Other assets	(1,189)	178
Accounts payable and accrued liabilities	(2,203)	(2,533)
Funds due to merchants	882	(436)
Deferred rent	(902)	—
Deferred revenues	1,265	282
Other liabilities	801	109

Net cash provided by (used in) operating activities of continuing operations	(5,524)	5,307

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(1,799)	(6,881)
Restricted cash	(1,600)	—
Purchase of short-term investments	(3,928)	(26,335)
Proceeds from sales and maturities of short-term investments	11,222	83,693
Net cash proceeds from the sale of INS assets	15,017	—
Acquisition of Authorize.Net, less cash received	—	(77,510)

Net cash provided by (used in) investing activities for continuing operations	18,912	(27,033)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	597	313
Repurchase of common stock	—	(3,832)

Net cash provided by (used in) financing activities of continuing operations	597	(3,519)

Effects of foreign exchange rate changes on cash and cash equivalents	211	(10)

Net cash provided by (used in) net assets related to assets sold	11,070	(2,269)
Net increase (decrease) in cash and cash equivalents	25,266	(27,524)
Cash and cash equivalents, beginning of period	39,036	69,085

Cash and cash equivalents, end of period	$64,302	$41,561

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
2. DISCONTINUED OPERATIONS
     On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which includes its PrePay IN product and related services, to VeriSign, Inc. (“VeriSign”). The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by the Company as a liability to VeriSign, until certain representations and warranties expire after an 18-month period after closing and will be recorded as a gain, net of possible indemnity claims at that time. In addition, a liability has been established of $450,000 in accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if the Company were to purchase an insurance policy to cover up to $5 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007. The operating results and financial condition of the INS segment have been reported as discontinued operations in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as the sale was completed during the second quarter of 2005. All comparative prior period amounts have been restated in a similar manner. The Company has recorded a gain on the sale of its INS business of $12.7 million, which has been presented as a gain on sale of discontinued operations. The Company recorded net income from discontinued operations of $0.7 million for the three months ended June 30, 2005 and recorded a net loss from discontinued operations of $0.2 million for the six months ended June 30, 2005. Income from discontinued operations included a $1.4 million settlement of a lawsuit between Lucent Technologies, Inc. and the Company received the related settlement in the second quarter of 2005.
     Summarized financial information for the discontinued operations of the INS business are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Results of operations:
Net revenues	$3,355	$2,440	$5,285	$5,582
Total Expenses	2,685	2,965	5,508	5,941

Net income (loss)	670	(525)	(223)	(359)

Gain on sale of INS	12,689	—	12,689	—

Net income (loss) from discontinued operations	$13,359	$(525)	$12,466	$(359)

     The remaining assets and liabilities from the INS business that the Company retained are not significant to the Company’s ongoing operations. Accordingly, we have classified the remaining assets and liabilities, principally consisting of accounts receivable, trade payables and restructuring accruals, from the INS business on the Balance Sheet as assets and liabilities “related to assets sold.” The Company anticipates that all accounts receivable and trade payables will be collected and paid by the end of 2005.

	June 30,2005	December 31, 2004
Financial position:
Current assets	$5,313	$5,490
Other assets	300	753
Total liabilities	(3,328)	(5,354)

Net assets related to assets sold	$2,285	$889

3. BUSINESS ACQUISITION
     On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net Corp. (“Authorize.Net”) from InfoSpace, Inc. for $81.6 million in cash. In addition, the Company incurred approximately $2.0 million in acquisition related costs. Authorize.Net provides credit card and electronic check payment processing solutions to companies that process orders for goods and services over the Internet, by phone and mail, at retail locations and on wireless devices. Authorize.Net connects IP-enabled businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments. The results of operations of Authorize.Net have been included in the Company’s financial statements since the date of the acquisition. In connection with the Authorize.Net acquisition, the Company recorded a $679,000 charge during the first quarter of 2004 for two in-process research and development (“IPR&D”) projects. Please refer to the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004 for a complete description of this acquisition. Please refer to Part II. Other Information. Item 1. Legal Proceedings for a discussion of certain pending matters related to the intellectual property of Authorize.Net.
Pro forma financial information
     The following table presents the unaudited pro forma financial information from continuing operations of the Company including Authorize.Net for the six months ended June 30, 2004, as if the acquisition had occurred at the beginning of 2004, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include elimination of revenue associated with pre-acquisition deferred revenue of Authorize.Net, amortization of intangible assets, elimination of interest income associated with the cash purchase price of the acquisition and related income tax effects.
     The pro forma net loss from continuing operations for the six months ended June 30, 2004 excludes the expense of IPR&D of $679,000 related to the Authorize.Net acquisition due to its non-recurring nature. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated on January 1, 2004 (amounts in thousands, except per share amounts):

Pro forma net revenues	$60,292

Pro forma net loss from continuing operations	$(1,093)

Pro forma net loss per basic and diluted share from continuing operations	$(0.04)

Shares used for basic and diluted computation	26,794
Goodwill impairment analysis
     In accordance with Statement of Financial Accounting Standard No. 142 (“SFAS 142”), the Company is required to analyze the carrying value of goodwill and other intangible assets against the estimated fair value of those assets for possible impairment on an annual basis. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. Estimated fair value will generally be determined based on discounted cash flows. On March 31, 2005, the Company performed the annual impairment test for the goodwill balance of $57.6 million related to the acquisition of Authorize.Net. The Company used the discounted cash flow and market methodologies to determine the fair value of the reporting unit related to these intangible assets. The discounted cash flow methodology is based upon converting expected cash flows to present value. A comparison of the resulting fair value of the reporting unit to its carrying amount, including goodwill, indicated that the goodwill balance was not impaired as of March 31, 2005.
4. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
     Based upon the way financial information is provided to the Company’s Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, the Company reports its operations in three distinct operating segments, described as follows:
•	Payment Processing Services (Payment Processing) — This segment provides a transaction processing system under the Authorize.Net® brand that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online.

•	Telecom Decisioning Services (TDS) — This segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and call center services to telecom and other companies.

•	Instant Conferencing Services (Instant Conferencing) — This segment provides managed instant conferencing services through its Lightbridge GroupTalkTM product.

     In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and the Company’s previously filed Quarterly Reports on Form 10-Q, the Company reported information on a fourth operating segment, Intelligent Network Solutions (INS), which the Company has since sold. The INS business provided wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers, as well as postpaid charging functionality and telecom calling card services. On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business to VeriSign, which was completed on June 14, 2005. The operating results and financial condition of the INS segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements and accordingly, the Company’s segment information has been restated. Segment results for the INS business are no longer provided. All prior period segment financial information has been restated to conform with the current presentation. See Note 2, Discontinued Operations, for additional information about this sale.
     The Company also announced on April 25, 2005 that it would evaluate strategic alternatives for its TDS business and had engaged investment bankers to investigate a range of possibilities for the TDS business.
     In the first quarter of 2005, the Company made the decision to no longer actively market or sell its GroupTalk product and took actions to outsource the continuing operations of its Instant Conferencing segment. The Company expects to continue to provide the services for GroupTalk under its agreement with America Online, Inc. (“AOL”). The Company determined that the contract with AOL was in a loss position and, accordingly, the Company has accrued additional expenses of $0.1 million for the period ended June 30, 2005.
     Within segments, performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments. The Company generally does not allocate corporate or centralized marketing and general and administrative expenses to its business unit segments, because these activities are managed separately from the business units. Also, the Company does not allocate restructuring expenses and other non-recurring gains or charges to its business unit segments because the Company’s Chief Executive Officer evaluates the segment results exclusive of these items. Asset information by operating segment is not reported to or reviewed by the Company’s Chief Executive Officer, and therefore the Company has not disclosed asset information for each operating segment.
     Financial information for each reportable segment from continuing operations for the three and six months ended June 30, 2005, and 2004 were as follows (amounts in thousands):

				Sub-total
Three Months Ended		Payment	Instant	Reportable	Reconciling		Consolidated
June 30, 2005	TDS	Processing	Conferencing	Segments	Items		Total
Revenues	$15,817	$10,747	$—	$26,564	$—		$26,564
Gross profit (loss)	6,078	8,470	(513)	14,035	—		14,035
Operating income (loss)	3,204	2,453	(500)	5,157	(3,190	)(1)	1,967
Depreciation and amortization	983	1,039	37	2,059	217	(2)	2,276

				Sub-total
Three Months Ended		Payment	Instant	Reportable	Reconciling		Consolidated
June 30, 2004	TDS	Processing	Conferencing	Segments	Items		Total
Revenues	$23,606	$8,138	$382	$32,126	$—		$32,126
Gross profit (loss)	10,434	5,945	382	16,761	—		16,761
Operating income (loss)	4,867	1,341	(830)	5,378	(3,726	)(1)	1,652
Depreciation and amortization	1,602	1,030	146	2,778	337	(2)	3,115

				Sub-total
Six Months Ended		Payment	Instant	Reportable	Reconciling		Consolidated
June 30, 2005	TDS	Processing	Conferencing	Segments	Items		Total
Revenues	$32,890	$20,847	$—	$53,737	$—		$53,737
Gross profit (loss)	11,950	16,275	(828)	27,397	—		27,397
Operating income (loss)	5,679	4,550	(1,387)	8,842	(6,866	)(1)	1,976
Depreciation and amortization	2,132	2,086	241	4,459	420	(2)	4,879

				Sub-total
Six Months Ended		Payment	Instant	Reportable	Reconciling		Consolidated
June 30, 2004	TDS	Processing	Conferencing	Segments	Items		Total
Revenues	$47,414	$8,138	$382	$55,934	$—		$55,934
Gross profit (loss)	20,867	5,945	366	27,178	—		27,178
Operating income (loss)	8,903	662	(1,902)	7,663	(7,822	)(1)	(159)
Depreciation and amortization	2,926	1,030	272	4,228	508	(2)	4,736

(1)	Reconciling items from segment operating income (loss) to consolidated operating income (loss) include the following (amounts in thousands):

	Three Months Ended June 30,
	2005	2004
Restructuring costs	$(8)	$4
Unallocated corporate and centralized marketing, general and administrative expenses	3,198	3,722

Total	$3,190	$3,726

	Six Months Ended June 30,
	2005	2004
Restructuring costs	$851	$489
Unallocated corporate and centralized marketing, general and administrative expenses	6,015	7,333

Total	$6,866	$7,822

(2)	Represents depreciation and amortization included in the unallocated corporate or centralized marketing, general and administrative expenses.
5. COMMITMENTS AND CONTINGENCIES
     At June 30, 2005, the Company was holding funds in the amount of $4.6 million on behalf of merchants utilizing Authorize.Net’s eCheck.Net® product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Authorize.Net typically holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at June 30, 2005, the Company held funds in the amount of $1.8 million on behalf of merchants processing credit card and Automated Clearing House (“ACH”) transactions using the Integrated Payment Solution (“IPS”) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Credit card funds are held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
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
     In 2001, Net MoneyIN, Inc. brought a patent infringement suit in the United States District Court for the District of Arizona, entitled Net MoneyIN, Inc. v. VeriSign, Inc., et al., Case No. CIV 01-441 TUC RCC. Defendants in this case include InfoSpace, Inc. and E-Commerce Exchange, Inc.
     On March 31, 2004, the Company acquired Authorize.Net from InfoSpace, Inc. In the purchase agreement, the Company agreed to indemnify and defend InfoSpace against this lawsuit. E-Commerce Exchange, Inc. was a reseller of services provided by Authorize.Net. The reseller agreement between the parties contains provisions regarding indemnification from Authorize.Net for claims against the reseller related to services provided under that agreement. Defendant Wells Fargo Bank, N.A. has also requested indemnification, including defense costs, from Authorize.Net based on certain contracts with Authorize.Net. Neither Lightbridge nor Authorize.Net is a party to the Net MoneyIN lawsuit, but because the Company is defending the litigation and providing indemnification to some of the defendants, the Company has potential exposure to liability (in an undetermined amount) as if the Company was parties to the lawsuit. As with all major litigation, such liability could be significant and could, if the result of the lawsuit is adverse to the Company, materially adversely affect the Company’s business, operations and financial condition. Lightbridge and Authorize.Net may be added as parties at a later date.
     The lawsuit alleges infringement of certain patents involving payment processing over computer networks, and names a variety of defendants, including payment processing gateway providers and banks. Net MoneyIN alleges that numerous products or services infringe its patents, including the Authorize.Net Payment Gateway Service and eCheck.Net service, and seeks treble damages, permanent injunctive relief, attorneys’ fees and costs. Injunctive relief adverse to the Company could materially adversely affect the Company’s business operations and financial condition.
     The defendants have denied the allegations of the plaintiff and have counterclaimed, seeking a declaration that plaintiff’s patents have not been infringed and are invalid. The litigation is bifurcated, with separate liability and damages phases. The period designated for fact discovery during the liability phase has concluded. The court held a claim construction hearing on June 29-30, 2005, but has not yet issued a ruling construing the patent claims, and no liability-phase trial date has been set. The Company has incurred legal expenses in 2004 of approximately $200,000 in connection with the defense of this lawsuit following the Company’s acquisition of Authorize.Net, and expect to incur defense costs of approximately $1.2 million to $1.5 million in 2005. The Company intends to vigorously pursue the Company’s defenses to the lawsuit. The Company is not currently able to estimate the possibility of loss or range of loss, relating to this claim.

     As of June 30, 2005, the Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company maintains a letter of credit in the amount of $1.6 million, as required for security under the operating lease for its corporate headquarters. This letter of credit expires in January 2006.
     Leases — The Company has noncancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2011 and certain of them contain provisions for extension on substantially the same terms as are currently in effect.
     Future minimum payments under operating leases, including facilities affected by restructurings and the Company’s new headquarters lease, consisted of the following at June 30, 2005 (amounts in thousands):

Operating
Leases
Remainder of 2005	$2,348
2006	3,907
2007	3,104
2008	2,854
2009	2,208
Thereafter	3,542

Total minimum lease payments	$17,963

6. RESTRICTED CASH
     As of June 30, 2005, the Company has provided $1.6 million of cash as collateral for a letter of credit, which is required for security under an operating lease for its corporate headquarters. The letter of credit and this related collateral agreement expire in January 2006. In addition, as described in Note 5 above, the Company has $0.6 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution.
7. STOCK-BASED COMPENSATION
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
     Had the Company used the fair value method to measure such compensation expense associated with grants of stock options to employees, reported net loss and basic and diluted loss per share would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$15,620	$573	$14,928	$(168)
Stock-based compensation recorded in net income (loss)	—	—	—	—
Stock-based compensation measured using the fair value method	408	320	977	551

Net income (loss) pro forma	$15,212	$253	$13,951	$(719)

Basic net income (loss) per share pro forma	$0.57	$0.01	$0.52	$(0.03)

Diluted net income (loss) per share pro forma	$0.56	$0.01	$0.52	$(0.03)

     The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model for the six-month periods ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30,
	2005	2004
Risk-free interest rate	2.8%	2.9% - 4.7%
Expected life of option grants	1 — 5 years	1 — 5 years
Expected volatility of underlying stock	63%	84%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	—	—
     It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted are not tradable and have contractual lives of up to ten years. Please refer to Note 12. Recent Accounting Pronouncements, for a discussion of future changes to accounting for stock-based compensation.
8. EARNINGS (LOSS) PER SHARE (EPS)
     Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.
     A reconciliation of the shares used to compute basic income per share from continuing operations to those used for diluted income per share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Shares for basic computation	26,623	26,639	26,592	26,794
Options and warrants (treasury stock method)	391	39	371	124

Shares for diluted computation	27,014	26,678	26,963	26,918

     Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for both periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 1,945,000 and 3,996,000 for the three months ended June 30, 2005 and 2004, respectively, and approximately 2,459,000 and 3,244,000 for the six months ended June 30, 2005 and 2004, respectively. The EPS calculation has been restated to reflect the change in income from continuing operations due to the Company’s INS segment now being accounted for as discontinued operations.
9. RESTRUCTURING RESERVES
     In February 2005, the Company decided to outsource the operations of its Instant Conferencing Services business and close its Fremont, California facility, where its Instant Conferencing business was located, effective March 31, 2005. This action was part of the streamlining of the operations of the Company. This action resulted in the termination of 7 employees as follows: 5 in engineering and development, 1 in sales and marketing and 1 in general and administrative. The Company recorded a restructuring charge of approximately $0.5 million relating to employee severance and termination benefits during the three months ended March 31, 2005. The Company anticipates that all costs related to this action will be paid by the end of 2005. Lightbridge expects to continue to provide the services for GroupTalk, its Instant Conferencing product, under an agreement with AOL.
     The following summarizes the changes to the February 2005 restructuring reserve since it was accrued (amounts in thousands):

	Balance at			Balance at
	December 31,			June 30,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$—	$475	$370	$105

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
     The following summarizes the changes to the January 2005 restructuring reserve since it was accrued (amounts in thousands):

	Balance at			Balance at
	December 31,			June 30,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$—	$70	$53	$17
Facility closing and related costs	—	302	56	246

Total	$—	$372	$109	$263

     In December 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action followed the Company’s announcement of an anticipated revenue reduction as a result of the acquisition of AT&T Wireless Services, Inc.(“AT&T”) by Cingular Wireless LLC (“Cingular”). This action resulted in the termination of 38 employees, in the Company’s corporate offices in Burlington, Massachusetts as follows: 16 in product and service delivery, 11 in engineering and development, 10 in sales and marketing and 1 in general and administrative. The Company recorded a restructuring charge of approximately $1.4 million relating to employee severance and termination benefits during the three months ended December 31, 2004. Additionally, subsequent to its acquisition of Authorize.Net the Company relocated its offices in Bellevue, Washington and the remaining rent paid of $0.2 million on the vacated space was included in restructuring charges during the three months ended December 31, 2004. The Company anticipates that costs related to these actions will be paid by the end of 2005.
     The following summarizes the changes to the December 2004 restructuring reserve since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			June 30,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$1,364	$27	$1,054	$337

     In October 2004, the Company announced a restructuring of its business in accordance with the sale of the Fraud Centurion product suite to Subex Systems Limited - NJ (“Subex”). This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of 9 employees in the Company’s Broomfield, Colorado location as follows: 2 in product and service delivery, and 7 in engineering and development. The Company recorded a restructuring charge of approximately $0.2 million relating to employee severance and termination benefits during the three months ended December 31, 2004. All costs related to this action were paid by the end of the second quarter of 2005.
     The following summarizes the changes to the October 2004 restructuring reserve since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			June 30,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$25	$(10)	$15	$—

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

     The following summarizes the changes to the September 2004 restructuring reserve since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			June 30,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$835	$(9)	$528	$298

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
     The following summarizes the changes to the January 2004 restructuring reserves since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			June 30,
	2004	Accrued	Utilized	2005

Employee severance and termination benefits	$5	$(1)	$4	$—

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
     The following summarizes the changes to the March 2003 restructuring reserves since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			June 30,
	2004	Accrued	Utilized	2005

Facility closing and related costs	$3	$(3)	$—	$—

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
     The following summarizes the changes to the June 2002 restructuring reserves since December 31, 2004 (amounts in thousands):

	Balance at			Balance at
	December 31,			June 30,
	2004	Accrued	Utilized	2005

Facility closing and related costs	$283	$—	$169	$114

10. PROVISION FOR (BENEFIT FROM) INCOME TAXES
     The Company provides for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the six months ended June 30, 2005 of $0.1 million includes a full valuation allowance for federal and state net operating loss carryforwards expected in 2005 and a provision for foreign taxes. The income tax provision for the six months ended June 30, 2004 reflects a net benefit of $0.05 million which consists of an income tax provision at an annual effective tax rate of 132%, plus a $0.3 million tax benefit related to the recognition of prior year research and development tax credits less a $0.06 million provision to establish a tax valuation allowance against certain deferred tax assets. The 132% rate differs from the federal statutory rate primarily due to the impact of state taxes, changes in valuation allowances for certain deferred tax assets and benefit from federal and state tax credits. At June 30, 2005, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.
11. COMPREHENSIVE LOSS
     The amounts that comprise comprehensive loss for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$15,620	$573	$14,928	$(168)
Other comprehensive income:
Foreign currency gain (loss)	15	(10)	225	(10)

Comprehensive income (loss)	$15,635	$563	$15,153	$(178)

12. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method.
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

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
AIRPAY BY AUTHORIZE.NET, ALIAS, ALTALINKS, AUTHORIZE-IT, AUTHORIZE.NET, the Authorize.Net logo, AUTHORIZE.NET WHERE THE WORLD DOES BUSINESS ON THE WEB, AUTHORIZE.NET WHERE THE WORLD TRANSACTS, ECHECK.NET, FRAUDBUSTER, FRAUD CENTURION, FRAUDSCREEN.NET, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, POCKET AUTHORIZE.NET, PROFILE, AND TELESTO are registered trademarks of Lightbridge, and @RISK, AUTHORIZE.NET YOUR GATEWAY TO IP TRANSACTIONS, CAS, CUSTOMER ACQUISITION SYSTEM, CDS, CREDIT DECISION SYSTEM, ECHECK, EDS, ENHANCED DECISION MANAGEMENT, FRAUD DETECTION SUITE, GROUPTALK, INSIGHT, LIGHTBRIDGE TELESERVICES, POPS, POINT OF PURCHASE SYSTEM, RMS, and RETAIL MANAGEMENT SYSTEM are trademarks of Lightbridge. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.
Critical Accounting Policies and Estimates
     Lightbridge has identified and discussed certain critical accounting policies and estimates in its Annual Report on Form 10-K for the year ended December 31, 2004. The Company did not modify its critical accounting policies during the six months ended June 30, 2005. Those policies and estimates have been applied in the preparation of the Company’s financial statements included in this Quarterly Report on Form 10-Q.
Overview and Revenue Recognition
     We develop, market and support a suite of products and services for merchants and communications providers, including payment processing, customer acquisition and qualification, risk management, prepaid billing, authentication and instant teleconferencing.
     A majority of our revenues historically have been derived from clients located in the United States. Our revenues are derived from transaction services, consulting and maintenance services, software licensing and hardware.
     Transaction services revenues related to payment processing are derived from our credit card processing and Automated Clearing House (“ACH”) processing services, and other services (collectively, payment processing services), per-transaction fees, gateway fees and set-up fees. Payment processing services revenue is based on a fee per transaction and is recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our payment processing services. Although these fees are generally paid to us at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. Commissions paid to outside sales partners are recorded in sales and marketing expense in our statements of operations.
     Other transaction service revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of services for those subscribers. We have expanded our telecommunications transactions offerings from credit evaluation services to include screening for subscriber fraud, evaluating carriers’ existing accounts, interfacing with carrier and third-party systems and providing call center services. We also offer transaction services to screen and authenticate the identity of users engaged in online transactions. Our transaction-based solutions provide multiple, remote, systems access for workflow management, along with centrally-managed client-specified business policies, and links to client and third-party systems. Transaction services are provided through contracts with carriers and others, which specify the services to be utilized and the markets to be served. Our clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume and type of transactions, the number and type of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of transactions processed varies depending on seasonal and retail trends, the success of the carriers and others utilizing our services in attracting subscribers and the markets served by our clients. Transaction revenues are recognized in the period in which the services are performed.

     We also offer instant voice conferencing transaction services through our GroupTalk offering. No significant revenues have been recognized from our GroupTalk offering to date and the Instant Conferencing business segment is not expected to generate significant revenues in 2005. On March 31, 2005, we closed our Fremont, California facility, where our Instant Conferencing business is located. We expect to continue to provide the services for GroupTalk, our Instant Conferencing product, under our agreement with America Online, Inc. (“AOL”). We determined that the contract with AOL is in a loss position and, accordingly, we have accrued additional expenses of $0.1 million for the period ended June 30, 2005.
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
Recent Developments
     On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, which includes our PrePay IN product and related services, to VeriSign, Inc. (“VeriSign”). The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by us as a liability to VeriSign, until certain representations and warranties expire after an 18-month period after closing and will be recorded as a gain, net of possible indemnity claims at that time. In addition, a liability has been established of $450,000 in accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if we were to purchase an insurance policy to cover up to $5 million of indemnification obligations for certain potential breaches of our intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007. The operating results and financial condition of the INS segment have been reported as discontinued operations in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as the sale was completed during the second quarter of 2005. All comparative prior period amounts have been restated in a similar manner. We have recorded a gain on the sale of our INS business of $12.7 million, which has been presented as a gain on sale of discontinued operations. We recorded net income from discontinued operations of $0.7 million for the three months ended June 30, 2005 and recorded a net loss from discontinued operations of $0.2 million for the six months ended June 30, 2005. Income from discontinued operations included a $1.4 million settlement of a lawsuit between Lucent Technologies, Inc. and us received the related settlement in the second quarter of 2005.
     Also on April 25, 2005, we announced that we would evaluate strategic alternatives for our Telecom Decisioning Services(“TDS”) business and had engaged investment bankers to investigate a range of possibilities for our TDS business, including a sale or other disposition.
     In November 2004, we announced that we expected that our future revenues from AT&T Wireless Services, Inc.(“AT&T”) will decline significantly as a result of the acquisition of AT&T by Cingular Wireless LLC.(“Cingular”) As a result of the acquisition, AT&T customer activations will transition from our system to Cingular’s internal system, and we do not expect that AT&T will be a significant customer in 2005. Our services agreements with Sprint Spectrum L.P. (“Sprint”) and Nextel Operations, Inc (“Nextel”) expire on December 31, 2006. On December 15, 2004, Sprint and Nextel announced that their respective Boards of Directors had approved a definitive agreement for a merger of the two companies. We are unable to predict the effect of the merger of Sprint and Nextel on our relationship with either customer including, without limitation, the timing or extent of any reductions in applications processed or other services provided under our contracts with those customers. It is possible that Sprint or Nextel could elect not to renew their agreements, to reduce the volume of products and services they purchase from us, or to request significant changes to the pricing or other terms in any renewal agreement. A loss of one or more of these major clients, a decrease in orders by one or more of these clients or a change in the combination of products and services they obtain from us would adversely affect our revenues, margins and net income.
     In 2004, we determined that we would no longer actively market or sell our Retail Management System (RMS) product or our PhonePrint product. In October 2004, we completed the sale of certain assets related to our Fraud Centurion software product to Subex Systems Limited – NJ (“Subex”). As a result of these actions, we do not expect to recognize significant future revenues from these products.

     On March 31, 2004, we acquired all of the outstanding stock of Authorize.Net from InfoSpace Inc., for $81.6 million in cash. We also incurred approximately $2.0 million in acquisition-related transaction costs. Authorize.Net is a provider of payment solutions for online customer transactions. The Authorize.Net payment gateway provides credit card and electronic check solutions to companies that process orders for goods and services over the Internet, by phone and mail, at retail locations and on wireless devices. Authorize.Net connects small and medium sized businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments.
Operating Segments
     Based upon the way financial information is provided to the Company’s Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, we report our operations in three distinct operating segments, described as follows:
•	Payment Processing Services (“Payment Processing”) — This segment provides a transaction processing system, under the Authorize.Net® brand, that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online.

•	Telecom Decisioning Services (“TDS”) — This segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and call center services to telecom and other companies.

•	Instant Conferencing Services (“Instant Conferencing”) — This segment provides managed instant conferencing services through its Lightbridge GroupTalkTM product.
     In our Annual Report on Form 10-K for the year ended December 31, 2004, and our previously filed Quarterly Reports on Form 10-Q, we reported information on a fourth operating segment, Intelligent Network Solutions (“INS”), which we have since sold. The INS business provided wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers, as well as postpaid charging functionality and telecom calling card services. As noted below, the INS segment is now reported under discontinued operations.
     On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business to VeriSign, which was completed on June 14, 2005. The operating results and financial condition of the INS segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements. Segment results for the INS business are no longer provided. All prior period segment financial information has been restated to conform with the current presentation. See Note 4, Discontinued Operations, for additional information about this sale.
     We also announced on April 25, 2005 that we would evaluate strategic alternatives for our TDS business and had engaged investment bankers to investigate a range of possibilities for the TDS business.
     In the first quarter of 2005, we made the decision to no longer actively market or sell our GroupTalk product and took actions to outsource the continuing operations of our Instant Conferencing segment. We expect to continue to provide the services for GroupTalk under our agreement with AOL. We determined that the contract with AOL is in a loss position and, accordingly, we have accrued additional expenses of $0.1 million for the period ended June 30, 2005.
     Within segments, performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments. We do not allocate certain corporate or centralized marketing and general and administrative expenses to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items. Asset information by operating segment is not reported to or reviewed by our Chief Executive Officer, and therefore we have not disclosed asset information for each operating segment.
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

Results Of Operations
Quarter Ended June 30, 2005 Compared with Quarter Ended June 30, 2004.
     Revenues. Revenues and certain revenue comparisons for the quarters ended June 30, 2005 and 2004 were as follows:

	Quarter Ended	Quarter Ended
	June 30,	June 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Transaction services	$25,147	$27,306	$(2,159)	(7.9)%
Consulting and maintenance services	1,417	2,961	(1,544)	(52.1)
Software licensing and hardware	—	1,859	(1,859)	(100)

Total	$26,564	$32,126	$(5,562)	(17.3)%

     The decrease in transaction services revenues was primarily due to a $4.8 million decline in transactions services revenues from our TDS segment offset by a $2.6 million increase in Authorize.Net’s revenue. The decline in TDS transaction services revenues was primarily a result of a $4.2 million reduction in transaction fees charged to AT&T and a 8% decrease in the volume of subscriber applications processed for clients other than AT&T. Authorize.Net’s revenues for the quarter increased 32% compared to the same period in 2004. The increased revenues were the result of an increase in the number of merchant customers and increased volume of transactions processed.
     In the near term, we expect transaction services revenue from Authorize.Net to continue to increase. However, in the near term, we also expect transaction services revenue associated with our TDS segment to decline from the second quarter 2005 level as a result of declining revenues from AT&T, and continued pricing pressures. We do not expect AT&T to contribute significant revenues in the quarter ending September 30, 2005. We expect TDS transaction services revenues to continue to reflect the industry’s rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). We believe that transaction revenue in future periods will continue to be impacted by changes in the demand for our transaction offerings, changes in the combination of services purchased by clients, carrier consolidation including the proposed merger of Sprint and Nextel (which represented a combined $9.0 million of our TDS transaction services revenues in the second quarter of 2005), and competitive pricing pressures.
     The decrease in consulting and maintenance services revenues of $1.5 million was principally due to a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product. Consulting and maintenance services revenues associated with the RMS product was $.5 million lower in the quarter ended June 30, 2005 than in the same quarter of the preceding year. In addition, consulting and maintenance services revenues from AT&T declined $.7 million in the quarter ended June 30, 2005 as compared with the same period in the prior year.
     The decline in software licensing and hardware revenues of $1.9 million in the quarter ended June 30, 2005 as compared to the same period in the prior year was due to our decision to no longer actively market, sell or develop our RMS product.
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

     Cost of revenues, gross profit and certain comparisons for the quarters ended June 30, 2005 and 2004 were as follows:

	Quarter Ended	Quarter Ended
	June 30,	June 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Cost of revenues:
Transaction services	$11,972	$14,273	$(2,301)	(16.1)%
Consulting and maintenance services	557	1,092	(535)	(49.0)
Software licensing and hardware	—	—	—	—

Total cost of revenues	$12,529	$15,365	$(2,836)	(18.5)%

Gross profit:
Transaction services $	$13,175	$13,033	$142	1.1%
Transaction services %	52.4%	47.7%
Consulting and maintenance services $	$860	$1,869	$(1,009)	(54.0)%
Consulting and maintenance services %	60.7%	63.1%
Software licensing and hardware $	$—	$1,859	$(1,859)	(100.0)%
Software licensing and hardware %		100.0%

Total gross profit $	$14,035	$16,761	$(2,726)	(16.3)%

Total gross profit %	52.8%	52.2%
     Transaction services cost of revenues decreased by $2.3 million in the quarter ended June 30, 2005 from the prior year. In our TDS business, spending decreased in our call centers as a result of the closing of our Broomfield, Colorado call center, and the staffing shift from that site to our Liverpool, Nova Scotia call center. We also realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and headcount-related savings resultant from our 2004 restructuring activities. Transaction services gross profit and gross profit percentage increased primarily as a result of Authorize.Net’s higher contribution to the transaction services gross profit amount. Authorize.Net’s percent of the transaction services gross profit amount was 64% in quarter ended June 30, 2005 versus 46% in the same quarter of the preceding year. This increase was partially offset by a decrease in the transaction services gross profit related to our TDS segment, where the revenue reduction exceeded the cost of sales expense reduction. Authorize.Net generated a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage in the quarter ended June 30, 2005 than in the same quarter of 2004.
     Consulting and maintenance services cost of revenues decreased by $0.5 million in the second quarter of 2005. This decrease was attributable to a reduction in headcount associated with the September and December 2004 restructurings. Consulting and maintenance services gross profit and gross profit percentage decreased in the second quarter of 2005 due to lower revenues related to our RMS product and from AT&T.
     Software licensing and hardware gross profit and gross profit percentage decreased by $1.9 million in the second quarter of 2005 in comparison with the comparable period in the prior year. The decline was due to our decision to no longer actively market, sell or develop our RMS product.
     We expect that fluctuations in gross profit may occur in future periods primarily because of a change in the mix of revenue generated from our two revenue components, and also because of competitive pricing pressures.

     Operating Expenses. Operating expenses and certain operating expense comparisons for the three months ended June 30, 2005 and 2004 were as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Engineering and development	$3,495	$5,527	$(2,032)	(36.8)%
Sales and marketing	4,429	5,533	(1,104)	(20.0)
General and administrative	4,152	4,045	107	2.6
Restructuring	(8)	4	(12)	(300.0)

Total	$12,068	$15,109	$(3,041)	(20.1)%

     Engineering and Development. Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The $2.0 million decrease in engineering and development expenses for the quarter ended June 30, 2005 as compared with the same quarter in 2004 was primarily due to cost savings associated with the 2004 restructuring activities, our decision to cease new development and enhancement of our RMS software product and our decision to outsource our Instant Conferencing support services. Engineering and development expenses as a percentage of total revenues decreased for the second quarter of 2005 as a result of lower spending.
     We expect engineering and development expenses for the quarter ending September 30, 2005 to continue to decline in comparison to the prior year level, primarily due to benefits of restructuring activities.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. For Authorize.Net, sales and marketing expenses also include commissions paid to outside sales partners. The decrease of $1.1 million in sales and marketing expenses in the quarter ended June 30, 2005 as compared with the same quarter in 2004, in absolute dollars and as a percentage of revenue, was due to the outsourcing of our Instant Conferencing support services and reduced sales and marketing headcount resulting from our 2004 restructuring activities. Authorize.Net represented $4.0 million of sales and marketing expenses in the second quarter of 2005 results compared to $3.2 million in the second quarter of 2004. This increase was offset by reductions in marketing costs for the other portions of our business, restructuring activities, and reduced sales and marketing program spending as compared with the second quarter of 2004.
     We expect that sales and marketing expenses in the third quarter of 2005 will be relatively unchanged from the second quarter of 2005. However, we expect sales and marketing expenses to increase with growth in Authorize.Net’s revenues as a result of greater sales partner commissions associated with these revenues.
     General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. General and administrative expenses were relatively unchanged in the second quarter of 2005 as compared to the same quarter of 2004. Lower general and administrative expenses in other areas of the business, reflecting savings associated with our 2004 restructuring activities and reduced program spending offset higher spending associated with legal fees and other spending for professional services.
     We do not expect significant changes in the level of general and administrative expenses in the quarter ending September 30, 2005 from the second quarter of 2005.
     Restructuring. Please refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of our restructuring activities and related charges.
     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net increased by $0.2 million in the quarter ended June 30, 2005 in comparison with the same period in 2004 primarily due to an increase in our cash and short-term investments balance as a result of cost savings from the 2004 and 2005 restructurings and the cash received for the sale of our INS business.

     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the three months ended June 30, 2005 of $0.03 million includes a full valuation allowance for federal and state net operating loss carryforwards expected in 2005 and a provision for foreign taxes. The income tax provision for the three months ended June 30, 2004 of $0.7 million consists of an income tax provision at an annual effective tax rate of 36.0%, as well as a $0.05 million tax provision for foreign taxes. At June 30, 2005, we continue to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.
     Results by Operating Segment. The operating results and financial condition of the INS Segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements. Segment results for the INS business are no longer provided. All prior period segment financial information has been restated to conform with the current presentation. Certain operating results and comparisons by operating segment for the quarters ended June 30, 2005 and 2004 were as follows:

	Quarter Ended	Quarter Ended
	June 30,	June 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Revenues:
TDS	$15,817	$23,606	$(7,789)	(33.0)%
Payment Processing	10,747	8,138	2,609	32.1%
Instant Conferencing	—	382	(382)	(100.0)%

Total	$26,564	$32,126	$(5,562)	(17.3)%

Gross Profit (Loss):
TDS $	$6,078	$10,434	$(4,356)	(41.7)%
TDS %	38.4%	44.2%
Payment Processing $	$8,470	$5,945	$2,525	42.5%
Payment Processing %	78.8%	73.1%
Instant Conferencing $	$(513)	$382	$(895)	(234.3)%
Instant Conferencing %	—%	100.0%

Total gross profit $	$14,035	$16,761	$(2,726)	(16.3)%

Total gross profit %	52.8%	52.2%

Operating Income (Loss):
TDS	$3,204	4,867	$(1,663)	(34.2)%
Payment Processing	2,453	1,341	1,112	82.9%
Instant Conferencing	(500)	(830)	330	39.8%

Total segment operating income	$5,157	$5,378	$(221)	(4.1)%

Reconciling items(1)	(3,190)	(3,726)
Total operating loss	$1,967	$1,652

(1)	Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.

     Revenues by Operating Segment
     TDS. The decline in TDS revenues was primarily a result of a $4.9 million reduction in revenue from AT&T and a $2.1 million reduction in revenue from our RMS product.
     Payment Processing. Payment Processing revenues for the quarter have increased 32.1% compared to the same period in 2004. The increased revenues were the result of an increase in the number of merchant customers and increased volume of transactions processed.
     Instant Conferencing. In 2004, we recorded revenues of $0.4 million related to a contract for our Mobile Data Manager product. No future revenues from the Mobile Data Manager product are expected. In 2004 and 2005, we did not record any revenues from our GroupTalk product.
Gross Profit (Loss) by Operating Segment
     TDS. The decline in TDS gross profit was a result of lower revenues of 8% as compared to the three months ended June 30, 2004. The impact of the revenue decline was partially offset by a $3.4 million expense reduction. Spending decreased in our call centers as a result of the closing of our Broomfield, Colorado call center, and the staffing shift from that site to our Liverpool, Nova Scotia call center. We also realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T Wireless, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and headcount-related savings resultant from our 2004 restructuring activities.
     Payment Processing. The increase in Payment Processing gross profit was due to the increase in Authorize.Net’s revenue from the prior year.
     Instant Conferencing. The reduction in the gross profit reflects spending to support our relationship with AOL, which began using the GroupTalk product in the second quarter of 2004 along with additional accrued expenses due to the AOL loss contract accrual, which transpired in the second quarter of 2005.
Operating Income (Loss) by Operating Segment.
     TDS. The decline in TDS operating income reflects the impact of reduced revenues, partially offset by spending reductions resulting from our 2004 restructuring activities.
     Payment Processing. The increase in Payment Processing operating income was due to the increase in Authorize.Net’s revenue from the prior year.
     Instant Conferencing. The decrease in Instant Conferencing operating loss reflects increased cost of sales expenses to support our relationship with AOL, which began using the product in the second quarter of 2004, offset by lower operating expenses following the 2004 restructuring activities. We determined that the contract with AOL was in a loss position and, accordingly, we have accrued additional expenses of $0.1 million for the period ended June 30, 2005.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004.
     Revenues. Revenues and certain revenue comparisons for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Transaction services	$50,801	$47,872	$2,929	6.1%
Consulting and maintenance services	2,936	6,194	(3,258)	(52.6)
Software licensing and hardware	—	1,868	(1,868)	(100.0)

Total	$53,737	$55,934	$(2,197)	(3.9)%

     The increase in transaction revenues of $2.9 million was mainly due to a full two quarters of Authorize.Net revenue during the six months ended June 30, 2005. The results of Authorize.Net’s operations were excluded from our first quarter 2004 results. As a result, Authorize.Net’s revenues were $12.7 million higher for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. A significant component of Authorize.Net’s higher revenues were attributable to a 32% increase in revenues for the quarter ended June 30, 2005 as compared to the prior year. The increased revenues were the result of an increase in the number of merchant customers added and increased volume of transactions processed. Our TDS business segment transaction revenues were $9.8 million lower for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decline in TDS transaction services revenues was primarily a result of a $7.6 million reduction in transaction fees charged to AT&T and a 10% decrease in the volume of subscriber applications processed for certain clients other than AT&T. The decline was partially offset by a 34% increase in Nextel subscriber applications for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
     The decrease in consulting and maintenance services revenues of $3.3 million was principally due to lower revenues from AT&T and a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product.
     The decline in software licensing and hardware revenues of $1.9 million was primarily due to a fee from the license of our RMS software product to Sprint for $1.6 million in the six months ended June 30, 2004.
     Cost of Revenues and Gross Profit
     Cost of revenues, gross profit and certain comparisons for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Cost of revenues:
Transaction services	$25,018	$26,554	$(1,536)	(5.8)%
Consulting and maintenance services	1,322	2,190	(868)	(39.6)
Software licensing and hardware	—	12	(12)	(100.0)

Total cost of revenues	$26,340	$28,756	$(2,416)	(8.4)%

Gross profit:
Transaction services $	$25,783	$21,318	$4,465	20.9%
Transaction services %	50.8%	44.5%
Consulting and maintenance services $	$1,614	$4,004	$(2,390)	(59.7)%
Consulting and maintenance services %	55.0%	64.6%
Software licensing and hardware $	$—	$1,856	$(1,856)	(100.0)%
Software licensing and hardware %	%	99.4%

Total gross profit $	$27,397	$27,178	$219	0.8%

Total gross profit %	51.0%	48.6%
     Transaction services cost of revenues decreased by $1.5 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. In our TDS business, spending decreased in our call centers as a result of the closing of our Broomfield, Colorado call center, and the staffing shift from that site to our Liverpool, Nova Scotia call center. We also realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and headcount-related savings resultant from our 2004 restructuring activities. Transaction services gross profit and gross profit percentage increased primarily as a result of Authorize.Net’s results of operations not being included in our first quarter 2004 results. This resulted in Authorize.Net’s higher contribution to the transaction services gross profit amount for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Authorize.Net generated a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage. This was partially offset by a decrease in the transaction services gross profit related to our TDS segment, where the revenue reduction exceeded the cost of sales expense reduction.

     Consulting and maintenance services cost of revenues decreased by $0.9 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was attributable to a reduction in headcount associated with the September and December 2004 restructurings. Consulting and maintenance services gross profit and gross profit percentage decreased in the second quarter of 2005 due to lower revenues related to our RMS product and from AT&T.
     Software licensing and hardware gross profit and gross profit percentage decreased by $1.9 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decline is primarily due to a fee from the license of our RMS product to Sprint for $1.6 million in the second quarter of 2004.
Operating Expenses. Operating expenses and certain operating expense comparisons for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Engineering and development	$7,888	$10,504	$(2,616)	(24.9)%
Sales and marketing	8,983	8,268	715	8.6
General and administrative	7,699	7,397	302	4.1
Purchased in-process research and development	—	679	(679)	(100.0)
Restructuring	851	489	362	74.0

Total	$25,421	$27,337	$(1,916)	(7.0)%

     Engineering and Development. The decrease in engineering and development expenses for the six months ended June 30, 2005 was primarily due to cost savings associated with the 2004 restructurings. These savings were partially offset by the addition of engineering and development expenses for Authorize.Net which were included beginning in the three months ended June 30, 2004. Engineering and development expenses as a percentage of total revenues decreased for the six months ended June 30, 2005 as a result of lower expense levels.
     Sales and Marketing. The increase in sales and marketing expenses for the six months ended June 30, 2005 was due to the inclusion of Authorize.Net and the related sales partner commissions in sales and marketing expense for six months in 2005 as compared to only the three months ended June 30 in 2004.
     General and Administrative. The increase in general and administrative costs for the six months ended June 30, 2005 was primarily due to expenses incurred as a result of the inclusion of a full six months of Authorize.Net expenditures in 2005 as compared to only the three months ended June 30 in 2004 offset by restructuring activities.
     Purchased In-Process Research and Development (“IPR&D”). In connection with the Authorize.Net acquisition, we recorded a $0.7 million charge during the first quarter of 2004 for two IPR&D projects. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a complete description of this IPR&D charge. There were no IPR&D charges recorded during the six months ended June 30, 2005.
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
     Please refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a complete description of these charges.

     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net increased by $0.3 million in the six months ended June 30, 2005 in comparison with the same period in 2004 primarily due to an increase in our cash and short-term investments balances as a result of cost savings from the 2004 and 2005 restructurings.
     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the six months ended June 30, 2005 of $0.1 million includes a full valuation allowance for federal and state net operating loss carryforwards expected in 2005 and a provision for foreign taxes. The income tax provision for the six months ended June 30, 2004 reflects a net benefit of $0.05 million which consists of an income tax provision at an annual effective tax rate of 132%, plus a $0.3 million tax benefit related to the recognition of prior year research and development tax credits less a $0.06 million provision to establish a tax valuation allowance against certain deferred tax assets. The 132% rate differs from the federal statutory rate primarily due to the impact of state taxes, changes in valuation allowances for certain deferred tax assets and benefit from federal and state tax credits. At June 30, 2005, we continue to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.
Results by Operating Segment. The operating results and financial condition of the INS segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements. Segment results for the INS business are no longer provided. All prior period segment financial information has been restated to conform with the current presentation. Certain operating results and comparisons by operating segment for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months	Six Months
	Ended	Ended	$	%
	June 30,	June 30,	Difference	Difference
	2005	2004
	(Dollars in thousands)
Revenues:
TDS	$32,890	$47,415	$(14,525)	(30.6)%
Payment Processing	20,847	8,138	12,709	156.2%
Instant Conferencing	—	381	(381)	(100.0)%

Total	$53,737	$55,934	$(2,197)	(3.9)%

Gross Profit (Loss):
TDS $	$11,950	$20,867	$(8,917)	(42.7)%
TDS %	36.3%	44.0%
Payment Processing $	$16,275	$5,945	$10,330	173.8%
Payment Processing %	78.1%	73.1%
Instant Conferencing $	$(828)	$366	$(1,194)	(326.2)%
Instant Conferencing %	—%	96.1%

Total gross profit $	$27,397	$27,178	$219	0.8%

Total gross profit %	51.0%	48.6%

Operating Income (Loss):
TDS	$5,679	8,903	$(3,224)	(36.2)%
Payment Processing	4,550	662	3,888	587.3%
Instant Conferencing	(1,387)	(1,902)	515	27.1%

Total segment operating income	$8,842	$7,663	$1,179	15.4%

Reconciling items(1)	(6,866)	(7,822)
Total operating loss	$1,976	$(159)

(1)	Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.
     Revenues by Operating Segment
     TDS. The decline in TDS revenues was primarily a result of a reduction in revenue from AT&T Wireless and a reduction in revenue from our RMS product. Other contributing factors were a 10% decrease in the volume of subscriber applications processed for clients other than AT&T Wireless along with an unfavorable change in the mix of services provided for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
     Payment Processing. Lightbridge began recording Payment Processing revenues as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. The six months ended June 30, 2004 includes revenue from April 1, 2004 through June 30, 2004. Authorize.Net revenue for the six months ended June 30, 2005 increased 26% compared to the same period in 2004 as reported above by Authorize.Net’s former owner, InfoSpace, Inc. The increased revenues were the result of an increase in the number of merchant customers added and increased volume of transactions processed.
     Instant Conferencing. In 2004, we recorded revenues of $0.4 million related to a contract for our Mobile Data Manager product. No future revenues from the Mobile Data Manager product are expected. In 2004 and 2005, we did not record any revenues from our GroupTalk product.
     Gross Profit (Loss) by Operating Segment
     TDS. The decline in TDS gross profit was a result of lower revenue, primarily due to a reduction in revenue from AT&T, as well as a reduction in revenue from our RMS product, largely due to a fee from the license of that product to Sprint in the second quarter of 2004. Other factors contributing to the decline in gross profit were a 10% decrease in the volume of subscriber applications processed for clients other than AT&T along with an unfavorable change in the mix of services provided. The impact of the revenue decline was partially mitigated by a $5.6 million expense reduction. Spending decreased in our call centers as a result of the closing of our Broomfield, Colorado call center, and the staffing shift from that site to our Liverpool, Nova Scotia call center. We also realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and headcount-related savings resultant from our 2004 restructuring activities.
     Payment Processing. The increase in Payment Processing gross profit was due to the acquisition of Authorize.Net on March 31, 2004.
     Instant Conferencing. The reduction in the gross profit reflects spending to support our relationship with AOL, which began using the product in the second quarter of 2004 along with additional accrued expenses due to the AOL loss contract accrual, which was incurred during the second quarter of 2005.
     Operating Income (Loss) by Operating Segment.
     TDS. The decline in TDS operating income reflects the impact of reduced revenues, partially offset by spending reductions resulting from our 2004 restructuring activities.
     Payment Processing. The increase in Payment Processing operating income was due to the acquisition of Authorize.Net on March 31, 2004.
     Instant Conferencing. The decrease in Instant Conferencing operating loss reflects increased cost of sales expenses to support our relationship with AOL, which began using the product in the second quarter of 2004, offset by lower operating expenses following the 2004 restructuring activities. The Company determined that the contract with AOL was in a loss position and, accordingly, the Company has accrued additional expenses of $0.1 million for the period ended June 30, 2005.
Discontinued Operations
     On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, which includes our PrePay IN product and related services, to VeriSign. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by us as a liability to VeriSign, until certain representations and warranties expire after an 18-month period after closing and will be recorded as a gain, net of possible indemnity claims at that time.

In addition, a liability has been established of $450,000 in accordance with FIN 45 based on the estimated cost if we were to purchase an insurance policy to cover up to $5 million of indemnification obligations for certain potential breaches of our intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007. The operating results and financial condition of the INS segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144, as the sale was completed during the second quarter of 2005. All comparative prior period amounts have been restated in a similar manner. We have recorded a gain on the sale of our INS business of $12.7 million, which has been presented as a gain on sale of discontinued operations. We recorded net income from discontinued operations of $0.7 million for the three months ended June 30, 2005 and recorded a net loss from discontinued operations of $0.2 million for the six months ended June 30, 2005. Income from discontinued operations included a $1.4 million settlement of a lawsuit between Lucent Technologies, Inc. and the us received in the second quarter of 2005.
Liquidity and Capital Resources
     As of June 30, 2005, we had cash and cash equivalents, short-term investments and restricted cash of $71.8 million. We believe that our current cash and short-term investment balances will be sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, additional acquisitions or investments, divestitures, restructuring or obligations associated with the closure of products or facilities, and the sustained profitability of the our operations. We may also require additional cash in the future to finance growth initiatives including acquisitions.
     During the first six months of 2005, we used cash in operating activities of approximately $5.5 million and generated $18.9 million and $0.6 million in investing and financing activities, respectively. During the first six months of 2005, we had a gain on sale of our PrePay assets of $12.7 million and our accounts payable and accrued compensation and benefits decreased by a combined $2.1 million primarily related to the payment of 2004 bonuses and the timing of payments to certain significant vendors. Included in cash provided by investing activities for the six months ended June 30, 2005, was $15.0 million in net cash proceeds from the sale of PrePay assets and $1.6 million provided as restricted cash to collateralize a letter of credit supporting the operating lease for our corporate headquarters.
     Our capital expenditures totaled $1.8 million for the six months ended June 30, 2005. The capital expenditures during this period were principally associated with our service delivery infrastructure and computer equipment for software development activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2011.
     Future minimum payments under operating leases, including facilities affected by restructurings, consisted of the following at June 30, 2005 (amounts in thousands):

Operating
Leases
Remainder of 2005	$2,348
2006	3,907
2007	3,104
2008	2,854
2009	2,208
Thereafter	3,542

Total minimum lease payments	$17,963

     We incurred legal expenses in 2004 of approximately $200,000 in connection with the defense of a lawsuit entitled Net Money IN, Inc. v. VeriSign, Inc., et. al., following our acquisition of Authorize.Net, and expect to incur defense costs of approximately $1.2 million to $1.5 million in 2005. Please refer to Part II. Other Information. Item 1. Legal Proceedings for a discussion of this lawsuit.
     At June 30, 2005, we were holding funds in the amount of $4.6 million on behalf of merchants utilizing Authorize.Net’s eCheck.Net product. The funds are included in cash and cash equivalents and funds due to merchants on our consolidated balance sheet. Authorize.Net holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at June 30, 2005, we held funds in the amount of $1.8 million for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (“IPS”) product. The funds are included in cash and cash equivalents and funds due to merchants on our consolidated balance sheet. Credit card funds are held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

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
     Our primary contractual obligations and commercial commitments are under operating leases and a letter of credit. We maintain a letter of credit in the amount of $1.6 million that extends through January 2006. In January 2005, we provided $1.6 million of cash as collateral for that letter of credit.
Inflation
     Although certain of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after December 15, 2005. We are evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method.
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC ruled and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.

Risk Factors
If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly.
     On April 25, 2005, we announced that we engaged investment bankers to explore strategic alternatives for our TDS business. Our TDS revenues are concentrated among a few major clients. Our 10 largest clients accounted for approximately 57% and 59% of our total revenues in the quarter and six months ended June 30, 2005, respectively. Although our client concentration has declined, we expect that a majority of our revenues will continue to come from a relatively small number of clients for the foreseeable future. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, acquisitions, or as the result of the perceived quality or cost-effectiveness of our products or services. Our services agreements with Sprint Spectrum L.P. (“Sprint”), and Nextel Operations, Inc. (“Nextel”) expire on December 31, 2006. Our services agreement with AT&T Wireless Services, Inc. (“AT&T”) expires on April 1, 2009, but is subject to earlier termination upon twelve months’ notice and designated services upon notice. In February 2004, Cingular Wireless LLC (“Cingular”) announced an agreement to acquire AT&T and in October 2004, Cingular announced that it had completed its merger with AT&T. Cingular is not presently a client of Lightbridge. As a result of the acquisition of AT&T, we do not expect that client to generate significant revenue in the remainder of 2005. On December 15, 2004, Sprint and Nextel announced that their respective Boards of Directors had approved a definitive agreement for a merger of the two companies. We are unable to predict the effect of the merger of Sprint and Nextel on our relationship with either client including without limitation the timing or extent of any reductions in applications processed or other services provided under our contracts with those clients. It is possible that Sprint and/or Nextel could elect not to renew their agreements, to reduce the volume of products and services they purchase from us or to request significant changes to the pricing or other terms in any renewal agreement. The loss of Sprint and/or Nextel or any of our other major clients would cause sales to fall below expectations and materially reduce our revenues, margins and net income and adversely affect our business.
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
A Majority of Our Revenues Are Concentrated in the Wireless Telecommunications Industry, Which Is Experiencing Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs.
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
Our Exploration of Strategic Alternatives for Our TDS Business May Prove Unsuccessful or May Otherwise Have a Material Adverse Effect on Our Ability to Conduct Business, Our Operations and Our Financial Condition.
     We are taking steps to streamline operations and sharpen our strategic focus. On April 25, 2005, we announced our decision to explore strategic options for our TDS business.
     We can offer no assurances that we will be able to locate potential strategic partners for the TDS business or will be able to consummate any transactions with potential strategic partners we do locate. Our pursuit of strategic initiatives may prove unsuccessful or may otherwise have a material adverse effect on our ability to conduct business, our operations and our financial condition. For example, we may not always be able to obtain the optimal price for assets and businesses we choose to sell or may receive a price that is substantially lower than the investments made for the assets or businesses being disposed of. In addition, our continuing operations may suffer as a result of losing synergies with the assets and businesses sold. Further, the inherent uncertainty in the process of seeking strategic alternatives could result in loss of customers or employees, which could impair the value of those assets.
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
We and Our Clients Must Comply with Complex and Changing Laws and Regulations.
     Government regulation influences our activities and the activities of our current and prospective clients, as well as our clients’ expectations and needs in relation to our products and services. Businesses that handle consumers’ funds, such as our Payment Processing business, are subject to numerous state and federal regulations, including those related to banking, credit cards, electronic transactions and communication, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. In addition, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet concerning matters such as taxes, pricing, content and distribution. If applied to us, any of the foregoing rules and regulations could require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statutes may result in severe penalties or restrictions on our ability to engage in e-commerce, which could have a material adverse effect on our business.
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
We May Become a Party to Intellectual Property Infringement Claims, Which Could Harm Our Business.
     From time to time, we have had and may be forced to respond to or prosecute other intellectual property infringement claims to protect our rights or defend a client’s rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business and operating results. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our products in the U.S. and abroad and could result in the award of substantial damages against us. We may be required to enter into royalty or licensing agreements with third parties claiming infringement by us of their intellectual property in order to settle these claims. These royalty or licensing agreements, if available, may not have terms that are acceptable to us. In addition, if we are forced to enter into a license agreement with terms that are unfavorable to us, our operating results would be materially harmed. We may also be required to indemnify our clients for losses they may incur under indemnification agreements if we are found to have violated the intellectual property rights of others. Please refer to Part II. Other Information. Item 1. Legal Proceedings for a discussion of certain pending matters related to our intellectual property.
     In connection with the sale of our INS business to VeriSign on June 14, 2005, we agreed to indemnify VeriSign for up to $5 million in damages incurred for potential breaches of our intellectual property representations and warranties in the asset purchase agreement. Such representations and warranties extend for two years from the date of closing.
Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.
     Authorize.Net distributes its service offerings primarily through outside sales partners. Authorize.Net’s revenues are derived predominantly through relationships with distribution partners. In addition, we have entered into a business alliance with VeriSign to assist us in penetrating the online transaction market for authentication services.
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
     In addition, distributors and other sales and marketing partners may become our competitors with respect to the products they distribute either by developing a competitive product themselves or by distributing a competitive offering. For example, resellers of Authorize.Net products and services are permitted to and generally do market and sell competing products and services; and VeriSign may elect to market or acquire alternative fraud and identity verification products for authentication services. Competition from existing and future distributors or other sales and marketing partners could significantly harm sales of our products.
Changes to Credit Card Association Rules or Practices Could Adversely Impact Our Authorize.Net Business.
     Our Authorize.Net credit card payment gateway does not directly access the credit card associations. As a result, we must rely on banks and their service providers to process our transactions. We must comply with the operating rules of the credit card associations. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with Authorize.Net. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, resulting in our inability to give customers the option of using credit cards to fund their payments. If we were unable to provide a gateway for credit card transactions, our Authorize.Net business would be materially and adversely affected.

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
     In addition, the large volume of payments that we handle for our clients makes us vulnerable to third-party or employee fraud or other internal security breaches. Further, we may be required to expend significant capital and other resources to protect against security breaches and fraud to address any problems they may cause.
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
     Authorize.Net is compliant with Visa’s Cardholder Information Security Program (CISP) and MasterCard’s Site Data Protection (SDP) standard, however, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system.
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
     We provide TDS and payment processing transaction services, as well as support services, using complex computer and telecommunications systems. Our business could be significantly harmed if these systems fail or suffer damage from fire, natural disaster, terrorism including cyber terrorism, power loss, telecommunications failure, unauthorized access by hackers, electronic break-ins, intrusions or attempts to deny our ability to deploy our services, computer viruses or similar events. In addition, a growth of our client base, a significant increase in transaction volume or an expansion of our facilities may strain the capacity of our computers and telecommunications systems and lead to degradations in performance or system failure. Many of our agreements with telecommunications carriers contain level of service commitments, which we might be unable to fulfill in the event of a natural disaster, an actual or threatened terrorist attack or a major system failure. Errors in our computer and telecommunications systems may adversely impact our ability to provide the products and services contracted for by our clients. We may need to expend significant capital or other resources to protect against or repair damage to our systems that occur as a result of malicious activities, cyber-terrorism, natural disasters or human error, but these protections and repairs may not be completely effective. Our property and business interruption insurance and errors and omissions insurance might not be adequate to compensate us for any losses that may occur as the result of these types of damage. It is also possible that such insurance might cease to be available to us on commercially reasonable terms, or at all.
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
     We rely to a substantial extent on third parties to provide some of our equipment, software, data, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. For example, our Payment Processing business requires the services of third-party payment processors. If any of these processors cease to allow us to access their processing platforms, our ability to process credit card payments would be severely impacted. In addition, we depend on our Originating Depository Financial Institution partner to process ACH transactions, and our ability to process these transactions would be severely impacted if we were to lose such partner for any reason.
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
     Although we believe that traditional telecommunications carrier regulations do not apply to our GroupTalk on-demand, voice conferencing services, the Federal Communications Commission (“FCC”) and state public service commissions may require us to submit to such regulations for our GroupTalk service under the Communications Act of 1934, as amended, and various state laws or regulations as provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our voice conferencing service until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also could be required to comply with other aspects of federal and state laws and regulations. Subjecting our voice conferencing service to these laws and regulations would increase our operating costs, may require us to suspend service to existing clients, could require restructuring of those services to charge separately for the voice and other components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.
We Have Made and May Continue to Make Acquisitions, Which Involve Risks.
     We acquired Authorize.Net Corporation in March of 2004. We may also make additional acquisitions in the future if we identify companies, technologies or assets that appear to expand or complement our core business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. If we are not able to make acquisitions, we may not be able to expand our business. For example:
•	We may experience difficulty in integrating and managing acquired businesses successfully and in realizing anticipated economic, operational and other benefits in a timely manner. The need to retain existing clients, employees, and sales and distribution channels of an acquired company and to integrate and manage differing corporate cultures can also present significant risks. If we are unable to successfully integrate and manage acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

•	Our acquisition of Authorize.Net significantly reduced our available cash and liquidity. In other future acquisitions, we may issue equity securities that could be dilutive to our shareholders or we may use our remaining cash, which may have an adverse effect on our liquidity. We also may incur additional debt and amortization expense related to intangible assets as a result of acquisitions. This additional debt and amortization expense, as well as the potential impairment of any purchased goodwill, may materially and adversely affect our business and operating results. We may also be required to make continuing investments in acquired products or technologies to bring them to market, which may negatively affect our cash flows and net income. We may also incur additional costs relating to the integration, review and evaluation and enhancement of our internal controls for Authorize.Net. In addition, we may assume contingent liabilities that may be difficult to estimate and costs and liabilities associated with assumed litigation matters.

•	Acquisitions may divert management’s attention from our existing business and may damage our relationships with our key clients and employees.

•	Acquisitions may also result in liabilities for claims not known at the time of acquisition as well as for assumed obligations.
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

We Need to Continue to Improve or Implement our Procedures and Controls.
     Requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our registered independent public accounting firm. As permitted by the rules and regulations of the Securities and Exchange Commission, management determined that the internal control over financial reporting of Authorize.Net would be excluded from the final 2004 internal control assessment. Our disclosure controls and procedures as of June 30, 2005 were not fully effective as of that date to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives. We continue to evaluate such disclosure controls and procedures, including with regard to Authorize.Net, which was acquired in March 2004, and may modify, enhance or supplement them as appropriate in the future. Please refer to Part I. Item 4. below for a discussion on controls and procedures. We need to periodically review our internal control procedures, modify, enhance or supplement them as may be necessary and consider the adequacy of the documentation of such procedures. There can be no assurance that we will be able to maintain compliance with all of the new requirements. Any modifications, enhancements or supplements to our internal control systems or in documentation of such internal control systems and the internal control assessment of Authorize.Net could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the ensuing year.
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
     Our revenues are difficult to forecast for a number of reasons:
•	Seasonal and retail trends affect our transaction revenues, in both our Payment Processing and TDS businesses, as well as our other products and services. Transaction revenues historically have represented the majority of our total revenues. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

•	The sales process for our products and services offered to telecommunications clients is lengthy, sometimes exceeding twenty-four months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders, could cause our quarterly revenues to fall substantially below expectations.

•	Our consulting services revenues can fluctuate based on the timing of product sales and projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues or staffing requirements accurately more than a few months in advance.

•	The factors described above under the headings “If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly,” “Certain of Our Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase” and “ Majority of Our Revenues Are Concentrated in the Wireless Telecommunications Industry, Which Is Experiencing Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs”.
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
We Face Competition from a Broad and Increasing Range of Vendors.
     The market for products and services offered to communications providers and participants in online transactions is highly competitive and subject to rapid change. Each of these markets is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in each of the markets in which we compete, which will result in the entrance of new competitors in the future. We face potential competition from several primary sources:
•	providers of online payment processing services, including VeriSign, CyberSource Corporation, Plug & Pay Technologies, Inc., PayPal, Inc. and LinkPoint International, Inc.

•	software vendors that provide one or more customer acquisition, customer relationship management and retention or risk management solutions, including ECtel Ltd., TSI Telecommunications Services Inc., Fair Isaac Corporation, Magnum Software Systems, Inc., American Management Systems, Incorporated and SLP Infoware;

•	service providers that offer customer acquisition, customer relationship management and retention, risk management or authentication services in connection with other services, including Choicepoint Inc., Visa U.S.A., Experian Information Solutions, Inc., Equifax, Inc., Lexis Nexis, Trans Union, L.L.C., Schlumberger Sema plc and Amdocs Ltd;

•	information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

•	information technology vendors that offer wireless and internet software applications such as Oracle Corporation, Microsoft Corporation and International Business Machines Corporation;

•	consulting firms or systems integrators that may offer competitive services or the ability to develop customized solutions for customer acquisition and qualification, customer relationship management and retention or risk management, such as American Management Systems, Incorporated, Accenture Ltd., BearingPoint, Inc., PeopleSoft, Inc., Siebel Systems, Inc. and Cap Gemini Ernst & Young;

•	a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as Verizon Communications, Inc., Authentix Network Inc. and Fair Isaac Corporation;

•	vendors that provide or resell products and services in the voice conferencing market such as Spectel, Inc., Polycom Inc., Raindance Communications, Inc., Ptek Holdings, Inc., and the major worldwide telecommunications providers such as AT&T, Sprint, and Global Crossing Limited.
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
Our Foreign Operations Subject Us to Risks and Concerns Which Could Negatively Affect Out Business Overall.
     We have operations outside the U.S. at our call center located in Liverpool, Nova Scotia, Canada. In addition to the risks generally associated with operations in the U.S., operations in foreign countries present us with additional risks, including the following:
•	the imposition of financial and operational controls and regulatory restrictions by foreign governments;

•	the need to comply with a wide variety of complex U.S. and foreign import and export laws and treaties;

•	fluctuations in interest and currency exchange rates, and

•	difficulties in managing staffing and managing foreign subsidiary operations.
Our Business Could Require Additional Financing.
     Our future business activities, including our operation of Authorize.Net, the development or acquisition of new or enhanced products and services, the acquisition of additional computer and network equipment, the costs of compliance with government regulations and future expansions including acquisitions will require us to make significant capital expenditures. If our available cash resources prove to be insufficient, because of unanticipated expenses, revenue shortfalls or otherwise, we may need to seek additional financing or curtail our expansion activities. If we obtain equity financing for any reason, our existing stockholders may experience dilution in their investments. If we obtain debt financing, our business could become subject to restrictions that affect our operations or increase the level of risk in our business. It is also possible that, if we need additional financing, we will not be able to obtain it on acceptable terms, or at all.
ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES.
     The market risk exposure inherent in our financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. We are exposed to such interest rate risk primarily in our significant investment in cash and cash equivalents. Cash and cash equivalents include short-term, highly liquid instruments which consist primarily of money market accounts, purchased with remaining maturities of three months or less. Our short term investments also include debt securities maturing in one year or less that are classified as available for sale. These investments are carried at fair value. We do not execute transactions in or hold derivative financial instruments for trading or hedging purposes.
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
     Market risk for cash and cash equivalents is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to our financial position or results of operations during 2005.
     We are not subject to any material market risk associated with foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Our Chief Executive Officer and our Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were not fully effective as of that date to provide a reasonable level of assurance of reaching our disclosure control objectives, for the reasons described in the following paragraph. We excluded Authorize.Net from our 2004 internal control assessment, as permitted by the rules and regulations of the Securities and Exchange Commission. We continue to evaluate our disclosure controls and procedures, including with respect to Authorize.Net, and may modify, enhance or supplement them as appropriate in the future.
     Subsequent to June 30, 2005, we became aware of a material weakness in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     In early May 2005, our corporate controller voluntarily resigned. Although we immediately began a search for a person to fill the position, our new corporate controller did not commence employment until after June 30, 2005. As a result, certain of our financial statement close processes did not operate as designed which resulted in adjustments to correct our accounting for the gain on the sale of the INS business. Further adjustments to reflect changes to tax laws which were not considered in our initial income tax accounting related to our continuing operations were also required to properly reflect our income tax provision. Such adjustments were material to our June 30, 2005 financial statements. To address this issue going forward, we have a new corporate controller, and we will reinforce the protocols relating to our financial statement close processes. The proper accounting for the gain on the sale of INS and the matters related to income tax accounting were resolved prior to the public release of our financial results for the second quarter of 2005 and does not affect any reported results.
     The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.
     Except for the departure of the corporate controller, there has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred in the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In 2001, Net MoneyIN, Inc. brought a patent infringement suit in the United States District Court for the District of Arizona, entitled Net MoneyIN, Inc. v. VeriSign, Inc., et al., Case No. CIV 01-441 TUC RCC. Defendants in this case include InfoSpace, Inc. and E-Commerce Exchange, Inc.
     On March 31, 2004, we acquired Authorize.Net from InfoSpace, Inc. In the purchase agreement, we agreed to indemnify and defend InfoSpace, Inc. against this lawsuit. E-Commerce Exchange, Inc. was a reseller of services provided by Authorize.Net. The reseller agreement between the parties contains provisions regarding indemnification from Authorize.Net for claims against the reseller related to services provided under that agreement. Defendant Wells Fargo Bank, N.A. has also requested indemnification, including defense costs, from Authorize.Net based on certain contracts with Authorize.Net. Neither Lightbridge nor Authorize.Net is a party to the Net MoneyIN lawsuit, but because we are defending the litigation and providing indemnification to some of the defendants, we have potential exposure to liability (in an undetermined amount) as if we were parties to the lawsuit. As with all major litigation, such liability could be significant and could, if the result of the lawsuit is adverse to us, materially adversely affect our business, operations and financial condition. We and Authorize.Net may be added as parties at a later date.
     The lawsuit alleges infringement of certain patents involving payment processing over computer networks, and names a variety of defendants, including payment processing gateway providers and banks. Net MoneyIN alleges that numerous products or services infringe its patents, including the Authorize.Net Payment Gateway Service and eCheck.Net service, and seeks treble damages, permanent injunctive relief, attorneys’ fees and costs. Injunctive relief adverse to us could materially adversely affect our business operations and financial condition.

     The defendants have denied the allegations of the plaintiff and have counterclaimed, seeking a declaration that plaintiff’s patents have not been infringed and are invalid. The litigation is bifurcated, with separate liability and damages phases. The period designated for fact discovery during the liability phase has concluded. The court held a claim construction hearing on June 29-30, 2005, but has not yet issued a ruling construing the patent claims, and no liability-phase trial date has been set. We incurred legal expenses in 2004 of approximately $200,000 in connection with the defense of this lawsuit following our acquisition of Authorize.Net, and expect to incur defense costs of approximately $1.2 million to $1.5 million in 2005. We intend to vigorously pursue our defenses to the lawsuit.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     Stock Repurchases — On October 4, 2001, we announced that our board of directors authorized the repurchase of up to 2 million shares of our common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001, depending on market conditions. On April 23, 2003, the board approved an expansion of the plan to authorize us to purchase up to 4 million shares of our common stock at an aggregate price of up to $40 million through September 26, 2005. As of June 30, 2005, we had purchased approximately 2.5 million shares at a total cost of approximately $17.9 million since the inception of its repurchase program. There were no repurchases during the first six months of 2005. The maximum number of shares that could yet be purchased under the plan was 1,452,862 at June 30, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 20, 2005, we held a Special Meeting in Lieu of Annual Meeting of Stockholders to vote upon the proposal to Elect Two Directors:
a)	To re-elect Robert E. Donahue to serve as a Class III director for a three-year term beginning on June 20, 2005 and ending at our 2008 annual meeting of stockholders; and

b)	To re-elect Kevin C. Melia to serve as a Class III director for a three-year term beginning on June 20, 2005 and ending at our 2008 annual meeting of stockholders.
     The number of votes cast for and against, as well as the number of votes withheld or abstentions (including broker non-votes), on the above proposal were as follows:

		VOTES	VOTES	ABSTENTI
PROPOSAL	VOTES FOR	AGAINST	WITHHELD	ONS
a) For Robert E. Donahue	25,666,221	—	280,767	—
b) For Kevin C. Melia	25,170,647	—	776,341	—
Item 6. Exhibits
(a) Exhibits

No.	Description
10.1*	Form of Executive Retention Agreement

10.2*	Settlement Agreement dated May 19, 2005 between Lightbridge, Inc. and Lucent Technologies, Inc.

10.3**	Asset Purchase Agreement dated as of April 25, 2005 by and between VeriSign, Inc. the Company.

31.1	Certification of Robert E. Donahue dated August 9, 2005

31.2	Certification of Timothy C. O’Brien dated August 9, 2005

32.1	Certification of Robert E. Donahue and Timothy C. O’Brien dated August 9, 2005 (furnished but not filed with the Securities and Exchange Commission)

*	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2005.

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 20, 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.

Date: August 9, 2005	By:	/s/ Timothy C. O’Brien

Timothy C. O’Brien
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)