Form 10-Q
period 2005-09-30
LIGHTBRIDGE INC
filed 2005-11-04
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes  ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
     As of October 31, 2005, there were 26,772,835 shares of the registrant’s common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$75,373	$39,036
Short-term investments	3,056	12,589
Accounts receivable, net	12,159	14,368
Other current assets	1,860	2,189
Current assets retained after sale of INS assets	1,345	5,490
Current assets of discontinued operations	—	25

Total current assets	93,793	73,697

Property and equipment, net	11,008	15,819
Other assets, net	143	197
Restricted cash	2,100	600
Goodwill	57,628	57,628
Intangible assets, net	19,122	21,247
Non-current assets retained after sale of INS assets	300	753
Non-current assets of discontinued operations	—	545

Total assets	$184,094	$170,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,415	$4,530
Accrued compensation and benefits	3,592	4,697
Other accrued liabilities	5,440	3,861
Deferred rent	675	1,592
Deferred revenues	3,014	2,331
Funds due to merchants	6,919	5,558
Accrued restructuring	1,439	2,515
Current liabilities retained after sale of INS assets	963	5,318
Current liabilities of discontinued operations	34	298

Total current liabilities	25,491	30,700

Deferred rent, less current portion	1,817	2,709
Other long-term liabilities	967	149
Non-current liabilities retained after sale of INS assets	720	—

Total liabilities	28,995	33,558

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,171,171 and 29,951,826 shares issued and 26,732,128 and 26,512,783 shares outstanding at September 30, 2005 and December 31, 2004, respectively	302	300
Additional paid-in capital	169,111	167,465
Warrants	—	206
Foreign currency translation	129	(184)
Retained earnings (accumulated deficit)	6,344	(10,072)
Less: treasury stock, at cost	(20,787)	(20,787)

Total stockholders’ equity	155,099	136,928

Total liabilities and stockholders’ equity	$184,094	$170,486

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2005	2004
Revenues:
Transaction services	$25,676	$28,285
Consulting and maintenance services	1,556	2,126
Software licensing and hardware	—	10

Total revenues	27,232	30,421

Cost of revenues:
Transaction services	11,691	14,074
Consulting and maintenance services	597	1,178
Software licensing and hardware	—	—

Total cost of revenues	12,288	15,252

Gross profit:
Transaction services	13,985	14,211
Consulting and maintenance services	959	948
Software licensing and hardware	—	10

Total gross profit	14,944	15,169

Operating expenses:
Engineering and development	3,502	4,907
Sales and marketing	4,461	5,396
General and administrative	4,113	4,928
Restructuring charges and related asset impairments	1,544	1,969

Total operating expenses	13,620	17,200

Income (loss) from operations	1,324	(2,031)

Other income, net	489	164

Income (loss) from continuing operations before provision for (benefit from) income taxes	1,813	(1,867)

Provision for (benefit from) income taxes	58	(622)

Income (loss) from continuing operations	1,755	(1,245)

Discontinued operations, net of income taxes	(268)	(3,055)

Net income (loss)	$1,487	$(4,300)

Net income (loss) per common shares (basic):
From continuing operations	$0.07	$(0.05)
From discontinued operations	(0.01)	(0.11)

Net income (loss) per common share (basic)	$0.06	$(0.16)

Net income (loss) per common share (diluted):
From continuing operations	$0.06	$(0.05)
From discontinued operations	(0.01)	(0.11)

Net income (loss) per common share (diluted):	$0.05	$(0.16)

Basic weighted average shares	26,678	26,482

Diluted weighted average shares	27,345	26,482

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2005	2004
Revenues:
Transaction services	$76,477	$76,156
Consulting and maintenance services	4,492	8,189
Software licensing and hardware	—	1,628

Total revenues	80,969	85,973

Cost of revenues:
Transaction services	35,881	40,422
Consulting and maintenance services	1,919	3,366
Software licensing and hardware	—	13

Total cost of revenues	37,800	43,801

Gross profit:
Transaction services	40,596	35,734
Consulting and maintenance services	2,573	4,823
Software licensing and hardware	—	1,615

Total gross profit	43,169	42,172

Operating expenses:
Engineering and development	10,978	13,747
Sales and marketing	13,375	13,290
General and administrative	11,734	12,098
Purchased in-process research and development	—	679
Restructuring charges and related asset impairments	1,920	2,458

Total operating expenses	38,007	42,272

Income (loss) from operations	5,162	(100)

Other income, net	1,079	464

Income from continuing operations before provision for income taxes	6,241	364

Provision for income taxes	163	55

Income from continuing operations	6,078	309

Discontinued operations, net of income taxes:
Gain on sale of INS assets	12,689	—
Discontinued operations	(2,352)	(4,777)

Total discontinued operations, net of income taxes	10,337	(4,777)

Net income (loss)	$16,415	$(4,468)

Net income (loss) per common shares (basic):
From continuing operations	$0.23	$0.01
From discontinued operations	0.39	(0.18)

Net income (loss) per common share (basic)	$0.62	$(0.17)

Net income (loss) per common share (diluted):
From continuing operations	$0.22	$0.01
From discontinued operations	0.38	(0.18)

Net income (loss) per common share (diluted):	$0.60	$(0.17)

Basic weighted average shares	26,631	26,689

Diluted weighted average shares	27,120	26,795

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$16,415	$(4,468)
Income (loss) from discontinued operations	10,337	(4,777)

Income from continuing operations	6,078	309

Adjustments to reconcile net income to net cash provided by operating activities for continuing operations:
Purchased in-process research and development	—	679
Depreciation and amortization	6,831	7,059
Deferred income taxes	—	406
Loss on disposal of property and equipment	8	12
Restructuring charge and related asset impairment	1,920	2,458
Stock compensation expense	414	—
Gain on sale of INS assets, net of taxes	(12,689)	—

Changes in assets and liabilities:
Accounts receivable	2,209	3,865
Other assets	(1,301)	104
Accounts payable and accrued liabilities	(3,248)	(2,713)
Funds due to merchants	1,361	767
Deferred rent	(1,075)	—
Deferred revenues	1,454	(583)
Other liabilities	818	368

Net cash provided by operating activities of continuing operations	2,780	12,731

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(2,232)	(8,874)
Restricted cash	(1,500)	—
Purchase of short-term investments	(3,928)	(28,491)
Proceeds from sales and maturities of short-term investments	13,461	83,778
Net cash proceeds from the sale of INS assets	15,017	—
Acquisition of Authorize.Net, less cash received	—	(77,510)

Net cash provided by (used in) investing activities for continuing operations	20,818	(31,097)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	1,028	517
Repurchase of common stock	—	(3,832)

Net cash provided by (used in) financing activities of continuing operations	1,028	(3,315)

Effects of foreign exchange rate changes on cash and cash equivalents	289	(73)

Net cash provided by (used in) operating activities of net assets retained after sale of INS assets and discontinued operations	11,422	(6,929)
Net cash provided by (used in) investing activities of net assets retained after sale of INS assets and discontinued operations	—	—
Net cash provided by (used in) financing activities of net assets retained after sale of INS assets and discontinued operations	—	—
Net increase (decrease) in cash and cash equivalents	36,337	(28,683)
Cash and cash equivalents, beginning of period	39,036	69,085

Cash and cash equivalents, end of period	$75,373	$40,402

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (collectively, “Lightbridge” or the “Company,” and sometimes referred to as “we” or “us”). Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge’s financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge’s annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2004.
     Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.
2. DISCONTINUED OPERATIONS
Intelligent Network Solutions (INS) Business
     On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which includes its PrePay IN product and related services, to VeriSign, Inc. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by the Company as a liability to VeriSign, until certain representations and warranties expire after an 18-month period after closing and will be recorded as a gain, net of possible indemnity claims at that time. In addition, a liability has been established of $0.45 million in accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if the Company were to purchase an insurance policy to cover up to $5 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007. The operating results and financial condition of the INS segment have been reported as discontinued operations in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as the sale was completed during the second quarter of 2005. All comparative prior period amounts have been restated in a similar manner. The Company recorded a gain on the sale of its INS business of $12.7 million during the second quarter of 2005, which has been presented as a gain on sale of discontinued operations.
     We recorded a net loss from discontinued operations of $0.3 million for the three months ended September 30, 2005 and recorded a net income from discontinued operations of $10.3 million for the nine months ended September 30, 2005. The net income from discontinued operations includes the gain on the sale of INS of $12.7 million and a $1.4 million settlement of a lawsuit between Lucent Technologies, Inc. and the Company that was finalized in the second quarter of 2005.
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

	September 30, 2005	December 31, 2004
Financial position:
Current assets	$1,345	$5,490
Other assets	300	753
Current liabilities	(963)	(5,318)
Other liabilities	(720)	—

Net assets retained after sale of INS assets	$(38)	$925

Instant Conferencing Business
     In the first quarter of 2005, we made the decision to no longer actively market or sell our GroupTalk product and took actions to outsource the continuing operations of our Instant Conferencing segment. On August 17, 2005, we and America Online, Inc. mutually agreed to terminate our master services agreement under which we provided our GroupTalk instant conferencing services to America Online, Inc. We subsequently terminated all of the outsourcing agreements for our GroupTalk services and ceased operations of the Instant Conferencing segment in the third quarter of 2005. All comparative prior period amounts have been restated in a similar manner.
     In accordance with SFAS 144, the operating results and financial condition of the Instant Conferencing segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements.

	September 30, 2005	December 31, 2004
Financial position:
Current assets	$—	$25
Other assets	—	545
Current liabilities	(34)	(298)

Net assets of discontinued operations	$(34)	$272

     Summarized financial information for the INS and Instant Conferencing discontinued operations are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Results of operations:
Total Gross Profit (loss)	$(134)	$1,645	$4,324	$7,403
Total Operating Expenses	134	4,700	6,676	12,180

Net income (loss)	(268)	(3,055)	(2,352)	(4,777)

Gain on sale of INS	—	—	12,689	—

Net income (loss) from discontinued operations	$(268)	$(3,055)	$10,337	$(4,777)

3. BUSINESS ACQUISITION
     On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net Corp. (“Authorize.Net”) from InfoSpace, Inc. for $81.6 million in cash. In addition, the Company incurred approximately $2.0 million in acquisition related costs. Authorize.Net provides credit card and electronic check payment processing solutions to companies that process orders for goods and services over the Internet, by phone and mail, at retail locations and on wireless devices. Authorize.Net connects IP-enabled businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments. The results of operations of Authorize.Net have been included in the Company’s financial statements since the date of the acquisition. In connection with the Authorize.Net acquisition, the Company recorded a $679,000 charge during the first quarter of 2004 for two in-process research and development (“IPR&D”) projects. Please refer to the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004 for a complete description of this acquisition. Please refer to Part II — Other Information, Item 1, Legal Proceedings for a discussion of certain pending matters related to the intellectual property of Authorize.Net.
Pro forma financial information
     The following table presents the unaudited pro forma financial information from continuing operations of the Company including Authorize.Net for the nine months ended September 30, 2004, as if the acquisition had occurred at the beginning of 2004, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include elimination of revenue associated with pre-acquisition deferred revenue of Authorize.Net, amortization of intangible assets, elimination of interest income associated with the cash purchase price of the acquisition and related income tax effects.

     The pro forma net loss from continuing operations for the nine months ended September 30, 2004 excludes the expense of IPR&D of $679,000 related to the Authorize.Net acquisition due to its non-recurring nature. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated on January 1, 2004 (amounts in thousands, except per share amounts):

Pro forma net revenues	$93,780

Pro forma net loss from continuing operations	$1,711

Pro forma net loss per basic and diluted share from continuing operations	$0.06

Shares used for basic and diluted computation	26,689

Goodwill impairment analysis
     In accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142), the Company is required to analyze the carrying value of goodwill and other intangible assets against the estimated fair value of those assets for possible impairment on an annual basis. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. Estimated fair value will generally be determined based on discounted cash flows. On March 31, 2005, the Company performed the annual impairment test for the goodwill balance of $57.6 million related to the acquisition of Authorize.Net. The Company used the discounted cash flow and market methodologies to determine the fair value of the reporting unit related to these intangible assets. The discounted cash flow methodology is based upon converting expected cash flows to present value. A comparison of the resulting fair value of the reporting unit to its carrying amount, including goodwill, indicated that the goodwill balance was not impaired as of March 31, 2005. There have been no events during the quarter that would require us to perform an additional assessment of goodwill.
4. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
     Based upon the way financial information is provided to the Company’s Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, the Company reports its operations in two distinct operating segments, described as follows:
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
     In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and the Company’s subsequently filed Quarterly Reports on Form 10-Q, the Company reported segment information for the Intelligent Network Solutions (INS) and the Instant Conferencing Services (Instant Conferencing) businesses as separate segments. The INS business, which the Company sold in the second quarter of 2005, provided wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers, as well as postpaid charging functionality and telecom calling card services. The Instant Conferencing business, the operations of which ceased in the third quarter of 2005, provided managed instant conferencing services through its Lightbridge GroupTalk TM product. The operating results and financial condition of the INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements and, accordingly, the Company’s segment information has been restated. Segment results for the INS and Instant Conferencing business are no longer provided. All prior period segment financial information has been restated to conform with the current presentation. See Note 2, Discontinued Operations, for additional information about these businesses.
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

     Financial information for each reportable segment from continuing operations as restated for the three and nine months ended September 30, 2005, and 2004 were as follows (amounts in thousands):

			Sub-total
Three Months Ended		Payment	Reportable	Reconciling		Consolidated
September 30, 2005	TDS	Processing	Segments	Items		Total
Revenues	$15,518	$11,714	$27,232	$—		$27,232
Gross profit	5,776	9,168	14,944	—		14,944
Operating income (loss)	2,859	3,255	6,114	(4,790	)(1)	1,324
Depreciation and amortization	992	1,035	2,027	166	(2)	2,193

			Sub-total
Three Months Ended		Payment	Reportable	Reconciling		Consolidated
September 30, 2004	TDS	Processing	Segments	Items		Total
Revenues	$21,582	$8,839	$30,421	$—		$30,421
Gross profit	8,969	6,200	15,169	—		15,169
Operating income (loss)	3,880	876	4,756	(6,787	)(1)	(2,031)
Depreciation and amortization	1,353	1,009	2,362	213	(2)	2,575

			Sub-total
Nine Months Ended		Payment	Reportable	Reconciling		Consolidated
September 30, 2005	TDS	Processing	Segments	Items		Total
Revenues	$48,408	$32,561	$80,969	$—		$80,969
Gross profit	17,727	25,442	43,169	—		43,169
Operating income (loss)	8,538	7,805	16,343	(11,181	)(1)	5,162
Depreciation and amortization	3,123	3,121	6,244	587	(2)	6,831

			Sub-total
Nine Months Ended		Payment	Reportable	Reconciling		Consolidated
September 30, 2004	TDS	Processing	Segments	Items		Total
Revenues	$68,996	$16,977	$85,973	$—		$85,973
Gross profit	30,027	12,145	42,172	—		42,172
Operating income (loss)	13,922	1,538	15,460	(15,560	)(1)	(100)
Depreciation and amortization	4,279	2,039	6,318	741	(2)	7,059

(1)	Reconciling items from segment operating income (loss) to consolidated operating income (loss) include the following (amounts in thousands):

	Three Months Ended September 30,
	2005	2004
Restructuring charges and related asset impairments	$1,544	$1,969
Unallocated corporate and centralized marketing, general and administrative expenses	3,246	4,818

Total	$4,790	$6,787

	Nine Months Ended September 30,
	2005	2004
Restructuring charges and related asset impairments	$1,920	$2,458
Unallocated corporate and centralized marketing, general and administrative expenses	9,261	13,102

Total	$11,181	$15,560

(2)	Represents depreciation and amortization included in the unallocated corporate or centralized marketing, general and administrative expenses.

5. COMMITMENTS AND CONTINGENCIES
Merchant Funds
     At September 30, 2005, the Company was holding funds in the amount of $6.9 million due to merchants comprised of $6.1 million held for Authorize.Net’s eCheck.Net® product, and $0.8 million held for Authorize.Net’s IPS product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. The Company was holding funds in the amount of $6.1 million on behalf of merchants utilizing Authorize.Net’s eCheck.Net® product. Authorize.Net typically holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at September 30, 2005, the Company held funds in the amount of $0.8 million on behalf of merchants processing credit card and Automated Clearing House (ACH) transactions using the Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Credit card funds are held for approximately two business days; ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
     In addition, the Company currently has $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of eCheck.Net transactions returned or charged back exceeds the balance on deposit with the financial institution. To date, the deposit has not been applied to offset any deficit balance, and management believes that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as Authorize.Net utilizes the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.
Legal Proceedings
     In 2001, Net MoneyIN, Inc. brought a patent infringement suit in the United States District Court for the District of Arizona, entitled Net MoneyIN, Inc. v. VeriSign, Inc., et al., Case No. CIV 01-441 TUC RCC. Defendants in this case include InfoSpace, Inc. and E-Commerce Exchange, Inc.
     On March 31, 2004, the Company acquired Authorize.Net from InfoSpace, Inc. In the purchase agreement, the Company agreed to indemnify and defend InfoSpace against this lawsuit. E-Commerce Exchange, Inc. was a reseller of services provided by Authorize.Net. The reseller agreement between the parties contains provisions regarding indemnification from Authorize.Net for claims against the reseller related to services provided under that agreement. Defendant Wells Fargo Bank, N.A. has also requested indemnification, including defense costs, from Authorize.Net based on certain contracts with Authorize.Net. Neither Lightbridge nor Authorize.Net is a party to the Net MoneyIN lawsuit, but because the Company is defending the litigation and providing indemnification to some of the defendants, the Company has potential exposure to liability (in an undetermined amount) as if the Company was party to the lawsuit. As with all major litigation, such liability could be significant and could, if the result of the lawsuit is adverse to the Company, materially adversely affect the Company’s business, operations and financial condition. Lightbridge and Authorize.Net may be added as parties at a later date.
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
     The defendants have denied the allegations of the plaintiff and have counterclaimed, seeking a declaration that plaintiff’s patents have not been infringed and are invalid. The litigation is bifurcated, with separate liability and damages phases. The period designated for fact discovery during the liability phase has concluded. Following a claim construction hearing, the court issued an order on October 18, 2005 construing terms in one patent claim and finding other claims invalid. No liability-phase trial date has been set. The Company has incurred legal expenses in 2004 of approximately $200,000 in connection with the defense of this lawsuit following the Company’s acquisition of Authorize.Net, and expects to incur defense costs of approximately $1.2 million to $1.5 million in 2005. The Company intends to vigorously pursue available defenses to the lawsuit. The Company is not currently able to estimate the possibility of loss or range of loss, relating to this claim.
Leases
     As of September 30, 2005, the Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company maintains a letter of credit in the amount of $1.6 million, as required for security under the operating lease for its corporate headquarters.
     The Company has non-cancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2011 and certain of them contain provisions for extension on substantially the same terms as are currently in effect.

     Future minimum payments under operating leases, including facilities affected by restructurings and the Company’s new headquarters lease, consisted of the following at September30, 2005 (amounts in thousands):

Operating
Leases
Remainder of 2005	$1,113
2006	3,792
2007	3,463
2008	2,854
2009	2,208
2010	1,856
Thereafter	1,686

Total minimum lease payments	$16,972

6. RESTRICTED CASH
     As of September 30, 2005, the Company has provided $1.6 million of cash as collateral for a letter of credit, which is required for security under an operating lease for its corporate headquarters. The letter of credit and this related collateral agreement expire in January 2006. The Company is required to maintain this letter of credit throughout the term of the lease, which expires in 2011. In addition, as described in Note 5 above, the Company has $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution.
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
     Had the Company used the fair value method to measure such compensation expense associated with grants of stock options to employees, reported net income (loss) and basic and diluted income (loss) per share would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$1,487	$(4,300)	$16,415	$(4,468)
Stock-based compensation recorded in net income (loss)	(414)	—	(414)	—
Stock-based compensation measured using the fair value method	645	(126)	1,780	404

Net income (loss) pro forma	$1,256	$(4,174)	$15,049	$(4,872)

Basic net income (loss) per share pro forma	$0.05	$(0.16)	$0.57	$(0.18)

Diluted net income (loss) per share pro forma	$0.05	$(0.16)	$0.55	$(0.18)

     The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model for the nine-month periods ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30,
	2005	2004
Risk-free interest rate	2.8%	2.9% — 4.7%
Expected life of option grants	1 — 5 years	1 — 5 years
Expected volatility of underlying stock	60%	83%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	—	—
     It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted are not tradable and have contractual lives of up to ten years. Please refer to Note 12. Recent Accounting Pronouncements, for a discussion of future changes to accounting for stock-based compensation.
     Stock-based compensation of $0.4 million was recorded in the quarter ended September 30, 2005 related to the performance based vesting of certain executive’s stock options. The compensation charge was in accordance with the achievement of certain stock price milestones determined in the option grants of the executives.
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
     A reconciliation of the shares used to compute basic income per share from continuing operations to those used for diluted income per share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Shares for basic computation	26,678	26,482	26,631	26,689
Options and warrants (treasury stock method)	667	—	489	106

Shares for diluted computation	27,345	26,482	27,120	26,795

     Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for both periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 1,535,000 and 4,939,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately 1,627,000 and 3,363,000 for the nine months ended September 30, 2005 and 2004, respectively. The EPS calculation has been restated to reflect the change in income from continuing operations due to the Company’s INS segment now being accounted for as discontinued operations.
     In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computations for the three months ended September 30, 2004, as they are anti-dilutive due to the net loss recorded by the Company in those periods. Had such shares been included, the number of shares for the diluted computation would have increased by approximately 48,000 shares for the three months ended September 30, 2004.

9. RESTRUCTURING AND RELATED ASSET IMPAIRMENTS
     The following table summarizes the activity in the restructuring accrual for the three and nine months ended September 30, 2005 (amounts in thousands):

	Employee Severance
	and Termination	Facility Closing	Asset
	Benefits	and Related Costs	Impairment	Total
Accrued restructuring balance at December 31, 2004	$2,229	$286		$2,515

Restructuring accrual — Closing of Broomfield, Colorado Call Center	70	302		372
Cash payments	(1,050)	(117)		(1,167)
Restructuring charges	27	—		27
Restructuring adjustments	(12)	(3)		(15)

Accrued restructuring balance at March 31, 2005	1,264	468		1,732

Cash payments	(602)	(108)		(710)
Restructuring adjustments	(10)	—		(10)

Accrued restructuring balance at June 30, 2005	652	360		1,012

Restructuring accrual — Existing Third Floor, Burlington, Massachusetts		890	$654	1,544
Non-cash charge			(654)	(654)
Cash payments	(346)	(118)		(464)
Restructuring charges		1		1

Accrued restructuring balance at September 30, 2005	$306	$1,133	$—	$1,439

     In September 2005, the Company decided to consolidate its administrative facilities and vacated the third floor of its corporate headquarters at 30 Corporate Drive, Burlington Massachusetts. The Company recorded a restructuring charge and related asset impairments of $1.5 million. This charge included $0.9 million of lease obligations and $0.6 million for the impairment of leasehold improvements and equipment. The lease obligation represents the fair value of future lease commitment costs, net of projected sublease rental income. The estimated future cash flows used in the fair value calculation are based on certain estimates and assumptions by management, including the projected sublease rental income, the amount of time the space will be unoccupied prior to sublease and the lengths of any sublease. The estimated future cash flows used were discounted using a credit adjusted risk-free interest rate and has a maturity date that approximates the expected timing of future cash flows. The Company has lease obligations related to the facilities subject to its restructuring which extend to the year 2011. Management will review the sublease assumptions on a quarterly basis, until the outcome is finalized. Accordingly, management may modify these estimates to reflect any changes in circumstance in future periods. If modifications are made, the changes to the liability are measured using the same credit adjusted risk-free interest rate.
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
     In December 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action followed the Company’s announcement of an anticipated revenue reduction as a result of the acquisition of AT&T Wireless Services, Inc. (AT&T) by Cingular Wireless LLC (Cingular). This action resulted in the termination of 38 employees, in the Company’s corporate offices in Burlington, Massachusetts as follows: 16 in product and service delivery, 11 in engineering and development, 10 in sales and marketing and 1 in general and administrative. The Company recorded a restructuring charge of approximately $1.4 million relating to employee severance and termination benefits during the three months ended December 31, 2004. Additionally, subsequent to its acquisition of Authorize.Net the Company relocated its offices in Bellevue, Washington and the remaining rent paid of $0.2 million on the vacated space was included in restructuring charges during the three months ended December 31, 2004. The Company anticipates that costs related to these actions will be paid by the end of 2005.

     In October 2004, the Company announced a restructuring of its business in accordance with the sale of the Fraud Centurion product suite to Subex Systems Limited — NJ (Subex). This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of 9 employees in the Company’s Broomfield, Colorado location as follows: 2 in product and service delivery, and 7 in engineering and development. The Company recorded a restructuring charge of approximately $0.2 million relating to employee severance and termination benefits during the three months ended December 31, 2004. All costs related to this action were paid by the end of the second quarter of 2005.
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
     In March 2003, the Company announced that it would be streamlining its existing Broomfield, Colorado call center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $0.1 million relating to employee severance and termination benefits. In the quarter ended June 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs. The capital equipment write-offs and all of the severance costs related to this restructuring were incurred by the end of 2003 and all other costs relating to this action were paid by the end of the first quarter of 2005.
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
10. PROVISION FOR (BENEFIT FROM) INCOME TAXES
     The Company provides for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the nine months ended September 30, 2005 of $0.16 million reflects a provision for state taxes of $0.05 million and foreign taxes of $0.11 million and includes a full valuation allowance after utilizing net operating loss carry-forwards to offset projected current taxable income. During the third quarter, the Company filed its 2004 US and state income tax returns and adjusted certain deferred tax asset items, which were also offset by a full valuation allowance. The income tax provision for the nine months ended September 30, 2004 of $0.06 million reflects a state tax provision of $0.08 plus an increase to the valuation allowance of $0.09 million attributable to current year foreign tax credits, offset by a benefit of $0.11 million to adjust certain deferred tax assets and includes a full valuation allowance on the current year net operating loss. At September 30, 2005, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.

11. COMPREHENSIVE LOSS
     The amounts that comprise comprehensive loss for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$1,487	$(4,300)	$16,415	$(4,468)
Other comprehensive income:
Foreign currency gain (loss)	88	(63)	313	(73)

Comprehensive income (loss)	$1,575	$(4,363)	$16,728	$(4,541)

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
     In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.
     In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” The proposed Interpretation proposes changes to the current accounting for uncertain tax positions. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future inter-period effective tax rate volatility.

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
Critical Accounting Policies and Estimates
     Lightbridge has identified and discussed certain critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2004. We did not modify our critical accounting policies during the nine months ended September 30, 2005. Those policies and estimates have been applied in the preparation of our financial statements included in this Quarterly Report on Form 10-Q.
Overview and Revenue Recognition
     We develop, market and support a suite of products and services for merchants and communications providers, including payment processing, customer acquisition and qualification, risk management, and authentication.
     A majority of our revenues historically have been derived from clients located in the United States. Our revenues are derived from transaction services, and consulting and maintenance services.
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

     We no longer offer instant voice conferencing transaction services through our GroupTalk offering. We never recognized any significant revenues from our GroupTalk offering and we ceased the operations of the Instant Conferencing business segment in the third quarter of 2005.
     Our consulting revenues are derived primarily from providing solution development and deployment services and business advisory consulting in the areas of customer acquisition and retention, authentication, and risk management. The majority of consulting engagements are performed on a time-and-materials basis and revenues from these engagements are generally recognized as the services are performed. When we perform work under a fixed-fee arrangement, revenues are generally recognized as services are performed. Revenues from software maintenance contracts are recognized ratably over the term of the maintenance agreement.
     Our software licensing revenues consist primarily of revenues attributable to the licensing of our CAS Application Modules. We sold our PrePay INS business to VeriSign in the second quarter of 2005. The PrePay billing system allowed carriers to market and manage prepaid wireless services to customers. Prepay was licensed as a packaged software product and each product generally required incidental customization or integration with other products and systems to varying degrees. Software licensing revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility have been determined. Our hardware revenues historically have been derived in connection with sales of our PrePay and PhonePrint products. Revenue from hardware is recognized upon shipment, unless testing, integration or other services are required, in which case it is recognized upon commissioning and acceptance of the product. Revenue from hardware sold in conjunction with software is deferred until the software revenue is recognized.
Recent Developments
     On August 17, 2005, we and America Online, Inc. mutually agreed to terminate our master services agreement under which we provided our GroupTalk instant conferencing service to America Online, Inc. We subsequently terminated all of the outsourcing agreements and ceased operations of the Instant Conferencing segment in the third quarter of 2005. In accordance with SFAS 144, the operating results and financial condition of the Instant Conferencing segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements.
     Our services agreements with Sprint Spectrum L.P. (Sprint) and Nextel Operations, Inc (Nextel) expire on December 31, 2006. On December 15, 2004, Sprint and Nextel announced that their respective Boards of Directors had approved a definitive agreement for a merger of the two companies. On August 12, 2005, the merger transaction between Sprint and Nextel was completed to form Sprint Nextel Corporation (Sprint/Nextel). Following the merger, we decreased certain transaction fees to Sprint/Nextel commencing in the third quarter of 2005, and, as a result, we expect our future revenues for Sprint/Nextel to decrease in comparison to the historical levels for Sprint and Nextel when they were separate customers.
     We are unable to predict the long term effect of the merger and on our relationship with Sprint/Nextel which represented a approximately 33% of our total revenues in the third quarter of 2005 including, without limitation, the timing or extent of any reductions in applications processed or other services provided under our contracts with those customers. It is possible that Sprint/Nextel could elect not to renew their agreements, to reduce the volume of products and services they purchase from us, or to request other significant changes to the pricing or other terms in any renewal agreement. A loss of one or more of our major clients, a decrease in orders by one or more of our clients or a change in the combination of products and services they obtain from us would adversely affect our revenues, margins and net income.
     On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, which includes our PrePay IN product and related services, to VeriSign, Inc. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by us as a liability to VeriSign, until certain representations and warranties expire after an 18-month period after closing and will be recorded as a gain, net of possible indemnity claims at that time. In addition, a liability has been established of $0.45 million in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if we were to purchase an insurance policy to cover up to $5 million of indemnification obligations for certain potential breaches of our intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007. The operating results and financial condition of the INS segment have been reported as discontinued operations in the accompanying consolidated financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as the sale was completed during the second quarter of 2005. All comparative prior period amounts have been restated in a similar manner. We have recorded a gain on the sale of our INS business of $12.7 million, which has been presented as a gain on sale of discontinued operations. We recorded net loss from discontinued operations of $0.3 million for the three months ended September 30, 2005 and recorded a net loss from discontinued operations of $2.4 million for the nine months ended September 30, 2005. Income from discontinued operations included a $1.4 million settlement of a lawsuit between Lucent Technologies, Inc. and us that was finalized in the second quarter of 2005.

     Also on April 25, 2005, we announced that we would evaluate strategic alternatives for our Telecom Decisioning Services (“TDS”) business and had engaged investment bankers to investigate a range of possibilities for our TDS business, including a sale or other disposition.
     In November 2004, we announced that we expected that our future revenues from AT&T Wireless Services, Inc. (AT&T) will decline significantly as a result of the acquisition of AT&T by Cingular Wireless LLC (Cingular). As a result of the acquisition, AT&T customer activations will transition from our system to Cingular’s internal system, and we do not expect that AT&T will be a significant customer in 2005.
     In 2004, we determined that we would no longer actively market or sell our Retail Management System (RMS) product or our PhonePrint product. In October 2004, we completed the sale of certain assets related to our Fraud Centurion software product to Subex Systems Limited – NJ (Subex). As a result of these actions, we do not expect to recognize significant future revenues from these products.
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
Operating Segments
     Based upon the way financial information is provided to our Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, we report our operations in two distinct operating segments, described as follows:
•	Payment Processing Services (Payment Processing) — This segment provides a transaction processing system, under the Authorize.Net® brand, that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online.

•	Telecom Decisioning Services (TDS) — This segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and call center services to telecom and other companies.
     In our Annual Report on Form 10-K for the year ended December 31, 2004, and our previously filed Quarterly Reports on Form 10-Q, we reported separate segment information for the Intelligent Network Solutions (INS) and the Instant Conferencing Services (Instant Conferencing) businesses. The INS business, which we sold in the second quarter of 2005, provided wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers, as well as postpaid charging functionality and telecom calling card services. The Instant Conferencing business, the operations of which ceased in the third quarter 2005, provided managed instant conferencing services through our Lightbridge GroupTalk TM product. The operating results and financial condition of the INS and Instant Conferencing segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements and accordingly, our segment information has been restated. Segment results for the INS and Instant Conferencing business are no longer provided.
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

Results Of Operations
Quarter Ended September 30, 2005 Compared with Quarter Ended September 30, 2004.
     Revenues. Revenues and certain revenue comparisons for the quarters ended September 30, 2005 and 2004 were as follows:

	Quarter Ended	Quarter Ended
	September 30,	September 30,	$	%
	2005	2004	Difference	Difference
		(Dollars in thousands)
Transaction services	$25,676	$28,285	$(2,609)	(9.2)%
Consulting and maintenance services	1,556	2,126	(570)	(26.8)
Software licensing and hardware	—	10	(10)	(100)

Total	$27,232	$30,421	$(3,189)	(10.5)%

     The decrease in transaction services revenues was primarily due to a $5.5 million decline in transactions services revenues from our TDS segment offset by a $3.3 million increase in Authorize.Net’s revenue. The decline in TDS transaction services revenues was primarily a result of a $4.4 million reduction in transaction fees charged to AT&T, a decrease in transaction fees charged to Sprint/Nextel following the merger between Sprint and Nextel, and an unfavorable change in the mix of services provided to our TDS clients. Authorize.Net’s revenues for the quarter increased 32.5% compared to the same period in 2004. The increased revenues were primarily the result of an increase in the number of merchant customers and the volume of transactions processed.
     In the near term, we expect transaction services revenue from Authorize.Net to continue to increase. However, in the near term, we also expect transaction services revenue associated with our TDS segment to decline from the third quarter 2005 level as a result of declining revenues from AT&T, decreased pricing to Sprint/Nextel following the merger of the two companies, and continued pricing pressures. We do not expect AT&T to contribute significant revenues in the quarter ending December 31, 2005. We expect TDS transaction services revenues to continue to reflect the industry’s rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). We believe that transaction revenue in future periods will continue to be impacted by changes in the demand for our transaction offerings, changes in the combination of services purchased by clients, carrier consolidation, and competitive pricing pressures.
     The decrease in consulting and maintenance services revenues of $0.6 million was principally due to a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product. Consulting and maintenance services revenues associated with the RMS product was $0.3 million lower in the quarter ended September 30, 2005 than in the same quarter of the preceding year. In addition, consulting and maintenance services revenues from AT&T declined $0.5 million in the quarter ended September 30, 2005 as compared with the same period in the prior year.
     There were no significant software licensing and hardware revenues in the quarter ended September June 30, 2005 or in the same period in the prior year due to our decision to no longer actively market, sell or develop our RMS product.
     Cost of Revenues and Gross Profit. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues for Authorize.Net, included in transaction services cost of revenues, consists of expenses associated with the delivery, maintenance and support of Authorize.Net’s products and services, including personnel costs, communication costs, such as high-bandwidth Internet access, server equipment depreciation, transactional processing fees, as well as customer care costs. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed, changes in the mix of transaction revenues between those from automated transaction processing and those from processing transactions through our TeleServices call centers, changes in pricing to certain clients and changes in the mix of total revenues among transaction services revenues, consulting and maintenance services revenues.

     Cost of revenues, gross profit and certain comparisons for the quarters ended September 30, 2005 and 2004 were as follows:

	Quarter Ended	Quarter Ended
	September 30,	September 30,	$	%
	2005	2004	Difference	Difference
		(Dollars in thousands)
Cost of revenues:
Transaction services	$11,691	$14,074	$(2,383)	(16.9)%
Consulting and maintenance services	597	1,178	(581)	(49.3)
Software licensing and hardware	—	—	—	—

Total cost of revenues	$12,288	$15,252	$(2,964)	(19.4)%

Gross profit:
Transaction services $	$13,985	$14,211	$(226)	(1.6)%
Transaction services %	54.5%	50.2%
Consulting and maintenance services $	$959	$948	$11	1.2%
Consulting and maintenance services %	61.6%	44.6%
Software licensing and hardware $	$—	$10	$(10)	(100.0)%
Software licensing and hardware %	—%	100.0%

Total gross profit $	$14,944	$15,169	$(225)	(1.5)%

Total gross profit %	54.9%	49.9%
     Transaction services cost of revenues decreased by $2.4 million in the quarter ended September 30, 2005 from the prior year. In our TDS business, spending decreased in our call centers as a result of the closing of our Broomfield, Colorado call center, and the staffing shift from that site to our Liverpool, Nova Scotia call center. We also realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and personnel-related savings resulting from our 2004 restructuring activities. Transaction services gross profit and gross profit percentage increased primarily as a result of Authorize.Net’s higher contribution to the transaction services gross profit amount. Authorize.Net’s percent of the transaction services gross profit amount was 66% in the quarter ended September 30, 2005 versus 44% in the same quarter of the preceding year as a result of higher revenues. This increase was partially offset by a decrease in the transaction services gross profit related to our TDS segment, where the revenue reduction exceeded the cost of sales expense reduction. Authorize.Net generated a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage in the quarter ended September 30, 2005 than in the same quarter of 2004.
     Consulting and maintenance services cost of revenues decreased by $0.6 million in the third quarter of 2005. This decrease was attributable to a reduction in personnel-related expenses as a result of the September and December 2004 restructurings. Consulting and maintenance services gross profit and gross profit percentage increased in the third quarter of 2005 due to the lower headcount partially offset by lower revenues related to our RMS product and from AT&T.
     There were no significant software licensing and hardware revenues in the quarter ended September 30, 2005 or in the same period in the prior year due to our decision to no longer actively market, sell or develop our RMS product
     We expect that fluctuations in gross profit may occur in future periods primarily because of a change in the mix of revenue generated from our two revenue components, and also because of competitive pricing pressures.
     Operating Expenses. Operating expenses and certain operating expense comparisons for the three months ended September 30, 2005 and 2004 were as follows:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	$	%
	2005	2004	Difference	Difference
		(Dollars in thousands)
Engineering and development	$3,502	$4,907	$(1,405)	(28.6)%
Sales and marketing	4,461	5,396	(935)	(17.3)
General and administrative	4,113	4,928	(815)	(16.5)
Restructuring charges and related asset impairments	1,544	1,969	(425)	(21.6)

Total	$13,620	$17,200	$(3,580)	(20.8)%

     Engineering and Development. Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The $1.4 million decrease in engineering and development expenses for the quarter ended September 30, 2005 as compared with the same quarter in 2004 was primarily due to cost savings associated with the 2004 restructuring activities and our decision to cease new development and enhancement of our RMS software product. Engineering and development expenses as a percentage of total revenues decreased for the third quarter of 2005 as a result of lower spending.
     We expect engineering and development expenses for the quarter ending December 31, 2005 to continue to decline in comparison to the prior year level, primarily due to benefits of restructuring activities.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. For Authorize.Net, sales and marketing expenses also include commissions paid to outside sales agents. The decrease of $0.9 million in sales and marketing expenses in the quarter ended September 30, 2005 as compared with the same quarter in 2004, in absolute dollars and as a percentage of revenue, was due to lower personnel-related expenses as a result of our 2004 restructuring activities. Authorize.Net represented $4.0 million of sales and marketing expenses in the third quarter of 2005 results compared to $3.5 million in the third quarter of 2004. This increase was offset by reductions in marketing costs for the other portions of our business, restructuring activities, and reduced sales and marketing program spending as compared with the third quarter of 2004.
     We expect that sales and marketing expenses for the quarter ending December 31, 2005 will be relatively unchanged from the third quarter of 2005. However, we expect sales and marketing expenses to increase with growth in Authorize.Net’s revenues as a result of greater sales agent commissions associated with these revenues.
     General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. The decrease of $0.8 million in general and administrative expenses, as compared to the same quarter in 2005, in absolute dollars and as a percentage of revenues, was due to savings associated with our 2004 restructuring activities and reduced program spending partially offset by higher spending associated with legal fees and other spending for professional services.
     We do not expect significant changes in the level of general and administrative expenses in the quarter ending December 31, 2005 from the third quarter of 2005.
     Restructuring charges and related asset impairments. Please refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of our restructuring activities and related asset impairment charges.
     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net increased by $0.3 million in the quarter ended September 30, 2005 in comparison with the same period in 2004 primarily due to an increase in our cash and short-term investments balance as a result of cost savings from the 2004 and 2005 restructurings and the cash received for the sale of our INS business.
     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the three months ended September 30, 2005 of $0.06 million reflects a provision for state taxes of $0.02 million and foreign taxes of $0.04 million and includes a full valuation allowance after utilizing net operating loss carry-forwards to offset projected current taxable income. The income tax provision for the three months ended September 30, 2004 reflects a net benefit of $0.62 million and includes a current state tax expense of $0.03 million plus an increase to the valuation allowance of $0.3 million attributable to foreign tax credits generated in the quarter, plus a provision of $0.18 million to adjust certain deferred tax assets, offset by a $0.86 million benefit to record a full valuation allowance on the current year net operating loss. At September 30, 2005, we continue to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.
     Results by Operating Segment. The operating results and financial condition of the INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements. Segment results for the INS and Instant Conferencing business are no longer provided. All prior period segment financial information has been restated to conform with the current presentation.

Certain operating results and comparisons by operating segment for the quarters ended September 30, 2005 and 2004 were as follows:

	Quarter Ended	Quarter Ended
	September 30,	September 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Revenues:
TDS	$15,518	$21,582	$(6,064)	(28.1)%
Payment Processing	11,714	8,839	2,875	32.5

Total	$27,232	$30,421	$(3,189)	(10.5)%

Gross Profit (Loss):
TDS $	$5,776	$8,969	$(3,193)	(35.6)%
TDS %	37.2%	41.6%
Payment Processing $	$9,168	$6,200	$2,968	47.9%
Payment Processing %	78.3%	70.1%

Total gross profit $	$14,944	$15,169	$(225)	(1.5)%

Total gross profit %	54.9%	49.9%

Operating Income (Loss):
TDS	$2,859	3,880	$(1,021)	(26.3)%
Payment Processing	3,255	876	2,379	271.6

Total segment operating income	$6,114	$4,756	$1,358	28.6%

Reconciling items(1)	(4,790)	(6,787)

Total operating income (loss)	$1,324	$(2,031)

(1)	Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.
     Revenues by Operating Segment
     TDS. The decline in TDS revenues was primarily a result of a $4.9 million reduction in revenue from AT&T, a decrease in certain transaction fees charged to Sprint/Nextel following the merger between Sprint and Nextel, and an unfavorable change in the mix of services provided.
     Payment Processing. Payment Processing revenues for the quarter have increased 32.5% compared to the same period in 2004. The increased revenues were primarily the result of an increase in the number of merchant customers and the volume of transactions processed.
Gross Profit (Loss) by Operating Segment
     TDS. The decline in TDS gross profit was a result of lower revenues of 28% as compared to the three months ended September 30, 2004. The impact of the revenue decline was partially offset by a $2.9 million expense reduction. Spending decreased in our call centers as a result of the closing of our Broomfield, Colorado call center, and the staffing shift from that site to our Liverpool, Nova Scotia call center. We also realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T Wireless, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and personnel-related savings resulting from our 2004 restructuring activities.
     Payment Processing. The increase in Payment Processing gross profit was due to the increase in Authorize.Net’s revenue from the prior year.

Operating Income (Loss) by Operating Segment.
     TDS. The decline in TDS operating income reflects the impact of reduced revenues, partially offset by spending reductions resulting from our 2004 restructuring activities.
     Payment Processing. The increase in Payment Processing operating income was due to the increase in Authorize.Net’s revenue from the prior year.
Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004.
     Revenues. Revenues and certain revenue comparisons for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Transaction services	$76,477	$76,156	$321	0.4%
Consulting and maintenance services	4,492	8,189	(3,697)	(45.1)
Software licensing and hardware	—	1,628	(1,628)	(100.0)

Total	$80,969	$85,973	$(5,004)	(5.8)%

     The increase in transaction revenues of $0.3 million was mainly due to a full three quarters of Authorize.Net revenue during the nine months ended September 30, 2005. The results of Authorize.Net’s operations were excluded from our first quarter 2004 results. As a result, Authorize.Net’s revenues were $15.6 million higher for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. A significant component of Authorize.Net’s higher revenues were attributable to a 32.5% increase in revenues for the quarter ended September 30, 2005 as compared to the prior year. The increased revenues were primarily the result of an increase in the number of merchant customers and increased volume of transactions processed.
     Our TDS business segment transaction revenues were $15.3 million lower for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decline in TDS transaction services revenues was primarily a result of a $11.9 million reduction in transaction fees charged to AT&T, a decrease in transaction fees charged to Sprint/Nextel as a result of the merger between Sprint and Nextel, and an unfavorable change in the mix of services provided.
     The decrease in consulting and maintenance services revenues of $3.7 million was principally due to lower revenues from AT&T and a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product.
     The decline in software licensing and hardware revenues of $1.6 million was primarily due to a fee from the license of our RMS software product to Sprint for $1.6 million in the nine months ended September 30, 2004.
     Cost of Revenues and Gross Profit
     Cost of revenues, gross profit and certain comparisons for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Cost of revenues:
Transaction services	$35,881	$40,422	$(4,541)	(11.2)%
Consulting and maintenance services	1,919	3,366	(1,447)	(43.0)
Software licensing and hardware	—	13	(13)	(100.0)

Total cost of revenues	$37,800	$43,801	$(6,001)	(13.7)%

Gross profit:
Transaction services $	$40,596	$35,734	$4,862	13.6%
Transaction services %	53.1%	46.9%

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Consulting and maintenance services $	$2,573	$4,823	$(2,250)	(46.7)%
Consulting and maintenance services %	57.3%	58.9%
Software licensing and hardware $	$—	$1,615	$(1,615)	(100.0)%
Software licensing and hardware %	—%	99.2%

Total gross profit $	$43,169	$42,172	$997	2.4%

Total gross profit %	53.3%	49.1%

     Transaction services cost of revenues decreased by $4.5 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. In our TDS business, spending decreased in our call centers as a result of the closing of our Broomfield, Colorado call center, and the staffing shift from that site to our Liverpool, Nova Scotia call center. We also realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and personnel-related savings resulting from our 2004 restructuring activities. Transaction services gross profit and gross profit percentage increased primarily as a result of Authorize.Net’s results of operations not being included in our first quarter 2004 results. This resulted in Authorize.Net’s higher contribution to the transaction services gross profit amount for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Authorize.Net generated a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage. This was partially offset by a decrease in the transaction services gross profit related to our TDS segment, where the revenue reduction exceeded the cost of sales expense reduction.
     Consulting and maintenance services cost of revenues decreased by $1.4 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was attributable to lower personnel-related expenses as a result of the September and December 2004 restructurings. Consulting and maintenance services gross profit and gross profit percentage decreased in the nine months ended September 30, 2005 due to lower revenues related to our RMS product and from AT&T.
     Software licensing and hardware gross profit and gross profit percentage decreased by $1.6 million for the nine months ended September 30, 2005 as compared to the nine months ended June 30, 2004. The decline is primarily due to a fee from the license of our RMS product to Sprint for $1.6 million in the second quarter of 2004.
Operating Expenses. Operating expenses and certain operating expense comparisons for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Engineering and development	$10,978	$13,747	$(2,769)	(20.1)%
Sales and marketing	13,375	13,290	85	0.6
General and administrative	11,734	12,098	(364)	(3.0)
Purchased in-process research and development	—	679	(679)	(100.0)
Restructuring charges	1,920	2,458	(538)	(21.9)

Total	$38,007	$42,272	$(4,265)	(10.1)%

     Engineering and Development. The $2.8 million decrease in engineering and development expenses for the nine months ended September 30, 2005 was primarily due to cost savings as a result of the 2004 restructurings. These savings were partially offset by the addition of engineering and development expenses for Authorize.Net which were included beginning in the three months ended June 30, 2004. Engineering and development expenses as a percentage of total revenues decreased for the nine months ended September 30, 2005 as a result of lower expense levels.
     Sales and Marketing. The $0.1 million increase in sales and marketing expenses for the nine months ended September 30, 2005 was due to the inclusion of Authorize.Net and the related sales agent commissions in sales and marketing expense for nine months in 2005 as compared to only the six months ended September 30, 2004.
     General and Administrative. The $0.4 million decrease in general and administrative costs for the nine months ended September 30, 2005 was primarily due to cost savings associated with the 2004 restructurings. These savings were partially offset by the addition of general and administrative expenses for Authorize.Net which were included beginning in the three months ended June 30, 2004.

     Purchased In-Process Research and Development (IPR&D). In connection with the Authorize.Net acquisition, we recorded a $0.7 million charge during the first quarter of 2004 for two IPR&D projects. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a complete description of this IPR&D charge. There were no IPR&D charges recorded during the nine months ended September 30, 2005.
     Restructuring charges and related asset impairments. Please refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a complete description of these charges.
     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net increased by $0.6 million in the nine months ended September 30, 2005 in comparison with the same period in 2004 primarily due to an increase in our cash and short-term investments balances as a result of cost savings from the 2004 and 2005 restructurings and the cash received for the sale of our INS business.
     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the nine months ended September 30, 2005 of $0.16 million reflects a provision for state taxes of $0.05 million and foreign taxes of $0.11 million and includes a full valuation allowance after utilizing net operating loss carry-forwards to offset projected current taxable income. During the third quarter, we filed our 2004 US and State income tax returns and adjusted certain deferred tax items, which were offset by a full valuation allowance. The income tax provision for the nine months ended September 30, 2004 of $0.06 million reflects a state tax provision of $0.08 plus an increase to the valuation allowance of $0.09 million on the current year foreign tax credits, offset by a benefit of $0.11 million to adjust certain deferred tax assets and includes a full valuation allowance on the current year net operating loss. At September 30, 2005, we continue to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.
     Results by Operating Segment. The operating results and financial condition of the INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements. Segment results for the INS and Instant Conferencing businesses are no longer provided. All prior period segment financial information has been restated to conform with the current presentation. Certain operating results and comparisons by operating segment for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)
Revenues:
TDS	$48,408	$68,996	$(20,588)	(29.8)%
Payment Processing	32,561	16,977	15,584	91.8

Total	$80,969	$85,973	$(5,004)	(5.8)%

Gross Profit (Loss):
TDS $	$17,727	$30,027	$(12,300)	(41.0)%
TDS %	36.6%	43.5%
Payment Processing $	$25,442	$12,145	$13,297	109.5%
Payment Processing %	78.1%	71.5%

Total gross profit $	$43,169	$42,172	$997	2.4%

Total gross profit %	53.3%	49.1%

Operating Income (Loss):
TDS	$8,538	13,922	$(5,384)	(38.7)%
Payment Processing	7,805	1,538	6,267	407.5

Total segment operating income	$16,343	$15,460	$883	5.7%

Reconciling items(1)	(11,181)	(15,560)

Total operating loss	$5,162	$(100)

(1)	Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.
     Revenues by Operating Segment
     TDS. The decline in TDS revenues was primarily a result of a reduction in revenue from AT&T Wireless and a reduction in revenue from our RMS product. Other contributing factors were a decrease in certain transaction fees charged to Sprint/Nextel following the merger between Sprint and Nextel, and an unfavorable change in the mix of services provided for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
     Payment Processing. Lightbridge began recording Payment Processing revenues as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. The nine months ended September 30, 2004 includes revenue from April 1, 2004 through September 30, 2004. Authorize.Net revenue for the nine months ended September 30, 2005 increased 30% compared to the same period in 2004 as reported above by Authorize.Net’s former owner, InfoSpace, Inc. The increased revenues were primarily the result of an increase in the number of merchant customers added and the volume of transactions processed.
     Gross Profit (Loss) by Operating Segment
     TDS. The decline in TDS gross profit was a result of lower revenue, primarily due to a reduction in revenue from AT&T, as well as a reduction in revenue from our RMS product, largely due to a fee from the license of that product to Sprint in the second quarter of 2004. Other factors contributing to the decline in revenue as described above. The impact of the revenue decline was partially mitigated by an $8.3 million expense reduction. Spending decreased in our call centers as a result of the closing of our Broomfield, Colorado call center, and the staffing shift from that site to our Liverpool, Nova Scotia call center.
     We also realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and personnel-related savings resulting from our 2004 restructuring activities.
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
Discontinued Operations
     On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, which includes our PrePay IN product and related services, to VeriSign. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by us as a liability to VeriSign, until certain representations and warranties expire after an 18-month period after closing and will be recorded as a gain, net of possible indemnity claims at that time. In addition, a liability has been established of $450,000 in accordance with FIN 45 based on the estimated cost if we were to purchase an insurance policy to cover up to $5 million of indemnification obligations for certain potential breaches of our intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007. The operating results and financial condition of the INS segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144, as the sale was completed during the second quarter of 2005. All comparative prior period amounts have been restated in a similar manner. We recorded a gain on the sale of our INS business during the second quarter of 2005 of $12.7 million, which has been presented as a gain on sale of discontinued operations.

     In the first quarter of 2005, we made the decision to no longer actively market or sell our GroupTalk product and took actions to outsource the continuing operations of our Instant Conferencing segment. On August 17, 2005, we and America Online, Inc. mutually agreed to terminate our master services agreement under which we provided our GroupTalk instant conferencing services to America Online, Inc. We subsequently terminated all of the outsourcing agreements and ceased operations of the Instant Conferencing segment in the third quarter of 2005. In accordance with SFAS 144, the operating results and financial condition of the Instant Conferencing segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements.
     We recorded net loss from discontinued operations of $0.3 million for the three months ended September 30, 2005 and recorded a net income from discontinued operations of $10.3 million for the nine ended September 30, 2005. The net income from discontinued operations includes the gain on the sale of INS of $12.7 million and a $1.4 million settlement of a lawsuit between Lucent Technologies, Inc. and us received in the second quarter of 2005.
Liquidity and Capital Resources
     As of September 30, 2005, we had cash and cash equivalents, short-term investments and restricted cash of $80.5 million. We believe that our current cash and short-term investment balances will be sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, additional acquisitions or investments, divestitures, restructuring or obligations associated with the closure of products or facilities, and the sustained profitability of the our operations. We may also require additional cash in the future to finance growth initiatives including acquisitions.
     During the first nine months of 2005, we generated cash from operating activities of approximately $2.0 million, cash from investing activities of approximately $20.8 million, and cash from financing activities of approximately $1.0 million. During the first nine months of 2005, we had a gain on sale of our PrePay assets of $12.7 million and our accounts payable and accrued compensation and benefits decreased by a combined $2.0 million primarily related to the payment of 2004 bonuses and the timing of payments to certain significant vendors. Included in cash provided by investing activities for the nine months ended September 30, 2005, was $15.0 million in net cash proceeds from the sale of PrePay assets and $1.5 million provided as restricted cash to collateralize a letter of credit supporting the operating lease for our corporate headquarters.
     Our capital expenditures totaled $2.2 million for the nine months ended September 30, 2005. The capital expenditures during this period were principally associated with our service delivery infrastructure and computer equipment for software development activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2011.
     Future minimum payments under operating leases, including facilities affected by restructurings, consisted of the following at September 30, 2005 (amounts in thousands):

Operating
Leases
Remainder of 2005	$1,113
2006	3,792
2007	3,463
2008	2,854
2009	2,208
2010	1,856
Thereafter	1,686

Total minimum lease payments	$16,972

     We incurred legal expenses in 2004 of approximately $200,000 in connection with the defense of a lawsuit entitled Net Money IN, Inc. v. VeriSign, Inc., et. al., following our acquisition of Authorize.Net, and expect to incur defense costs of approximately $1.2 million to $1.5 million in 2005. Please refer to Part II — Other Information, Item 1, Legal Proceedings for a discussion of this lawsuit.
     At September 30, 2005, we were holding funds in the amount of $6.9 million due to merchants. The funds are included in cash and cash equivalents and funds due to merchants on our consolidated balance sheet. We were holding funds in the amount of $6.1 million on behalf of merchants utilizing Authorize.Net’s eCheck.Net product. Authorize.Net holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at September 30, 2005, we held funds in the amount of $0.8 million for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (“IPS”) product. The funds are included in cash and cash equivalents and funds due to merchants on our consolidated balance sheet. Credit card funds are held for approximately two business days; ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

     In addition, we currently have $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of eCheck.Net transactions returned or charged back exceeds the balance on deposit with the financial institution. To date, the deposit has not been applied to offset any deficit balance, and we believe that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as we utilize the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.
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
     In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC ruled and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.
     In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.
     In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” The proposed Interpretation proposes changes to the current accounting for uncertain tax positions. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future inter-period effective tax rate volatility.

Risk Factors
If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly.
     On April 25, 2005, we announced that we engaged investment bankers to explore strategic alternatives for our TDS business. Our TDS revenues are concentrated among a few major clients. Our 10 largest clients accounted for approximately 55% and 58% of our total revenues in the quarter and nine months ended September 30, 2005, respectively. We have no significant merchant concentration in our Payment Processing business. Although our client concentration has declined, we expect that a majority of our revenues will continue to come from a relatively small number of clients for the foreseeable future. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, acquisitions, or as the result of the perceived quality or cost-effectiveness of our products or services. Our services agreements with Sprint Spectrum L.P. (Sprint), and Nextel Operations, Inc. (Nextel) expire on December 31, 2006. Our services agreement with AT&T Wireless Services, Inc. (AT&T) expires on April 1, 2009, but is subject to earlier termination upon twelve months’ notice and designated services upon notice. In February 2004, Cingular Wireless LLC (Cingular) announced an agreement to acquire AT&T and in October 2004, Cingular announced that it had completed its merger with AT&T. Cingular is not presently a client of Lightbridge. As a result of the acquisition of AT&T, we do not expect that client to generate significant revenue in the remainder of 2005. On December 15, 2004, Sprint and Nextel announced that their respective Boards of Directors had approved a definitive agreement for a merger of the two companies. On August 12, 2005, the merger transaction between Sprint and Nextel was completed to form Sprint Nextel Corporation (Sprint/Nextel). Following the merger we decreased certain transaction fees to Sprint/Nextel commencing in the third quarter of 2005, and as a result, we expect our future revenues for Sprint/Nextel to decrease in comparison to the historical levels for Sprint and Nextel when they were separate customers. We are unable to predict the long term effect of the merger and on our relationship with Sprint/Nextel, which represented approximately 33% of our total revenues in the third quarter of 2005 including, without limitation, the timing or extent of any reductions in applications processed or other services provided under our contracts with those clients. It is possible that Sprint/Nextel could elect not to renew their agreement, to reduce the volume of products and services they purchase from us or to request significant changes to the pricing or other terms in any renewal agreement. The loss of Sprint/Nextel or any of our other major clients would cause sales to fall below expectations and materially reduce our revenues, margins and net income and adversely affect our business.
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
     Our clients also include telecommunications companies that, to the extent that they extend consumer credit, may be subject to federal and state regulations. In making credit evaluations of consumers, performing fraud screening or user authentication, our clients are subject to requirements of federal law, including the Equal Credit Opportunity Act (ECOA), the Fair Credit Reporting Act (FCRA) and the Gramm-Leach-Bliley Act (GLBA) and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation may also affect the nature and extent of the products or services that we can provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection. Although most of the products and services we provide to the telecommunications industry, other than our ProFile service, are not directly subject to these requirements, we must take these extensive and evolving requirements into account in order to meet our clients’ needs. In some cases, consumer credit laws require our clients to notify consumers of credit decisions made in connection with their applications for telecommunications services, and we have contracted with some of our clients, including Sprint, AT&T, Nextel, and Dobson Communications, Inc., to provide such notices on their behalf. Our software has in the past contained, and could in the future contain, undetected errors affecting compliance by our clients with one or more of these legal requirements. Failure to properly implement these requirements in our products and services in a timely, cost-effective and accurate manner could result in liability, either directly or as indemnitor of our clients, damage to our reputation and relationships with clients and a loss of business.

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
We May Become a Party to Intellectual Property Infringement Claims, Which Could Harm Our Business.
     From time to time, we have had and may be forced to respond to or prosecute other intellectual property infringement claims to protect our rights or defend a client’s rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business and operating results. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our products in the U.S. and abroad and could result in the award of substantial damages against us. We may be required to enter into royalty or licensing agreements with third parties claiming infringement by us of their intellectual property in order to settle these claims. These royalty or licensing agreements, if available, may not have terms that are acceptable to us. In addition, if we are forced to enter into a license agreement with terms that are unfavorable to us, our operating results would be materially harmed. We may also be required to indemnify our clients for losses they may incur under indemnification agreements if we are found to have violated the intellectual property rights of others. Please refer to Part II — Other Information, Item 1, Legal Proceedings for a discussion of certain pending matters related to our intellectual property.
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
     Authorize.Net is compliant with Visa’s Cardholder Information Security Program (CISP) and MasterCard’s Site Data Protection (SDP) standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system.
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
We Need to Continue to Improve or Implement our Procedures and Controls.
     Requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our registered independent public accounting firm. As permitted by the rules and regulations of the Securities and Exchange Commission, management determined that the internal control over financial reporting of Authorize.Net would be excluded from the final 2004 internal control assessment. Our disclosure controls and procedures as of June 30, 2005 were not fully effective as of that date to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives and, during the second quarter of 2005, we took certain steps to address that matter. We continue to evaluate such disclosure controls and procedures, including with regard to Authorize.Net, which was acquired in March 2004, and may modify, enhance or supplement them as appropriate in the future. Please refer to Part I, Item 4 below for a discussion on controls and procedures.

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
     Our revenues are difficult to forecast for a number of reasons:
•	Seasonal and retail trends affect our transaction revenues, in both our Payment Processing and TDS businesses, as well as our other products and services. Transaction revenues historically have represented the majority of our total revenues. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

•	The sales process for our products and services offered to telecommunications clients is lengthy, sometimes exceeding twenty-four months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders, could cause our quarterly revenues to fall substantially below expectations.

•	Our consulting services revenues can fluctuate based on the timing of product sales and projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues or staffing requirements accurately more than a few months in advance.

•	The factors described above under the headings “If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly”, “Certain of Our Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase”, and “A Majority of Our Revenues Are Concentrated in the Wireless Telecommunications Industry, Which Is Experiencing Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs”.
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

We Face Competition from a Broad and Increasing Range of Vendors.
     The market for products and services offered to communications providers and participants in online transactions is highly competitive and subject to rapid change. Each of these markets is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in each of the markets in which we compete, which will result in the entrance of new or the creation of bigger competitors in the future. For example, in October 2005, VeriSign, Inc. announced that PayPal, Inc. agreed to acquire VeriSign’s payment gateway business and to form a strategic alliance with VeriSign, Inc. for on-line commerce and security. We face potential competition from several primary sources:
•	providers of online payment processing services, including VeriSign, Inc., CyberSource Corporation, Plug & Pay Technologies, Inc., PayPal, Inc. and LinkPoint International, Inc.

•	software vendors that provide one or more customer acquisition, customer relationship management and retention or risk management solutions, including ECtel Ltd., TSI Telecommunications Services Inc., Fair Isaac Corporation, Magnum Software Systems, Inc., American Management Systems, Incorporated and SLP Infoware;

•	service providers that offer customer acquisition, customer relationship management and retention, risk management or authentication services in connection with other services, including Choicepoint Inc., Visa U.S.A., Experian Information Solutions, Inc., Equifax, Inc., Lexis Nexis, Trans Union, L.L.C., Schlumberger Sema plc and Amdocs Ltd;

•	information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

•	information technology vendors that offer wireless and internet software applications such as Oracle Corporation, Microsoft Corporation and International Business Machines Corporation;

•	consulting firms or systems integrators that may offer competitive services or the ability to develop customized solutions for customer acquisition and qualification, customer relationship management and retention or risk management, such as American Management Systems, Incorporated, Accenture Ltd., BearingPoint, Inc., PeopleSoft, Inc., Siebel Systems, Inc. and Cap Gemini Ernst & Young;

•	a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as Verizon Communications, Inc., Authentix Network Inc. and Fair Isaac Corporation;

•	vendors that provide or resell products and services in the voice conferencing market such as Spectel, Inc., Polycom Inc., Raindance Communications, Inc., Ptek Holdings, Inc., and the major worldwide telecommunications providers such as AT&T, Sprint, and Global Crossing Limited.
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
Our Foreign Operations Subject Us to Risks and Concerns Which Could Negatively Affect Out Business Overall.
     We have operations outside the U.S. at our call center located in Liverpool, Nova Scotia, Canada. In addition to the risks generally associated with operations in the U.S., operations in foreign countries present us with additional risks, including the following:
•	the imposition of financial and operational controls and regulatory restrictions by foreign governments;

•	the need to comply with a wide variety of complex U.S. and foreign import and export laws and treaties;

•	fluctuations in interest and currency exchange rates; and

•	difficulties in managing staffing and managing foreign subsidiary operations.
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

ITEM 4. CONTROLS AND PROCEDURES
     The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. The Company’s Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives.
     The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitation, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management. The Company continues to evaluate its disclosure controls and procedures and may modify, enhance or supplement them as appropriate in the future.
     There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred in the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In 2001, Net MoneyIN, Inc. brought a patent infringement suit in the United States District Court for the District of Arizona, entitled Net MoneyIN, Inc. v. VeriSign, Inc., et al., Case No. CIV 01-441 TUC RCC. Defendants in this case include InfoSpace, Inc. and E-Commerce Exchange, Inc.
     On March 31, 2004, we acquired Authorize.Net from InfoSpace, Inc. In the purchase agreement, we agreed to indemnify and defend InfoSpace, Inc. against this lawsuit. E-Commerce Exchange, Inc. was a reseller of services provided by Authorize.Net. The reseller agreement between the parties contains provisions regarding indemnification from Authorize.Net for claims against the reseller related to services provided under that agreement. Defendant Wells Fargo Bank, N.A. has also requested indemnification, including defense costs, from Authorize.Net based on certain contracts with Authorize.Net. Neither Lightbridge nor Authorize.Net is a party to the Net MoneyIN lawsuit, but because we are defending the litigation and providing indemnification to some of the defendants, we have potential exposure to liability (in an undetermined amount) as if we were party to the lawsuit. As with all major litigation, such liability could be significant and could, if the result of the lawsuit is adverse to us, materially adversely affect our business, operations and financial condition. We and Authorize.Net may be added as parties at a later date.
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
     The defendants have denied the allegations of the plaintiff and have counterclaimed, seeking a declaration that plaintiff’s patents have not been infringed and are invalid. The litigation is bifurcated, with separate liability and damages phases. The period designated for fact discovery during the liability phase has concluded. Following a claim construction hearing, the court issued an order on October 18, 2005 construing terms in one patent claim and finding other claims invalid. No liability-phase trial date has been set. We incurred legal expenses in 2004 of approximately $200,000 in connection with the defense of this lawsuit following our acquisition of Authorize.Net, and expect to incur defense costs of approximately $1.2 million to $1.5 million in 2005. We intend to vigorously pursue available defenses to the lawsuit.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     Stock Repurchases — On October 4, 2001, we announced that our board of directors authorized the repurchase of up to 2 million shares of our common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001, depending on market conditions. On April 23, 2003, the board approved an expansion of the plan to authorize us to purchase up to 4 million shares of our common stock at an aggregate price of up to $40 million through September 26, 2005. As of September 30, 2005, we had purchased approximately 2.5 million shares at a total cost of approximately $17.9 million since the inception of its repurchase program. There were no repurchases during the first nine months of 2005. The maximum number of shares that could yet be purchased under the plan was 1,452,862 at September 30, 2005.

Item 6. Exhibits
(a) Exhibits

No.	Description

31.1	Certification of Robert E. Donahue dated November 4, 2005

31.2	Certification of Timothy C. O’Brien dated November 4, 2005

32.1	Certification of Robert E. Donahue and Timothy C. O’Brien dated November 4, 2005 (furnished but not filed with the Securities and Exchange Commission)

99.1	First Amendment to the lease between EOP Operating Limited Partnership, and Lightbridge, Inc. dated May 3, 2005

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.
Date: November 4, 2005	By:	/s/ Timothy C. O’Brien
Timothy C. O’Brien
Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)