Form 10-K/A
period 2004-12-31
LIGHTBRIDGE INC
filed 2006-02-17
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No. 1)
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to
Commission file number: 000-21319
Lightbridge, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3065140
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Corporate Drive	01803
Burlington, Massachusetts	(Zip Code)
(Address of Principal Executive Offices)
(781) 359-4000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
common stock, $.01 par value per share
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2004 was $146,254,634 based on a total of 26,116,899 shares held by nonaffiliates and on a closing price of $5.60 as reported on The Nasdaq Stock Market (National Market System).
     The number of shares of common stock outstanding as of March 11, 2005 was 26,585,455.
DOCUMENTS INCORPORATED BY REFERENCE
     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A with regard to its 2005 annual meeting of stockholders or special meeting in lieu thereof on or before April 30, 2005. Certain portions of such proxy statement are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE
RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
     This Amendment No. 1 on Form 10-K/A, which amends and restates items identified below with respect to our Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2005 (the “Original Filing”), is being filed to reflect the restatement of our financial statements for the fiscal year ended December 31, 2004. In separate filings, we will restate our financial statements for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. The first three quarterly periods of fiscal 2005 are referred to herein as the “2005 Quarters.”
     During the fiscal 2005 year end close process, we determined that, historically, the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of our acquisition of Authorize.Net Corporation in 2004 was incorrectly offset against the deferred income tax assets in considering the size of the valuation allowance that was required. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability that arises as our goodwill and trademarks are amortized for tax purposes must be considered as a liability related to an asset with an indefinite life. Accordingly, the deferred tax liability was not available as a source of future taxable income to offset the future deductions or benefits embedded in the deferred tax assets created by other deductible temporary timing differences. Accordingly, the increase in the tax valuation allowance should have been recorded (exclusive of the deferred tax liability for non-amortizing goodwill and trademarks) in the year ended December 31, 2004 and the 2005 Quarters. Therefore we have recorded additional deferred tax expense of $1.3 million to increase our deferred tax liability as of December 31, 2004. See “Note 2, Restatement of Financial Statements” in the Notes to Consolidated Financial Statements for further details. The additional deferred tax expense in the 2005 Quarters will be set forth in detail in amendments to the related Quarterly Reports to be filed on Form 10-Q/A as soon as possible.
     This Form 10-K/A only amends and restates certain information in Items 6, 7, 8, and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case solely as a result of and to reflect the restatement. In addition, Item 15 of Part IV of the Original Filing has been amended to include an updated consent of our independent registered public accounting firm and certifications executed as of the date of this Form 10-K/A from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accounting firm and the certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 23.1, 31.1, 31.2 and 32.
     Except for the foregoing amended and restated information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

     THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS “BELIEVES,” “ANTICIPATES,” “PLANS,” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH BELOW IN “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RISK FACTORS,” THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. LIGHTBRIDGE, INC. UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS IT MAKES.

PART II
Item 6. Selected Financial Data
     The following selected financial data have been derived from the Company’s audited historical consolidated financial statements, certain of which are included elsewhere in this Annual Report on Form 10-K/A. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K/A.
     The following selected financial data includes the results of operations, from the date of acquisition, of Authorize.Net Corporation, which the Company acquired on March 31, 2004. See Note 1 to the Company’s consolidated financial statements for further information concerning this acquisition.

	Years Ended Dec. 31,
	2004	2003	2002	2001	2000
	Restated (1)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$133,055	$119,978	$133,438	$176,616	$186,644
Cost of revenues	67,890	61,949	65,943	80,811	81,732

Gross profit	65,165	58,029	67,495	95,805	104,912

Operating expenses:
Engineering and development costs	29,000	28,426	29,269	32,259	29,256
Sales and marketing	22,541	14,239	13,270	20,460	22,159
General and administrative	15,987	14,143	18,170	19,517	17,955
Restructuring costs	4,346	5,079	3,616	4,000	—
Impairment of goodwill and other intangible assets	2,263	—	—	—	—
Purchased in-process research and development	679	—	1,618	—	—
Gain on sale of Fraud Centurion assets	(2,673)	—	—	—	—
Amortization of goodwill and acquired workforce	—	—	—	—	502
Merger related costs	—	—	—	5,999	—

Total operating expenses	72,143	61,887	65,943	82,235	69,872

Income (loss) from operations	(6,978)	(3,858)	1,552	13,570	35,040
Interest income	1,185	1,778	2,439	4,233	5,446
Equity in loss of partnership investment	—	(471)	(464)	—	—

Income (loss) before income taxes	(5,793)	(2,551)	3,527	17,803	40,486
Provision for (benefit from) income taxes	9,612	(1,102)	(103)	3,848	9,974

Net income (loss)	$(15,405)	$(1,449)	$3,630	$13,955	$30,512

Basic earnings (loss) per share	$(0.58)	$(0.05)	$0.13	$0.50	$1.12

Diluted earnings (loss) per share	$(0.58)	$(0.05)	$0.13	$0.48	$1.04

	December 31,
	2004	2003	2002	2001	2000
	Restated (1)
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$51,625	$133,488	$133,470	$118,570	$98,743
Working capital	$42,997	$137,684	$136,501	$127,129	$109,672
Total assets	$170,486	$177,836	$180,672	$188,882	$187,680
Long-term obligations, less current portion	$149	$33	$259	$667	$963
Stockholders’ equity	$135,667	$154,503	$159,641	$161,522	$144,986

(1)	The financial statements as of December 31, 2004 and for the fiscal year ended December 31, 2004, have been restated. During the fiscal 2005 year end close process, the Company determined that, historically, the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004 was incorrectly offset against deferred income tax assets. As a result Company has recorded additional deferred tax expense of $1.3 million to increase its deferred tax liability as of December 31, 2004. See “Note 2, Restatement of Financial Statements” in the Notes to Financial Statements for further details.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Financial Statements
     During the fiscal 2005 year end close process, we determined that, historically, the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004 was incorrectly offset against deferred income tax assets in considering the size of the valuation allowance that was required. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability that arises as our goodwill and trademarks are amortized for tax purposes must be considered as a liability related to an asset with an indefinite life. Accordingly, the deferred tax liability was not available as a source of future taxable income to offset the future deductions or benefits embedded in the deferred tax assets created by other deductible temporary timing differences; and the increase in the tax valuation allowance should have been recorded exclusive of the deferred tax liability for non-amortizing goodwill and trademarks in the year ended December 31, 2004. Therefore, we have has recorded additional deferred tax expense of $1.3 million to increase its deferred tax liability as of December 31, 2004.
     We have restated our December 31, 2004 balance sheet and our fiscal 2004 statements of operations for the impact of this deferred tax liability. Its impact in the balance sheet, income statement, and deferred tax valuation allowance are as follows:

	December 31, 2004

	As previously
	reported	As restated

BALANCE SHEET DATA:
Deferred tax liability	$—	$1,261
Total liabilities	33,558	34,819
Accumulated deficit	(10,072)	(11,333)
Total stockholders’ equity	136,928	135,667

STATEMENT OF OPERATIONS DATA:
Income tax expense	$8,351	$9,612
Net income (loss)	(14,144)	(15,405)
Net income (loss) per common share:
Basic and Diluted	$(0.53)	$(0.58)

DEFERRED TAX VALUATION ALLOWANCE	(24,703)	(25,964)
     There was no impact on net cash provided by operating, financing, or investing activities on the statements of cash flows.

Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of this Annual Report on Form 10-K/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates.
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
     Income Taxes and Deferred Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. If we were to determine that it was more likely than not that we would be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance against the deferred tax asset would be charged to operations in the period that such determination was made.
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
     Cost of revenues, gross profit and certain comparisons for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2004	2003	Difference	Difference
	(Dollars in thousands)
Cost of revenues:
Transaction services	$54,831	$45,667	$9,164	20.1%
Consulting and maintenance services	9,930	12,741	(2,811)	(22.1)
Software licensing and hardware	3,129	3,541	(412)	(11.6)

Total cost of revenues	$67,890	$61,949	$5,941	9.6%

Gross profit:
Transaction services	$48,817	$34,885	$13,932	39.9%
Transaction services %	47.1%	43.3%
Consulting and maintenance services $	$9,968	$15,925	$(5,957)	(37.4)%
Consulting and maintenance services %	50.1%	55.6%
Software licensing and hardware $	$6,380	$7,219	$(839)	(11.6)%
Software licensing and hardware %	67.1%	67.1%

Total gross profit	$65,165	$58,029	$7,136	12.3%

Total gross profit %	49.0%	48.4%
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
     Provision for (Benefit from) Income Taxes. We recorded tax expense of approximately $9.6 million in 2004, of which $9.0 million related to a full valuation allowance being recorded against our deferred tax assets. Our effective tax rate was (166)% and 42% for 2004 and 2003, respectively. The 2004 tax provision reflects current tax expense of approximately $0.6 million, consisting primarily of foreign tax expenses of $1.6 million, partially offset by current federal and state tax benefits.
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
     After considering all available evidence, both positive and negative, regarding the ability to realize our deferred tax assets, we concluded that an increase to the valuation allowance for our deferred tax assets was required. In November 2004, we announced that we expected our future revenue from AT&T to decline significantly. This announcement had a considerable impact on our conclusion regarding the realizability of our deferred tax assets. Accordingly, based on our best estimate, we recorded a non-cash charge of $9.0 million in 2004 to increase the valuation allowance for our deferred tax assets. If circumstances change such that the realization of our deferred tax assets is concluded to be more likely than not, we will record future income tax benefits at the time that such determination is made.
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

     Payment Processing. We began recording Payment Processing results as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. We expect the operating income generated by our Payment Processing Segment to become a larger portion of our total operating income in 2005 as compared with 2004.
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
Liquidity and Capital Resources
     As of December 31, 2004, we had cash and cash equivalents, short-term investments and restricted cash of $52.2 million, which included $5.6 million of cash due to merchants related to our payment processing business. Our working capital decreased to $43.0 million at December 31, 2004 from $137.7 million at December 31, 2003 as a result of our acquisition of Authorize.Net in March 2004. We believe that our current cash balances will be sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, cash requirements associated with acquisitions, investments and capital expenditures, and the profitability of our operations.
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
     For the year ended December 31, 2004, we generated cash flows from operating activities of $12.1 million and used $39.3 million and $3.3 million in investing and financing activities, respectively. Included in cash flow from operations was $3.3 million of cash received as tenant improvement allowance in 2004. Included in investing activities was $77.5 million spent on the acquisition of Authorize.Net, net of assets acquired.
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

					More
		Less than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Operating leases	$20,065	$4,840	$6,833	$4,866	$3,526
Letters of credit	$1,600	$1,600	$1,600	—	—

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
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements other than operating lease obligations during the year ended December 31, 2004, and we were not a party to any material transactions involving related persons or entities (other than employment, separation and other compensation agreements with certain executives) during 2004. Future annual minimum rental lease payments are detailed in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/A.
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
Item 8. Financial Statements and Supplementary Data
     The financial statements of the Company, as restated, are listed in the index included in Item 15(a)(1) of this Amendment No. 1 to our Annual Report on Form 10-K/A.
Item 9A. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures
     In January 2006, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Our Chief Executive Officer and our Chief Financial Officer supervised and participated in this evaluation. Due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.
(b)	Management’s Annual Report on Internal Control Over Financial Reporting (as revised)
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

     In our 2004 Annual Report on Form 10-K, filed on March 17, 2005, our management included Management’s Annual Report on Internal Control Over Financial Reporting therein, which expressed a conclusion by management that as of December 31, 2004, our internal control over financial reporting was effective. As a result of the restatement of our financial statements, as described in Note 2 to the financial statements, we have concluded that a material weakness in internal control over financial reporting existed as of December 31, 2004 and, accordingly, have revised our assessment of the effectiveness of our internal control over financial reporting.
     The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     In making this revised assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our revised assessment, we determined that our internal control over financial reporting was not effective.
     In January 2005, our Tax Manager voluntarily resigned. We engaged a tax consultant resource to assist us with the tax review for fiscal 2004. We did not have adequate internal technical expertise with respect to income tax accounting to effectively oversee and review our accounting over this area. This lack of adequate internal technical expertise contributed to a material error in our accounting for income taxes, which was identified in January 2006, during the course of the audit of our financial statements for fiscal 2005. This deficiency was determined to be a material weakness. The error related to the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004. The deferred income tax liability was incorrectly offset against deferred income tax assets. As a result of the error, we have restated our financial statements for the year ended December 31, 2004.
     In March 2004, we acquired Authorize.Net. For purposes of evaluating our internal controls over financial reporting, management determined that the internal control over financial reporting of Authorize.Net would be excluded from the fiscal 2004 internal control assessment, as permitted by the rules and regulations of the Securities and Exchange Commission. The financial statements of Authorize.Net reflect total assets and revenues constituting 8% and 20%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.
     Management’s January 2006 assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included following Item 9A below.
(c)	Changes in internal control over financial reporting
     No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Regarding the material weakness described above, the Company is in the process of taking steps to ensure that the material weakness is remediated by implementing enhanced control procedures over accounting for income taxes which included hiring a new Director of Tax in June 2005 and engaging tax consulting resources to assist with the Company’s evaluation of complex issues concerning tax accounting and to assist management in developing its judgments with respect to such issues.
(d)	Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting
     The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Lightbridge, Inc.
Burlington, Massachusetts
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as revised), that Lightbridge, Inc. & Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Authorize.Net, which was acquired on March 31, 2004 and whose financial statements reflect total assets and revenues constituting 8% and 20%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Authorize.Net. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our report dated March 16, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material misstatement in its 2004 annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement, Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company’s controls over the accounting for income taxes did not operate effectively as of December 30, 2004. Specifically, the Company did not have adequate internal technical expertise in performing the review of the income tax provision and related deferred tax liability and failed to detect a material error. This material weakness resulted in the restatement of the Company’s previously issued financial statements as described in Note 2 to the consolidated financial statements.
     This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 (as restated), of the Company and this report does not affect our report on such restated financial statements.
     In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 (as restated), of the Company and our report dated March 16, 2005 (February 17, 2006 as to the effects of the restatement discussed in Note 2) expressed an unqualified opinion on those restated financial statements.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 16, 2005 (February 17, 2006 as to the effect of the material weakness)

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report

(1)	Consolidated Financial Statements
(2)	Consolidated Financial Statement Schedules

All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit
No.	Description

2.1(1)	Amended and Restated Agreement and Plan of Reorganization dated November 8, 2000 among the Company, Lightning Merger Corporation and Corsair Communications, Inc.

2.2(2)	Stock Sale Agreement by and among InfoSpace, Inc., Go2Net, Inc., Authorize.Net Corporation and Lightbridge, Inc. dated as of February 29, 2004.

3.1(3)	Amended and Restated Certificate of Incorporation of the Company

3.2(3)	Amended and Restated By-Laws of the Company

3.3(4)	Amendment to Amended and Restated By-Laws of the Company, adopted October 29, 1998

4.1(3)	Specimen Certificate for Common Stock of the Company

4.2(5)	Rights Agreement dated as of November 14, 1997, between Lightbridge, Inc. and American Stock Transfer and Trust Company, as Rights Agent

4.3(5)	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock of Lightbridge, Inc.

4.4(5)	Form of Right Certificate

10.1(3)	1991 Registration Rights Agreement dated February 11, 1991, as amended, between the Company and the persons named therein

10.2(3)	Subordinated Note and Warrant Purchase Agreement dated as of August 29, 1994 between the Company and the Purchasers named therein, including form of Subordinated 14% Promissory Notes and form of Common Stock Purchase Warrants

10.3(3)	Form of Common Stock Purchase Warrants issued August 1995

10.4(3)	Settlement Agreement dated February 2, 1996 between the Company, BEB, Inc., BEB Limited Partnership I, BEB Limited Partnership II, BEB Limited Partnership III, BEB Limited Partnership IV, certain related parties and Brian Boyle

10.5(3)	1990 Incentive and Nonqualified Stock Option Plan

10.6(3)	1996 Employee Stock Purchase Plan

10.7(3)	Employment Agreement dated August 16, 1996 between the Company and Pamela D.A. Reeve

10.8(3)	Letter Agreement, dated August 26, 1996, between the Company and Brian E. Boyle, including form of Common Stock Purchase Warrant and Registration Rights Agreement

10.9(3)	Office Lease dated September 30, 1994, as amended, between the Company and Hobbs Brook Office Park

10.10(6)	Office Lease dated March 5, 1997, between the Company and Sumitomo Life Realty (N.Y.), Inc.

10.11(7)	First and Second Amendments dated July 22, 1997 and October 6, 1997, respectively, to the Office Lease included as Item 10.10

10.12(8)	Office Building Lease, dated March 12, 1998, between 8900 Grantline Road Investors and the Company

10.13(9)	Third and Fourth Amendments dated March 15, 1999 and July 16, 1999, respectively, to the office lease included as Item 10.10

Exhibit
No.	Description

10.14(9)	Office Lease dated October 4, 1999, between the Company and New Alliance Properties, Inc.

10.15(9)	First Amendment dated September 20, 1999 to the Office Lease included as Item 10.9

10.16(10)	Fifth and Sixth Amendments dated March 10, 2000 to the office lease included as Item 10.10

10.17(11)	Employment Agreement dated May 25, 2000 between the Company and Harlan Plumley

10.18(11)	1996 Incentive and Non-Qualified Stock Option Plan (as amended)

10.19(11)	1998 Non-Statutory Stock Option Plan (as amended)

10.20(12)	Office lease dated August 15, 2000 between the Company and Arthur Pappathanasi, trustee of 330 Scangas Nominee Trust

10.21(13)	Amendment to 1998 Non-Statutory Stock Option Plan adopted on November 16, 2000

10.22(14)	Amendment to 1996 Incentive and Non-Qualified Stock Option Plan

10.23(15)	Amendment to 1996 Employee Stock Purchase Plan

10.24(16)	Memorandum Agreement between Harlan Plumley and the Company dated April 23, 2002

10.25(17)	Separation Agreement and Release between Carla Marcinowski and the Company dated June 28, 2002

10.26(17)	Letter Agreement between Thomas Reynolds and the Company dated July 19, 2002

10.27(18)	Amendment to the Company’s 1996 Employee Stock Purchase Plan, as amended

10.28(18)	Memorandum Agreement dated August 5, 2002 by and between the Company and Pamela D.A. Reeve

10.29(18)	Memorandum Agreement dated August 5, 2002 by and between the Company and Judith Dumont

10.30(19)	Foreign Exchange Master Agreement dated March 31, 2003 by and among Citizens Bank of Massachusetts, the Company, Corsair Communications, Inc., Coral Systems, Inc., and Lightbridge Security Corporation.

10.31(20)	Separation agreement and release dated July 8,2003 between Christine Cournoyer and the Company

10.32(21)	Office Building Lease, dated December 23, 2003 between Corporate Drive Corporation, as Trustee of Corporate Drive Nominee Realty Trust, and the Company

10.33(2)	Separation Agreement and Release between Michael Mitsock and the Company dated January 26, 2004

10.34(2)	Separation Agreement and Release between Stefan Gladyszewski and the Company dated January 26, 2004

10.35(24)	Lease between Region of Queens Municipality, LTBG TeleServices ULC and Lightbridge, Inc. dated February 10, 2004

10.36(22)	Separation Agreement and Release between Harlan Plumley and the Company dated May 20, 2004

10.37(22)	Amendment to the 1996 Stock Purchase Plan

10.38(22)	2004 Stock Incentive Plan

10.39(20)	Separation Agreement and Release between Pamela D.A. Reeve and the Company dated August 2, 2004

10.40(20)	Employment Agreement between Robert E. Donahue and the Company dated August 2, 2004

Exhibit
No.	Description

10.41(20)	Office Lease Agreement between EOP Operating Limited Partnership and the Company dated as of August 10, 2004

10.42(20)	Terms and Conditions of Stock Options Granted Under the Lightbridge, Inc. 2004 Stock Incentive Plan

10.43(20)	Form of Notice of Grant of Stock Options Under the Lightbridge, Inc. 2004 Stock Incentive Plan

10.44(23)	Separation Agreement and Release between Edward DeArias and the Company dated October 28, 2004

23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP

31.1	Certification of Robert E. Donahue dated February 17, 2006

31.2	Certification of Timothy C. O’Brien dated February 17, 2006

32.1	Certification of Robert E. Donahue and Timothy C. O’Brien dated February 17, 2006 (furnished but not filed with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration Number 333-50196), as filed with the Securities and Exchange Commission on November 17, 2000.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-6589).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(5)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on November 21, 1997.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(20)	Incorporated by reference to the Company’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 8, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February, 2006.

Lightbridge, Inc.
By:	/s/ Robert E. Donahue
Robert E. Donahue
President and Chief Executive Officer

     Each person whose signature appears below hereby appoints Robert E. Donahue and Timothy C. O’Brien, and each of them severally, acting alone and without the other, his or her true and lawful attorney-in-fact with the authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K/A necessary or advisable to enable Lightbridge, Inc., to comply with the rules, regulations, and requirements of the Securities Act of 1934, as amended, in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K/A as the aforesaid attorney-in-fact executing the same deems appropriate.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy C. O’Brien Timothy C. O’Brien	Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 17, 2006

/s/ Robert E. Donahue Robert E. Donahue	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2006

/s/ Rachelle B. Chong * Rachelle B. Chong	Director	February 17, 2006

/s/ Gary Haroian * Gary Haroian	Director	February 17, 2006

/s/ Kevin C. Melia * Kevin C. Melia	Director	February 17, 2006

/s/ Andrew G. Mills * Andrew G. Mills	Director	February 17, 2006

/s/ David G. Turner * David G. Turner	Director	February 17, 2006

*	Executed on behalf of the identified individuals by Timothy C. O’Brien, attorney-in-fact.

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
     As discussed in Note 2, the accompanying 2004 consolidated financial statements have been restated.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2005 (February 17, 2006 as to the material weakness) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 16, 2005 (February 17, 2006 as to the restatement discussed in Note 2)

LIGHTBRIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share and per share amounts)

	December 31,
	2004	2003
	(As Restated,
	see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$39,036	$69,685
Short-term investments	12,589	63,803
Accounts receivable, net	18,940	20,071
Deferred tax assets	—	3,267
Other current assets	3,132	4,158

Total current assets	73,697	160,984
Property and equipment, net	16,978	9,408
Deferred tax assets	—	4,553
Other assets, net	336	362
Restricted cash	600	—
Goodwill	57,628	1,664
Intangible assets, net	21,247	865

Total assets	$170,486	$177,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,300	$6,825
Accrued compensation and benefits	5,073	4,493
Other accrued liabilities	4,113	3,887
Deferred rent	1,592	—
Deferred revenues	3,681	5,461
Funds due to merchants	5,558	—
Reserves for restructuring	3,383	2,634

Total current liabilities	30,700	23,300
Deferred rent, less current portion	2,709	—
Deferred tax liability	1,261
Other long-term liabilities	149	33

Total liabilities	34,819	23,333

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2004 and 2003	—	—
Common stock; $0.01 par value, 60,000,000 shares authorized; 29,951,826 and 29,647,795 shares issued; 26,512,783 and 26,843,352 shares outstanding at December 31, 2004 and 2003, respectively	300	298
Additional paid-in capital	167,465	166,882
Warrants	206	206
Foreign currency translation	(184)	—
(Accumulated deficit) retained earnings	(11,333)	4,072
Less treasury stock; 3,439,043 and 2,804,443 shares at cost at December 31, 2004 and 2003, respectively	(20,787)	(16,955)

Total stockholders’ equity	135,667	154,503

Total liabilities and stockholders’ equity	$170,486	$177,836

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Years Ended December 31,
	2004	2003	2002
	(As Restated,
	see Note 2)
Revenues:
Transaction services	$103,648	$80,552	$88,376
Consulting and maintenance services	19,898	28,666	32,491
Software licensing and hardware	9,509	10,760	12,571

Total revenues	133,055	119,978	133,438
Cost of revenues:
Transaction services	54,831	45,667	49,194
Consulting and maintenance services	9,930	12,741	13,663
Software licensing and hardware	3,129	3,541	3,086

Total cost of revenues	67,890	61,949	65,943

Gross profit:
Transaction services	48,817	34,885	39,182
Consulting and maintenance services	9,968	15,925	18,828
Software licensing and hardware	6,380	7,219	9,485

Total gross profit	65,165	58,029	67,495

Operating expenses:
Engineering and development	29,000	28,426	29,269
Sales and marketing	22,541	14,239	13,270
General and administrative	15,987	14,143	18,170
Restructuring	4,346	5,079	3,616
Impairment of goodwill	1,664	—	—
Impairment of other intangible assets	599	—	—
Purchased in-process research and development	679	—	1,618
Gain on sale of Fraud Centurion assets	(2,673)	—	—

Total operating expenses	72,143	61,887	65,943

Income (loss) from operations	(6,978)	(3,858)	1,552
Other income (expense):
Interest income	1,185	1,778	2,439
Equity in loss of partnership investment	—	(471)	(464)

Total other income, net	1,185	1,307	1,975

Income (loss) before provision for income taxes	(5,793)	(2,551)	3,527
Provision for (benefit from) income taxes	9,612	(1,102)	(103)

Net income (loss)	$(15,405)	$(1,449)	$3,630

Basic earnings (loss) per share (Note 13)	$(0.58)	$(0.05)	$0.13

Diluted earnings (loss) per share (Note 13)	$(0.58)	$(0.05)	$0.13

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Amounts in thousands)

							Retained
			Additional	Foreign	Receivable		Earnings			Total
	Common Stock		Paid-in	Currency	From		(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Gain/Loss	Stockholder	Warrants	Deficit)	Shares	Amount	Equity
							(As Restated,			(As Restated,
							see Note 2)			see Note 2)
Balance, January 1, 2002	29,093	291	162,367	—	(115)	206	1,891	1,091	(3,118)	161,522
Issuance of common stock for cash	72	1	584	—	—	—	—	—	—	585
Exercise of common stock options	394	4	2,118	—	—	—	—	—	—	2,122
Retirement of treasury stock	(158)	—	—	—	—	—	—	(158)	—	—
Repurchase of common stock	—	—	—	—	—	—	—	1,186	(8,505)	(8,505)
Tax benefit from disqualifying dispositions of stock options	—	—	172	—	—	—	—	—	—	172
Shareholder note written off as uncollectible	—	—	—	—	115	—	—	—	—	115
Net income	—	—	—	—	—	—	3,630	—	—	3,630

Balance, December 31, 2002	29,401	296	165,241	—	—	206	5,521	2,119	(11,623)	159,641
Issuance of common stock for cash	84	—	435	—	—	—	—	—	—	435
Exercise of common stock options	163	2	995	—	—	—	—	—	—	997
Repurchase of common stock	—	—	—	—	—	—	—	685	(5,332)	(5,332)
Tax benefit from disqualifying dispositions of stock options	—	—	211	—	—	—	—	—	—	211
Net loss	—	—	—	—	—	—	(1,449)	—	—	(1,449)

Balance, December 31, 2003	29,648	$298	$166,882	$—	$—	$206	$4,072	2,804	$(16,955)	$154,503

Issuance of common stock for cash	84	—	395	—	—	—	—	—	—	395
Exercise of common stock options	220	2	148	—	—	—	—	—	—	150
Repurchase of common stock	—	—	—	—	—	—	—	635	(3,832)	(3,832)
Foreign currency gain/loss	—	—	—	(184)	—	—	—	—	—	(184)
Tax benefit from disqualifying dispositions of stock options	—	—	40	—	—	—	—	—	—	40
Net loss (As Restated, see Note 2)	—	—	—	—	—	—	(15,405)	—	—	(15,405)

Balance, December 31, 2004 (As Restated, see Note 2)	29,952	$300	$167,465	$(184)	$—	$206	$(11,333)	3,439	$(20,787)	$135,667

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2004	2003	2002
	(As Restated,
	see Note 2)
Cash flows from operating activities:
Net income (loss)	$(15,405)	$(1,449)	$3,630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	9,081	(1,095)	1,732
Purchased in-process research and development	679	—	1,618
Depreciation and amortization	10,909	10,398	15,326
Loss on disposal of property and equipment	63	1,511	735
Gain on sale of Fraud Centurion assets	(2,673)	—	—
Impairment of goodwill and intangibles	2,263	—	—
Tax benefit from disqualifying dispositions of stock options	40	211	172
Changes in assets and liabilities:
Accounts receivable	2,967	(2,392)	9,964
Inventories	—	—	263
Other assets	1,316	(699)	2,298
Accounts payable and accrued liabilities	528	1,359	(3,361)
Funds due to merchants	(839)	—	—
Other long-term liabilities	116	(226)	(408)
Deferred rent	4,301	—	—
Deferred revenues	(1,252)	1,169	(1,952)

Net cash provided by operating activities	12,094	8,787	30,017

Cash flows from investing activities:
Purchases of property and equipment	(14,743)	(4,869)	(4,370)
Purchase of investments	(33,490)	(179,385)	(119,539)
Restricted cash	(600)
Net cash proceeds from the sale of Fraud Centurion assets	2,374	—	—
Proceeds from sales and maturities of short-term investments	84,705	158,388	87,804
Acquisition of Authorize.Net, net of cash acquired	(77,510)	—	—
Acquisition of Altawave	—	—	(4,949)

Net cash provided by (used in) investing activities	(39,264)	(25,866)	(41,054)

Cash flows from financing activities:
Repurchases of common stock	(3,832)	(5,332)	(8,505)
Proceeds from issuance of common stock	545	1,432	2,707

Net cash provided by (used in) financing activities	(3,287)	(3,900)	(5,798)

Effects of foreign exchange rate changes on cash and cash equivalents	(192)	—	—
Net increase (decrease) in cash and cash equivalents	(30,649)	(20,979)	(16,835)
Cash and cash equivalents, beginning of year	69,685	90,664	107,499

Cash and cash equivalents, end of year	$39,036	$69,685	$90,664

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Business and Acquisition Activity
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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The aggregate purchase price for the Authorize.Net acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

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

     The tangible assets acquired and liabilities assumed were recorded at their estimated fair values. The values of the identifiable intangible assets were determined by an independent appraiser using established valuation techniques accepted in the technology and software industries. The appraisal of the intangible assets involved calculations which were based in part on management’s judgments and assumptions. These judgments and assumptions included estimates of growth rates, changes to pricing and margins, estimates of the life of the reseller network and merchant customer base, and an assessment of the value of the existing technology. The reseller network value of $9.3 million and the processor relationships value of $300,000 will be amortized over twelve years. The merchant customer base value of $7.0 million and the existing technology value of $3.1 million will be amortized over five years. The value of the trademarks of $3.6 million is not amortized. Excluding trademarks, the weighted average amortization term of the intangible assets is 8.4 years.
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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142), the Company is required to analyze the carrying value of goodwill and other intangible assets against the estimated fair value of those assets for possible impairment on an annual basis. The Company has adopted March 31st as the date of the annual impairment test for Authorize.Net. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. Estimated fair value will generally be determined based on discounted cash flows.
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

	December 31,	December 31,
	2004	2003
	(Amounts in thousands, except
	per share amounts)
Pro forma net revenues	$141,307	$147,803

Pro forma net loss	$(13,570)	$(1,677)

Pro forma net loss per basic and diluted share	$(0.51)	$(0.06)

Shares used for basic and diluted computation	26,643	27,015

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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.	Restatement of Financial Statements
     During the fiscal 2005 year end close process, the Company determined that the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004 was incorrectly offset against deferred income tax assets in considering the size of the valuation allowance that was required. In accordance with SFAS 142 the deferred tax liability that arises as the Company’s goodwill and trademarks are amortized for tax purposes must be considered as a liability related to an asset with an indefinite life. Accordingly, the deferred tax liability was not available as a source of future taxable income to offset the future deductions or benefits embedded in the deferred tax assets created by other deductible temporary timing differences; and the increase in the tax valuation allowance should have been recorded exclusive of the deferred tax liability for non-amortizing goodwill and trademarks in the year ended December 31, 2004. Therefore, the Company has recorded additional deferred tax expense of approximately $1.3 million to increase its deferred tax liability as of December 31, 2004.
     The Company has restated its December 31, 2004 balance sheet, its fiscal 2004 statements of operations, and deferred tax valuation allowance for the impact of this deferred tax liability as follows:

	December 31, 2004
	As previously
	reported	As restated

BALANCE SHEET DATA:
Deferred tax liability	$—	$1,261
Total liabilities	33,558	34,819
(Accumulated deficit) retained earnings	(10,072)	(11,333)
Total stockholders’ equity	136,928	135,667
STATEMENT OF OPERATIONS DATA:
Income tax expense	$8,351	$9,612
Net income (loss)	(14,144)	(15,405)
Net income (loss) per common share:
Basic and Diluted	$(0.53)	$(0.58)

DEFERRED TAX VALUATION ALLOWANCE	(24,703)	(25,964)
The restatement had no impact on net cash provided by operating, financing, or investing activities on the statements of cash flows. The restatement also impacts certain disclosures in Notes 1, 3, 11 and 16 to the Financial Statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.	Summary of Significant Accounting Policies
     Basis of Presentation and Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in entities over which the Company has significant influence, such as the Company’s investment in the limited partnership described below, are accounted for using the equity method. Certain prior period balances have been reclassified to conform to the current period presentation.
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
     Restricted Cash — The Company’s restricted cash balance of $0.6 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution.
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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

     Income Taxes — The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. Deferred income tax assets are principally the result of net operating loss carryforwards, income tax credits and differences in depreciation and amortization and accrued expenses and reserves for financial purposes and income tax purposes, and are recognized to the extent realization of such benefits is more likely than not. Lightbridge periodically assesses the recoverability of any tax assets recorded on the balance sheet and provides for any necessary valuation allowances. (See Note 11).
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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Had the Company used the fair value method to measure compensation expense associated with grants of stock options to employees, reported net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	2004	2003	2002
	(In thousands, except
	per share amounts)
Net income (loss) as reported	$(15,405)	$(1,449)	$3,630
Stock based compensation recorded in net income (loss)	—	—	—
Stock based compensation measured using the fair value method (net of tax)	3,272	2,156	2,350

Net income (loss) pro forma	$(18,677)	$(3,605)	$1,280

Basic earnings (loss) per share pro forma	$(0.70)	$(0.13)	$0.05

Diluted earnings (loss) per share pro forma	$(0.70)	$(0.13)	$0.05

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
     Comprehensive Income — The amounts that comprise comprehensive income for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Net income (loss) as reported	$(15,405)	$(1,449)	$3,630
Other comprehensive income:
Foreign currency loss	(184)	—	—

Comprehensive income (loss)	$(15,589)	$(1,449)	$3,630

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
4.	Disclosures About Segments of an Enterprise and Related Information
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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.	Property and Equipment
     Property and equipment consisted of the following at December 31:

	2004	2003
Furniture and fixtures	$3,593	$2,430
Leasehold improvements	10,558	8,209
Computer equipment	19,688	23,411
Computer software	9,464	11,262

	43,303	45,312
Less accumulated depreciation and amortization	(26,325)	(35,904)

Property and equipment, net	$16,978	$9,408

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
7.	Letters of Credit
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
8.	Restructuring Costs
     In December 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action followed the Company’s announcement of an anticipated revenue reduction as a result of the acquisition of AT&T by Cingular Wireless LLC. This restructuring resulted in the termination of 38 employees, in the Company’s corporate offices in Burlington, Massachusetts as follows: 16 in product and service delivery, 11 in engineering and development, 10 in sales and marketing and 1 in general and administrative. The Company recorded a restructuring charge of approximately $1.4 million relating to employee severance and termination benefits during the three months ended December 31, 2004. Additionally, subsequent to our acquisition of Authorize.net the Company relocated its offices in Bellevue, Washington and the remaining rent paid on the vacated space of $178 was included in restructuring charges during the fourth quarter of 2004. The Company anticipates that all costs related to this restructuring will be paid by the end of 2005.

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
     The following summarizes the changes to the June 2003 restructuring reserves since it was accrued:

	Balance at			Balance at			Balance at
	December			December			December
	31,			31,			31,
	2002	Accrued	Utilized	2003	Accrued	Utilized	2004
Employee severance and termination benefits	$—	$1,795	$1,542	$253	$(93)	$160	$—
Facility closing and related costs	—	1,743	347	1,396	137	665	868
Capital equipment write-offs	—	497	497	—	—	—	—

Total	$—	$4,035	$2,386	$1,649	$44	$825	$868

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
     The following summarizes the changes to the March 2003 restructuring reserves since inception:

	Balance at			Balance at			Balance at
	December			December			December
	31,			31,			31,
	2002	Accrued	Utilized	2003	Accrued	Utilized	2004
Employee severance and termination benefits	$—	$77	$77	$—	$—	$—	$—
Facility closing and related costs	—	548	185	363	(36)	324	3
Capital equipment write-offs	—	378	378	—	—	—	—

Total	$—	$1,003	$640	$363	$(36)	$324	$3

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
     The following summarizes the changes to the June 2002 restructuring reserves since inception:

	Balance at			Balance at			Balance at			Balance at
	December			December			December			December
	31,			31,			31,			31,
	2001	Accrued	Utilized	2002	Accrued	Utilized	2003	Accrued	Utilized	2004
Employee severance and termination benefits	$—	$1,580	$1,237	$343	$(158)	$185	$—	$—	$—	$—
Facility closing and related costs	—	1,312	320	992	199	569	622	—	339	283
Capital equipment write-offs	—	724	724	—	—	—	—	—	—	—

Total	$—	$3,616	$2,281	$1,335	$41	$754	$622	$—	$339	$283

9.	Commitments and Contingencies
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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     1998 Non-Statutory Stock Option Plan — The 1998 Non-Statutory Stock Option Plan (the 1998 Plan) provided for the issuance of options to purchase up to 1,000,000 shares of the Company’s common stock. Options are granted with an exercise price no less than the common stock’s market value at the date of the grant, as authorized by the Board. No further grants can be made under the 1998 Non-Statutory Stock Option Plan.
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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents activity under all stock option plans:

			Weighted-
			Average
		Weighted-	Fair
		Average	Value of
	Number of	Exercise	Options
	Options	Price	Granted
	(In thousands)
Outstanding at January 1, 2002	4,645	$13.17
Granted	1,260	9.44	$5.56
Exercised	(394)	5.39
Forfeited	(1,605)	16.34

Outstanding at December 31, 2002	3,906	11.41
Granted	393	7.27	$3.86
Exercised	(163)	6.11
Forfeited	(807)	16.46

Outstanding at December 31, 2003	3,329	10.12
Granted	2,905	5.71	$3.12
Exercised	(220)	0.68
Forfeited	(1,331)	9.15

Outstanding at December 31, 2004	4,683	$8.00

     The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

		Weighted-
		Average
	Options	Exercise
	Exercisable	Price
	(In thousands)
December 31, 2002	2,278	$11.76
December 31, 2003	2,335	$10.12
December 31, 2004	2,502	$10.05

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth information regarding options outstanding at December 31, 2004:

						Weighted	Weighted
						Average	Average
					Weighted	Remaining	Exercise
				Number	Average	Contractual	Price for
Number of	Range of Exercise			Currently	Exercise	Life	Currently
Options	Prices			Exercisable	Price	(Years)	Exercisable
(In thousands)				(In thousands)
369	$0.46	–	$4.44	52	$3.85	8.5	$3.52
889			4.67	137	4.67	9.7	4.67
659	4.69	–	5.90	120	5.56	9.2	5.45
482	6.02	–	7.63	258	6.63	8.1	6.67
541	7.69	–	7.94	375	7.76	8.7	7.79
421	8.04	–	9.92	302	9.03	6.1	8.99
279	10.06	–	10.91	228	10.77	6.6	10.78
558	11.25	–	12.13	553	11.93	5.1	11.93
226	12.49	–	12.88	226	12.57	6.1	12.57
180	12.90	–	18.31	174	15.30	5.7	15.34
80	19.00	–	42.97	77	23.98	5.3	23.56

4,683				2,502	$8.00		$10.05

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
     The following summarizes the purchases during 2004:

				Maximum
			Total Number of	Number
	Total	Average	Shares Purchased	of Shares that
	Number	Price	as	May
	of Shares	Paid per	Part of Publicly	yet be Purchased
Period	Purchased	Share	Announced Plan	under the Plan
January 1, 2004 to January 31, 2004	—	—	—	2,087,462
February 1, 2004 to February 29, 2004	—	—	—	2,087,462
March 1, 2004 to March 31, 2004	114,600	$6.69	114,600	1,972,862
April 1, 2004 to April 30, 2004	—	—	—	1,972,862
May 1, 2004 to May 31, 2004	520,000	$5.83	520,000	1,452,862
June 1, 2004 to December 31, 2004	—	—	—	1,452,862

Total	634,600	$5.99	634,600

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
11.	Income Taxes
     The income tax provision (benefit) for the years ended December 31 consisted of the following (in thousands):

	2004	2003	2002
Current:
Federal	$(777)	$(83)	$(1,933)
Foreign	1,562	—	—
State	(254)	76	98
Deferred:
Federal	7,909	(1,053)	1,697
State	1,172	(42)	35

Income tax provision (benefit)	$9,612	$(1,102)	$(103)

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tax effects of temporary differences that give rise to deferred tax assets/(liabilities) at December 31 were as follows (in thousands):

	2004	2003	2002
Current Items:
Assets:
Allowance for doubtful accounts	$786	$1,024	$1,182
Capital loss carryforwards	192	—	—
Accrued expenses	1,482	1,178	1,327
Restructuring reserve	1,353	1,065	503
Less valuation allowance	(3,813)	—	—

Net current deferred tax assets	$—	$3,267	$3,012

Long-Term Items:
Assets:
Depreciation and amortization	$4,014	$1,894	$1,218
Acquisition costs	357	649	942
Intangible assets	325	625	1,461
Loss carryforwards	9,934	11,676	10,383
Foreign tax credit carry-forward	1,822	—	—
R&D tax credit carry-forward	5,699	1,840	—
Valuation allowance	(22,151)	(12,131)	(10,291)

Long-term deferred tax assets	—	4,553	3,713

Liabilities:
Tax amortization of non-lived intangibles	(1,261)	—	—

Long-term deferred tax liabilities	(1,261)	—	—

Total net long-term deferred tax assets/(liabilities)	$(1,261)	$4,553	$3,713

     The net change in the valuation allowance for the years ended December 31, 2004, 2003 and 2002 was an increase (decrease) of approximately $13,833,000, $1,840,000 and $(612,000), respectively. At December 31, 2004, the Company had $43,967,000 of federal and state net operating loss carryforwards which expire, if unused, in years 2011 through 2018. At December 31, 2004, the Company had federal research and development credit carryforwards of $3,399,000 which expire, if unused, in years 2015 through 2022. At December 31, 2004, the Company had state research and development credit carryforwards of $2,300,000 which the Company can use for an indefinite period. In addition at December 31, 2004, the Company had foreign tax credit carryforwards for federal purposes of $1,822,000 which expire, if unused, in 2013. As a result of a liquidation of a subsidiary by the Company, certain tax attributes, including operating loss and research and development tax credit carryforwards of approximately $4.0 million, which were available to the Company at December 31, 2003 were no longer available at December 31, 2004.
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
     After considering all available evidence, both positive and negative, regarding the ability to realize its deferred tax assets, the Company concluded that an increase to the valuation allowance for its deferred tax assets was required. In November 2004, the Company announced that it expects its future revenue from AT&T to decline significantly. This announcement had a considerable impact on the Company’s conclusion regarding the realizability of its deferred tax assets. Accordingly, based on the Company’s best estimate, the Company recorded a non-cash charge of $9.1 million in the fourth quarter of 2004. If circumstances change such that the realization of the deferred tax assets is concluded to be more likely than not, the Company will record future income tax benefits at the time that such determination is made.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a reconciliation of income taxes at the federal statutory rate to the Company’s effective tax rate for the years ended December 31:

	2004	2003	2002
Statutory federal income tax rate	34%	34%	34%
State taxes, net of federal benefit	(1)	(1)	2
Foreign taxes	(27)	—	—
Foreign tax credits	31	—	—
Change in valuation allowance	(239)	72	(14)
Research & development credits	(52)	(62)	(23)
Change in tax contingency reserves	16	—	—
Effect of liquidation of a subsidiary on tax attributes	69	—	—
Other, net	3	(1)	(2)

Effective tax rate	(166)%	42%	(3)%

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
12.	Retirement Plan
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

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
15.	Subsequent Events
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
16.	Quarterly Financial Data (Unaudited)

	Q1	Q2	Q3	Q4
	(In thousands, except per share amounts)
2004
Revenues	$29,625	$36,685	$34,273	$32,472
Gross profit	$13,559	$19,201	$16,814	$15,591
Income (loss) from operations	$(1,863)	$827	$(3,975)	$(1,967)
Net income (loss) (Q4 restated)	$(741)	$573	$(4,300)	$(10,937	)(a)
Basic and diluted earnings (loss) per share (Q4 restated)	$(0.03)	$0.02	$(0.16)	$(0.41	)(a)
2003
Revenues	$28,423	$31,299	$29,566	$30,690
Gross profit	$13,591	$15,953	$14,152	$14,333
Income (loss) from operations	$(916)	$(493)	$(2,743)	$294
Net income (loss)	$(357)	$(83)	$(1,893)	$884
Basic and diluted earnings (loss) per share	$(0.01)	$(0.00)	$(0.07)	$0.03
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
(a) The Company previously reported a net loss and basic and diluted loss per share of $9,676 and $0.41 in Q4 2004 respectively. See Note 2 for discussion of restatement of financial statements.