Form 10-Q/A
period 2005-03-31
LIGHTBRIDGE INC
filed 2006-03-10
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment #1)
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                           Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 4, 2005, there were 26,612,816 shares of the registrant’s common stock, $.01 par value, outstanding.

EXPLANATORY NOTE
RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     As reported in Amendment Number 1 to our 2004 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2006, we have restated our consolidated financial statements for the year ended December 31, 2004. We also reported in Amendment Number 1 to our 2004 Annual Report on Form 10-K/A that we would amend our previously filed quarterly reports for each of the first three quarters of 2005. The first three quarterly periods of fiscal 2005 are referred to herein as the “2005 Quarters.”
     This Amendment No. 1 on Form 10-Q/A, which amends and restates items identified below with respect to our Form 10-Q for the three months ended March 31, 2005, filed with the SEC on May 10, 2005 (the “Original Filing”), is being filed to reflect the restatement of our condensed consolidated financial statements and related disclosures for the three months ended March 31, 2005, as discussed below.
     During the fiscal 2005 year end close process, we determined that, historically, the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of our acquisition of Authorize.Net Corporation in 2004 was incorrectly offset against the deferred income tax assets in considering the appropriate amount for the valuation allowance that was required. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the deferred tax liability that arises as our goodwill and trademarks are amortized for tax purposes must be considered as a liability related to an asset with an indefinite life. Accordingly, the deferred tax liability was not available as a source of future taxable income to offset the future deductions or benefits embedded in the deferred tax assets created by other deductible temporary timing differences; and the increase in the tax valuation allowance should have been recorded (exclusive of the deferred tax liability for the goodwill and trademarks which are non-amortizing for book purposes) in the year ended December 31, 2004 and the 2005 Quarters. See “Note 2, Restatement of Financial Statements”, in the Notes to Condensed Consolidated Financial Statements for further details.
     This Form 10-Q/A only amends and restates certain information in Items 1, 2, and 4, of Part I and Item 6 of Part II of the Original Filing, in each case solely as a result of and to reflect the restatement. In addition, the Original Filing has been amended to include updated certifications executed as of the date of this Form 10-Q/A from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits, 31.1, 31.2 and 32.1.
     Except for the foregoing amended and restated information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

LIGHTBRIDGE, INC.
QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(As Restated, See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$40,250	$39,036
Short-term investments	8,612	12,589
Accounts receivable, net	19,189	18,940
Other current assets	3,434	3,132

Total current assets	71,485	73,697

Property and equipment, net	15,654	16,978
Other assets, net	274	336
Restricted cash	2,200	600
Goodwill	57,628	57,628
Intangible assets, net	20,539	21,247

Total assets	$167,780	$170,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,689	$7,300
Accrued compensation and benefits	4,405	5,073
Other accrued liabilities	4,116	4,113
Deferred rent	1,789	1,592
Deferred revenues	3,399	3,681
Funds due to merchants	6,033	5,558
Reserve for restructuring	2,925	3,383

Total current liabilities	28,356	30,700

Deferred rent, less current portion	2,464	2,709
Deferred tax liability	1,669	1,261
Other long-term liabilities	217	149

Total liabilities	32,706	34,819

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,031,110 and 29,951,826 shares issued and 26,592,067 and 26,512,783 shares outstanding at March 31, 2005 and December 31, 2004, respectively	300	300
Additional paid-in capital	167,968	167,465
Warrants	—	206
Foreign currency translation	26	(184)
Accumulated deficit	(12,433)	(11,333)
Less: treasury stock, at cost	(20,787)	(20,787)

Total stockholders’ equity	135,074	135,667

Total liabilities and stockholders’ equity	$167,780	$170,486

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
	(As Restated,
	See Note 2)
Revenues:
Transaction services	$25,655	$20,566
Consulting and maintenance services	3,450	5,573
Software licensing and hardware	1,535	3,486

Total revenues	30,640	29,625

Cost of revenues:
Transaction services	13,046	12,302
Consulting and maintenance services	1,814	2,245
Software licensing and hardware	486	1,519

Total cost of revenues	15,346	16,066

Gross profit:
Transaction services	12,609	8,264
Consulting and maintenance services	1,636	3,328
Software licensing and hardware	1,049	1,967

Total gross profit	15,294	13,559

Operating expenses:
Engineering and development	6,461	6,973
Sales and marketing	4,932	3,752
General and administrative	3,561	3,519
Purchased in-process research and development	—	679
Restructuring costs	870	499

Total operating expenses	15,824	15,422

Operating loss	(530)	(1,863)

Other income, net	278	352

Loss before income taxes	(252)	(1,511)
Income tax expense (benefit)	848	(770)

Net loss	$(1,100)	$(741)

Basic and diluted loss per common share	$(0.04)	$(0.03)

Shares used for computing basic and diluted loss per common share	26,562	26,950

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(As Restated,
	See Note 2)
Cash flows from operating activities:
Net loss	$(1,100)	$(741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchased in-process research and development	—	679
Depreciation and amortization	2,746	1,787
Deferred taxes	408	—
Changes in assets and liabilities:
Accounts receivable	(249)	(1,044)
Other assets	(241)	1,003
Accounts payable and accrued liabilities	(2,730)	(1,311)
Funds due to merchants	475	—
Deferred rent	(48)	—
Deferred revenues	(282)	1,079
Other liabilities	68	(8)

Net cash provided by (used in) operating activities	(953)	1,444

Cash flows from investing activities:
Purchases of property and equipment	(727)	(1,038)
Restricted cash	(1,600)	—
Purchase of short-term investments	(1,561)	(26,335)
Proceeds from sales and maturities of short-term investments	5,538	83,608
Acquisition of Authorize. Net, less cash received	—	(78,562)

Net cash provided by (used in) investing activities	1,650	(22,327)

Cash flows from financing activities:
Proceeds from issuance of common stock	297	308
Repurchase of common stock	—	(774)

Net cash provided by (used in) financing activities	297	(466)

Effects of foreign exchange rate changes on cash and cash equivalents	220	—

Net increase (decrease) in cash and cash equivalents	1,214	(21,349)
Cash and cash equivalents, beginning of period	39,036	69,685

Cash and cash equivalents, end of period	$40,250	$48,336

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (collectively, “Lightbridge” or the “Company”). Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge’s financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge’s annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge’s Annual Report on Form 10-K/A for the year ended December 31, 2004.
     Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.
2. RESTATEMENT OF FINANCIAL STATEMENTS
     During the fiscal 2005 year end close process, the Company determined that the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004 was incorrectly offset against deferred income tax assets in considering the appropriate amount for the valuation allowance that was required. In accordance with SFAS 142, the deferred tax liability that arises as the Company’s goodwill and trademarks are amortized for tax purposes must be considered as a liability related to an asset with an indefinite life. Accordingly, the deferred tax liability was not available as a source of future taxable income to offset the future deductions or benefits embedded in the deferred tax assets created by other deductible temporary timing differences; and the increase in the tax valuation allowance should have been recorded (exclusive of the deferred tax liability for goodwill and trademarks which are non-amortizing for book purposes) in the three months ended March 31, 2005. Therefore, the Company has recorded additional deferred tax expense of approximately $0.4 million to increase its deferred tax liability as of March 31, 2005.
     The Company has restated its March 31, 2005 and December 31, 2004 balance sheets, statements of operations, and statements of cash flows for the three months ended March 31, 2005, as follows:

	March 31, 2005		December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
BALANCE SHEET DATA:
Deferred tax liability	$—	$1,669	$—	$1,261
Total liabilities	31,037	32,706	33,558	34,819
Accumulated deficit	(10,764)	(12,433)	(10,072)	(11,333)
Total shareholders’ equity	136,743	135,074	136,928	135,667

	Three Months Ended
	March 31, 2005
	As previously
	reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$440	$848
Net loss	(692)	(1,100)
Net loss per common share:
Basic and Diluted	$(0.03)	$(0.04)

	Three Months Ended
	March 31, 2005
	As previously
	reported	As restated
STATEMENT OF CASH FLOWS DATA:
Net loss	$(692)	$(1,100)
Deferred taxes	—	408
     The restatement had no impact on the amounts originally reported for net cash provided by (used in) operating, financing, or investing activities on the statements of cash flows. The restatement also impacts certain disclosures in Notes 7, 10 and 11 to the Condensed Consolidated Financial Statements.
3. BUSINESS ACQUISITION
     On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net Corp. (“Authorize.Net”) from InfoSpace, Inc. for $81.6 million in cash. In addition, the Company incurred approximately $2.0 million in acquisition related costs. Authorize.Net provides credit card and electronic check payment processing solutions to companies that process orders for goods and services over the Internet, by phone and mail, at retail locations and on wireless devices. Authorize.Net connects IP-enabled businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments. The results of operations of Authorize.Net have been included in the Company’s financial statements since the date of the acquisition. In connection with the Authorize.Net acquisition, the Company recorded a $679,000 charge during the first quarter of 2004 for two in-process research and development (“IPR&D”) projects. Please refer to the Company’s 2004 Annual Report on Form 10-K/A for the year ended December 31, 2004 for a complete description of this acquisition.
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

Three months ended
March 31, 2004
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
     The TDS segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and call center services to telecom and other companies. The Payment Processing segment offers a transaction processing system, under the Authorize.Net® brand, that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. The INS segment provides wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers as well as postpaid charging functionality and telecom calling card services. The Instant Conferencing segment provides managed instant conferencing services through its Lightbridge GroupTalk tm product. In the first quarter of 2005, the Company made the decision to no longer actively market or sell its GroupTalk tm product and took actions to outsource the continuing operations of its Instant Conferencing segment. The Company expects to continue to provide the services for GroupTalk tm under its agreement with America Online, Inc. (“AOL”). Within these four segments, performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments.
     As further described in Note 13 below, on April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which includes its PrePay IN product and related services, to Verisign, Inc. The sale is expected to close in the second quarter of 2005. In addition, as described in Note 13 below, the Company announced, on April 25, 2005, that it is evaluating strategic alternatives for its TDS business and has engaged investment bankers to investigate a range of possibilities for the TDS business.
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

6. RESTRICTED CASH
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

     Had the Company used the fair value method to measure such compensation expense associated with grants of stock options to employees, reported net loss and basic and diluted loss per share would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(1,100)	$(741)
Stock-based compensation recorded in net loss	—	—
Stock-based compensation measured using the fair value method	562	214

Net loss pro forma	$(1,662)	$(955)

Basic and diluted loss per share pro forma	$(0.06)	$(0.04)

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
8. EARNINGS (LOSS) PER SHARE (EPS)
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

10. PROVISION FOR (BENEFIT FROM) INCOME TAXES
     The Company provides for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the three months ended March 31, 2005 of $0.8 million includes a provision for foreign taxes of $0.4 million, and a deferred federal and state provision of $0.4 million attributable to amortization of intangibles for tax purposes with indefinite lives. The Company has not reflected the sale of its INS business (described in Note 13 below) in its full-year projected taxable income as of March 31, 2005. Upon the consummation of the transaction, the event will be reflected in the full-year projected taxable income analysis. The income tax provision for the three months ended March 31, 2004 reflects a net benefit of $0.8 million which consists of an income tax benefit at an annual effective tax rate of 32.0%, as well as a $0.3 million tax benefit related to the recognition of prior years’ research and development tax credits. At March 31, 2005, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.

11. COMPREHENSIVE LOSS
     The amounts that comprise comprehensive loss for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(1,100)	$(741)
Other comprehensive income:
Foreign currency gain	210	—

Comprehensive loss	$(890)	$(741)

12. RECENT ACCOUNTING PRONOUNCEMENTS
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
13. SUBSEQUENT EVENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     This Quarterly Report on Form 10-Q/A contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth under the heading “Risk Factors” below that may cause the actual results, performance and achievements of Lightbridge to differ materially from those indicated by the forward-looking statements. Lightbridge undertakes no obligation to update any forward-looking statements it makes.
     ALIAS, AUTHORIZE.NET, the Authorize.Net logo, ECHECK.NET, FRAUDBUSTER, FRAUD CENTURION, FRAUDSCREEN.NET, FRAUD SENTINEL, LIGHTBRIDGE, PHONEPRINT and PROFILE are registered trademarks of Lightbridge, and @RISK, AUTOMATED RECURRING BILLING, CAS, CUSTOMER ACQUISITION SYSTEM, FDS, GROUPTALK, INSIGHT, LIGHTBRIDGE FRAUDBRIDGE, LIGHTBRIDGE IDENTITYBRIDGE, LIGHTBRIDGE CREDITBRIDGE, PREPAY IN, LIGHTBRIDGE TELESERVICES, POPS, PREPAY, RETAIL MANAGEMENT SYSTEM, RMS, the Lightbridge logo, and TALKGROUP are trademarks of Lightbridge. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q/A are the property of their respective owners.
Restatement of Financial Statements
     During the fiscal 2005 year end close process, we determined that the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004 was incorrectly offset against deferred income tax assets in considering the appropriate amount for the valuation allowance that was required. In accordance with SFAS 142 the deferred tax liability that arises as the Company’s goodwill and trademarks are amortized for tax purposes must be considered as a liability related to an asset with an indefinite life. Accordingly, the deferred tax liability was not available as a source of future taxable income to offset the future deductions or benefits embedded in the deferred tax assets created by other deductible temporary timing differences; and the increase in the tax valuation allowance should have been recorded (exclusive of the deferred tax liability for the goodwill and trademarks which are non-amortizing for book purposes) in the three months ended March 31, 2005. Therefore, we have recorded additional deferred tax expense of approximately $0.4 million to increase our deferred tax liability as of March 31, 2005.
     We have restated our March 31, 2005 and December 31, 2004 balance sheets, statements of operations, and statements of cash flows for the three months ended March 31, 2005 as follows:

	March 31, 2005		December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
BALANCE SHEET DATA:
Deferred tax liability	$—	$1,669	$—	$1,261
Total liabilities	31,037	32,706	33,558	34,819
Accumulated deficit	(10,764)	(12,433)	(10,072)	(11,333)
Total shareholders’ equity	136,743	135,074	136,928	135,667

	Three Months Ended
	March 31, 2005
	As previously
	reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$440	$848
Net income loss	(692)	(1,100)
Net income loss per common share:
Basic and Diluted	$(0.03)	$(0.04)

	Three Months Ended
	March 31, 2005
	As previously
	reported	As restated
STATEMENT OF CASH FLOWS DATA:
Net loss	$(692)	$(1,100)
Deferred taxes	—	408
The restatement had no impact on the amounts originally reported for net cash provided by (used in) operating, financing, or investing activities on the statements of cash flows.
The following management’s discussion and analysis has been amended to reflect the restatement described above and in Note 2 to our consolidated financial statements.
Critical Accounting Policies and Estimates
     Lightbridge has identified and discussed certain critical accounting policies and estimates in its Annual Report on Form 10-K/A for the year ended December 31, 2004. The Company did not modify its critical accounting policies during the quarter ended March 31, 2005. Those policies and estimates have been applied in the preparation of the Company’s financial statements included in this Quarterly Report on Form 10-Q/A.
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
     Purchased In-Process Research and Development (“IPR&D”). In connection with the Authorize.Net acquisition, we recorded a $0.7 million charge during the first quarter of 2004 for two IPR&D projects. Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2004 for a complete description of this IPR&D charge. There were no IPR&D charges recorded during the three months ended March 31, 2005.
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
     Please refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A for a complete description of these charges.
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
     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the three months ended March 31, 2005 of $0.8 million includes a provision for foreign taxes of $0.4 million, and a deferred federal and state provision of $0.4 attributable to amortization of intangibles for tax purposes with indefinite lives. We have not reflected the expected sale of our INS business (described above) in our full-year projected taxable income as of March 31, 2005. Upon consummation of this transaction, this event will be reflected in the full-year projected taxable income analysis. The income tax provision for the three months ended March 31, 2004 reflects a net benefit of $0.8 million which consists of an income tax benefit at an annual effective tax rate of 32.0%, as well as a $0.3 million tax benefit related to the recognition of prior years’ research and development tax credits.

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
     Payment Processing. We began recording Payment Processing results as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. We expect the operating income generated by our Payment Processing Segment to become a larger portion of our total operating income in the second quarter of 2005 as compared with the same period in 2004.
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
     During the first three months of 2005, we used cash in operating activities of approximately $1.0 million and generated $1.7 million and $0.3 million in investing and financing activities, respectively. During the first three months of 2005, our accounts payable and accrued compensation and benefits decreased by a combined $2.3 million primarily related to the payment of 2004 bonuses and the timing of payments to certain significant vendors. Also included in cash used in investing activities for the three months ended March 31, 2005, was $1.6 million provided as restricted cash to collateralize a letter of credit supporting the operating lease for our corporate headquarters.
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

     At March 31, 2005, we were holding funds in the amount of $5.0 million on behalf of merchants utilizing Authorize.Net’s eCheck.Net product. The funds are included in both cash and cash equivalents and the funds due to merchants liability on our consolidated balance sheet. Authorize.Net holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at March 31, 2005, we held funds in the amount of $1.0 million for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in both cash and cash equivalents and the funds due to merchants liability on our consolidated balance sheet. Credit card funds are held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
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
We Have Made and May Continue to Make Acquisitions, Which Involve Risks.
     We acquired Corsair Communications, Inc. in February of 2001, the assets of Altawave, Inc. in February of 2002 and Authorize.Net Corporation in March of 2004. We may also make additional acquisitions in the future if we identify companies, technologies or assets that appear to expand or complement our core business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. If we are not able to make acquisitions, we may not be able to expand our business. For example:
•	We may experience difficulty in integrating and managing acquired businesses successfully and in realizing anticipated economic, operational and other benefits in a timely manner. The need to retain existing clients, employees, and sales and distribution channels of an acquired company and to integrate and manage differing corporate cultures can also present significant risks. If we are unable to successfully integrate and manage acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

•	Our acquisition of Authorize. Net significantly reduced our available cash and liquidity. In other future acquisitions, we may issue equity securities that could be dilutive to our shareholders or we may use our remaining cash, which may have an adverse effect on our liquidity. We also may incur additional debt and amortization expense related to intangible assets as a result of acquisitions. This additional debt and amortization expense, as well as the potential impairment of any purchased goodwill, may materially and adversely affect our business and operating results. We may also be required to make continuing investments in acquired products or technologies to bring them to market, which may negatively affect our cash flows and net income. We may also incur additional costs relating to the integration, review and evaluation and enhancement of our internal controls for Authorize.Net. In addition, we may assume contingent liabilities that may be difficult to estimate.

•	Acquisitions may divert management’s attention from our existing business and may damage our relationships with our key clients and employees.

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
     In January 2006, we re-evaluated our disclosure controls and procedures for the first three quarters of fiscal 2005 and concluded, based upon management’s January 2006 evaluation of those disclosure controls and procedures, that as of March 31, June 30 and September 30, 2005, our disclosure controls and procedures were not fully effective as of those dates to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives. Accordingly, we had a material weakness as a result of which our deferred income tax liability was incorrectly offset against deferred income tax assets. Previously, we had evaluated our disclosure controls and procedures as of March 31 and September 30, 2005 and found them effective to provide a reasonable level of assurance of reaching our disclosure control objectives. However, our previous evaluation as of June 30, 2005 had identified a separate material weakness as a result of which adjustments were needed to properly account for the gain on the sale of our INS business. Please refer to Part I. Item 4. below for a discussion about controls and procedures in the quarter covered by this Form 10-Q/A.

     We continue to evaluate our disclosure controls and procedures, including with regard to Authorize.Net, which was acquired in March 2004, and may modify, enhance or supplement them as appropriate in the future. We need to periodically review our internal control procedures, modify, enhance or supplement them as may be necessary, and consider the adequacy of the documentation of such procedures. There can be no assurance that we will be able to maintain compliance with all of the new requirements. Any modifications, enhancements or supplements to our internal control systems or in documentation of such internal control systems and the internal control assessment of Authorize.Net could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the ensuing year.
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

ITEM 4. CONTROLS AND PROCEDURES
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
     In January 2005, our Tax Manager voluntarily resigned. We engaged a tax consultant resource to assist us with the tax review for fiscal 2004 and to provide an ongoing technical assistance service. We did not have adequate internal technical expertise with respect to income tax accounting to effectively oversee and review our accounting for income taxes. This lack of adequate internal technical expertise contributed to the following material error in our accounting for income taxes, which was identified in January 2006, during the course of the audit of our financial statements for fiscal 2005. This deficiency was determined to be a material weakness. The error related to the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004. The deferred income tax liability was incorrectly offset against deferred income tax assets. As a result of the error, we have restated our condensed consolidated financial statements for the three months ended March 31, 2005. See Note 2 to the consolidated financial statements for further information concerning the restatement.
     Regarding the material weakness described above, the Company is in the process of taking steps to ensure that the material weakness is remediated by implementing enhanced control procedures over accounting for income taxes which include hiring a new Director of Tax in June 2005 and engaging tax consulting resources to assist with the Company’s evaluation of complex issues concerning tax accounting and to assist management in developing its judgments with respect to such issues.
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
     As discussed above the Tax Manager resigned in January 2005. This change had a material effect on internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits

No.	Description
10.1(1)	Employment Agreement dated January 7, 2005 between Lightbridge, Inc. and Robert E. Donahue.

10.2(1)	Notice of Stock Option Grant for 250,000 shares of common stock of Lightbridge, Inc., granted to Robert E. Donahue on January 7, 2005.

10.3(1)	Notice of Stock Option Grant for 150,000 shares of common stock of Lightbridge, Inc., granted to Robert E. Donahue on January 7, 2005.

10.4(1)	Separation Agreement and Release dated December 30, 2004 between Lightbridge, Inc. and Judith Dumont.

10.5(2)	Notice of Stock Option Grant for 25,000 shares of common stock of Lightbridge, Inc. granted to Gary Haroian on February 16, 2005.

10.6(2)	Form of Notice of Stock Option Grant to Directors

10.7(2)	2005 Executive Incentive Plan for Robert E. Donahue, Eugene J. DiDonato and Timothy C. O’Brien and MBOs for Eugene J. DiDonato and Timothy C. O’Brien.

10.8(2)	2005 Business Unit Executive Incentive Plan and MBOs for Roy Banks.

10.9(3)	2005 MBOs for Robert Donahue.

10.10(4)	Notice of Stock Option Grant for 50,000 shares of Common Stock granted to Timothy C. O’Brien on April 27, 2005.

10.11(4)	Letter Agreement dated April 27, 2005 between Eugene J. DiDonato and the Company for conditional bonus payment.

31.1	Certification of Robert E. Donahue dated March 10, 2006

31.2	Certification of Timothy C. O’Brien dated March 10, 2006

32.1	Certification of Robert E. Donahue and Timothy C. O’Brien dated March 10, 2006 (furnished but not filed with the Securities and Exchange Commission)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2005.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 22, 2005.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 17, 2005.

(4)	Incorporated by reference to the Company’s Current Report on Form 10-Q dated May 10, 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.

Date: March 10, 2006	By:	/s/ Timothy C. O’Brien

Timothy C. O’Brien
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting
Officer)