Form 10-Q/A
period 2005-06-30
LIGHTBRIDGE INC
filed 2006-03-10
CIK 1017172

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
     This Amendment No. 1 on Form 10-Q/A, which amends and restates items identified below with respect to our Form 10-Q for the three and six months ended June 30, 2005, filed with the SEC on August 9, 2005 (the “Original Filing”), is being filed to reflect the restatement of our condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2005, as discussed below.
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

LIGHTBRIDGE, INC.
QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
	(As Restated, See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$64,302	$39,036
Short-term investments	5,295	12,589
Accounts receivable, net	13,206	14,368
Other current assets	1,834	2,214
Current assets related to assets sold	5,313	5,490

Total current assets	89,950	73,697

Property and equipment, net	14,117	16,293
Other assets, net	154	268
Restricted cash	2,200	600
Goodwill	57,628	57,628
Intangible assets, net	19,831	21,247
Non-current assets related to assets sold	300	753

Total assets	$184,180	$170,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,827	$4,694
Accrued compensation and benefits	3,339	4,831
Other accrued liabilities	5,510	3,861
Deferred rent	1,816	1,592
Deferred revenues	2,825	2,331
Funds due to merchants	6,440	5,558
Reserve for restructuring	1,117	2,515
Current liabilities related to assets sold	2,562	5,318

Total current liabilities	27,436	30,700

Deferred rent, less current portion	2,350	2,709
Deferred tax liability	2,077	1,261
Other long-term liabilities	950	149
Non-current liabilities related to assets sold	766	—

Total liabilities	33,579	34,819

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,091,059 and 29,951,826 shares issued and 26,652,016 and 26,512,783 shares outstanding at June 30, 2005 and December 31, 2004, respectively	301	300
Additional paid-in capital	168,267	167,465
Warrants	—	206
Foreign currency translation	41	(184)
Retained earnings (accumulated deficit)	2,779	(11,333)
Less: treasury stock, at cost	(20,787)	(20,787)

Total stockholders’ equity	150,601	135,667

Total liabilities and stockholders’ equity	$184,180	$170,486

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2005	2004
	(As Restated, See
	Note 2)
Revenues:
Transaction services	$25,147	$27,306
Consulting and maintenance services	1,417	2,961
Software licensing and hardware	—	1,859

Total revenues	26,564	32,126

Cost of revenues:
Transaction services	11,972	14,273
Consulting and maintenance services	557	1,092
Software licensing and hardware	—	—

Total cost of revenues	12,529	15,365

Gross profit:
Transaction services	13,175	13,033
Consulting and maintenance services	860	1,869
Software licensing and hardware	—	1,859

Total gross profit	14,035	16,761

Operating expenses:
Engineering and development	3,495	5,527
Sales and marketing	4,429	5,533
General and administrative	4,152	4,045
Restructuring costs	(8)	4

Total operating expenses	12,068	15,109

Income from operations	1,967	1,652

Other income, net	328	143

Income from continuing operations before provision for income taxes	2,295	1,795

Provision for income taxes	442	697

Income from continuing operations	1,853	1,098

Discontinued operations, net of income taxes:
Gain on sale of INS assets	12,689	—
Discontinued operations	670	(525)

Total discontinued operations, net of income taxes	13,359	(525)

Net income	$15,212	$573

Net income (loss) per common shares (basic):
From continuing operations	$0.07	$0.04
From discontinued operations	0.50	(0.02)

Net income (loss) per common share (basic)	$0.57	$0.02

Net income (loss) per common share (diluted):
From continuing operations	$0.07	$0.04
From discontinued operations	0.49	(0.02)

Net income (loss) per common share (diluted):	$0.56	$0.02

Basic weighted average shares	26,623	26,639

Diluted weighted average shares	27,014	26,678

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2005	2004
	(As Restated,
	See Note 2)
Revenues:
Transaction services	$50,801	$47,872
Consulting and maintenance services	2,936	6,194
Software licensing and hardware	—	1,868

Total revenues	53,737	55,934

Cost of revenues:
Transaction services	25,018	26,554
Consulting and maintenance services	1,322	2,190
Software licensing and hardware	—	12

Total cost of revenues	26,340	28,756

Gross profit:
Transaction services	25,783	21,318
Consulting and maintenance services	1,614	4,004
Software licensing and hardware	—	1,856

Total gross profit	27,397	27,178

Operating expenses:
Engineering and development	7,888	10,504
Sales and marketing	8,983	8,268
General and administrative	7,699	7,397
Purchased in-process research and development	—	679
Restructuring costs	851	489

Total operating expenses	25,421	27,337

Income (loss) from operations	1,976	(159)

Other income, net	590	300

Income from continuing operations before provision for income taxes	2,566	141

Provision for (benefit from) income taxes	920	(50)

Income from continuing operations	1,646	191

Discontinued operations, net of income taxes:
Gain on sale of INS assets	12,689	—
Discontinued operations	(223)	(359)

Total discontinued operations, net of income taxes	12,466	(359)

Net income (loss)	$14,112	$(168)

Net income (loss) per common shares (basic):
From continuing operations	$0.06	$0.007
From discontinued operations	0.47	(0.013)

Net income (loss) per common share (basic)	$0.53	$(0.006)

Net income (loss) per common share (diluted):
From continuing operations	$0.06	$0.007
From discontinued operations	0.46	(0.013)

Net income (loss) per common share (diluted):	$0.52	$(0.006)

Basic weighted average shares	26,592	26,794

Diluted weighted average shares	26,963	26,918

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(As Restated,
	See Note 2)
Cash flows from operating activities:
Net income (loss)	$14,112	$(168)
Gain (loss) from discontinued operations	12,466	(359)

Income from continuing operations	1,646	191

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities for continuing operations:
Purchased in-process research and development	—	679
Depreciation and amortization	4,879	4,736
Deferred income taxes	816	205
Loss on disposal of property and equipment	8	12
Gain on sale of INS assets, net of taxes	(12,689)	—

Changes in assets and liabilities:
Accounts receivable	1,162	1,884
Other assets	(1,189)	178
Accounts payable and accrued liabilities	(2,203)	(2,533)
Funds due to merchants	882	(436)
Deferred rent	(902)	—
Deferred revenues	1,265	282
Other liabilities	801	109

Net cash provided by (used in) operating activities of continuing operations	(5,524)	5,307

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(1,799)	(6,881)
Restricted cash	(1,600)	—
Purchase of short-term investments	(3,928)	(26,335)
Proceeds from sales and maturities of short-term investments	11,222	83,693
Net cash proceeds from the sale of INS assets	15,017	—
Acquisition of Authorize.Net, less cash received	—	(77,510)

Net cash provided by (used in) investing activities for continuing operations	18,912	(27,033)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	597	313
Repurchase of common stock	—	(3,832)

Net cash provided by (used in) financing activities of continuing operations	597	(3,519)

Effects of foreign exchange rate changes on cash and cash equivalents	211	(10)

Net cash provided by (used in) operating activities of net assets related to assets sold	11,070	(2,269)
Net cash provided by (used in) investing activities of net assets related to assets sold	—	—
Net cash provided by (used in) financing activities of net assets related to assets sold	—	—
Net increase (decrease) in cash and cash equivalents	25,266	(27,524)
Cash and cash equivalents, beginning of period	39,036	69,085

Cash and cash equivalents, end of period	$64,302	$41,561

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
2. RESTATEMENT OF FINANCIAL STATEMENTS
     During the fiscal 2005 year end close process, the Company determined that the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004 was incorrectly offset against deferred income tax assets in considering the appropriate amount for the valuation allowance that was required. In accordance with SFAS 142, the deferred tax liability that arises as the Company’s goodwill and trademarks are amortized for tax purposes must be considered as a liability related to an asset with an indefinite life. Accordingly, the deferred tax liability was not available as a source of future taxable income to offset the future deductions or benefits embedded in the deferred tax assets created by other deductible temporary timing differences; and the increase in the tax valuation allowance should have been recorded (exclusive of the deferred tax liability for the goodwill and trademarks which are non-amortizing for book purposes) in the three months ended June 30, 2005. Therefore, the Company has recorded additional deferred tax expense of approximately $0.4 million and $0.8 million to increase its deferred tax liability for the three and six months ended June 30, 2005, respectively.
     The Company has restated its June 30, 2005 and December 31, 2004 balance sheets, statements of operations for the three and six months ended June 30, 2005, and statements of cash flows for the six months ended June 30, 2005, as follows:

	June 30, 2005		December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
BALANCE SHEET DATA:
Deferred tax liability	$—	$2,077	$—	$1,261
Total liabilities	31,502	33,579	33,558	34,819
Retained earnings (accumulated deficit)	4,856	2,779	(10,072)	(11,333)
Total shareholders’ equity	152,678	150,601	136,928	135,667

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As previously		As previously
	reported	As restated	reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$34	$442	$104	$920
Income from continuing operations	2,261	1,853	2,462	1,646
Net income	15,620	15,212	14,928	14,112
Net income per common share:
Basic	$0.59	$0.57	$0.56	$0.53
Diluted	$0.58	$0.56	$0.55	$0.52

	Six Months Ended
	June 30, 2005
	As previously
	reported	As restated
STATEMENT OF CASH FLOWS DATA:
Net income	$14,928	$14,112
Deferred income taxes	—	816
     The restatement had no impact on the amounts originally reported for net cash provided by (used in) operating, financing, or investing activities on the statements of cash flows. The restatement also impacts certain disclosures in Notes 8, 11 and 12 to the Condensed Consolidated Financial Statements.
3. DISCONTINUED OPERATIONS
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
     Summarized financial information for the discontinued operations of the INS business are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Results of operations:
Net revenues	$3,355	$2,440	$5,285	$5,582
Total Expenses	2,685	2,965	5,508	5,941

Discontinued operations	670	(525)	(223)	(359)

Gain on sale of INS	12,689	—	12,689	—

Total discontinued operations, net of income taxes	$13,359	$(525)	$12,466	$(359)

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

	June 30,2005	December 31, 2004
Financial position:
Current assets	$5,313	$5,490
Other assets	300	753
Total liabilities	(3,328)	(5,318)

Net assets related to assets sold	$2,285	$925

4. BUSINESS ACQUISITION
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

Six months ended
June 30, 2004
Pro forma net revenues	$60,292

Pro forma net loss from continuing operations	$(1,093)

Pro forma net loss per basic and diluted share from continuing operations	$(0.04)

Shares used for basic and diluted computation	26,794
Goodwill impairment analysis
     In accordance with Statement of Financial Accounting Standard No. 142 (“SFAS 142”), the Company is required to analyze the carrying value of goodwill and other intangible assets against the estimated fair value of those assets for possible impairment on an annual basis. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. Estimated fair value will generally be determined based on discounted cash flows. On March 31, 2005, the Company performed the annual impairment test for the goodwill balance of $57.6 million related to the acquisition of Authorize.Net. The Company used the discounted cash flow and market methodologies to determine the fair value of the reporting unit related to these intangible assets. The discounted cash flow methodology is based upon converting expected cash flows to present value. A comparison of the resulting fair value of the reporting unit to its carrying amount, including goodwill, indicated that the goodwill balance was not impaired as of March 31, 2005. There have been no events since March 31, 2005 that would require us to perform an additional assessment of goodwill.
5. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
     Based upon the way financial information is provided to the Company’s Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, the Company reports its operations in three distinct operating segments, described as follows:
•	Payment Processing Services (Payment Processing) — This segment provides a transaction processing system under the Authorize.Net® brand that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online.

•	Telecom Decisioning Services (TDS) — This segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and call center services to telecom and other companies.

•	Instant Conferencing Services (Instant Conferencing) — This segment provides managed instant conferencing services through its Lightbridge GroupTalk TM product.
     In the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, and the Company’s previously filed Quarterly Reports on Form 10-Q and 10-Q/A, the Company reported information on a fourth operating segment, Intelligent Network Solutions (INS), which the Company has since sold. The INS business provided wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers, as well as postpaid charging functionality and telecom calling card services. On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business to VeriSign, which was completed on June 14, 2005. The operating results and financial condition of the INS segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements and accordingly, the Company’s segment information has been restated. Segment results for the INS business are no longer provided. All prior period segment financial information has been restated to conform with the current presentation. See Note 3, Discontinued Operations, for additional information about this sale.
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

6. COMMITMENTS AND CONTINGENCIES
     At June 30, 2005, the Company was holding funds in the amount of $4.6 million on behalf of merchants utilizing Authorize. Net’s eCheck.Net® product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Authorize.Net typically holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at June 30, 2005, the Company held funds in the amount of $1.8 million on behalf of merchants processing credit card and Automated Clearing House (“ACH”) transactions using the Integrated Payment Solution (“IPS”) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Credit card funds are held for approximately two business days; ACH funds are held for approximately four business days, according to the specifications of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
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

7. RESTRICTED CASH
     As of June 30, 2005, the Company has provided $1.6 million of cash as collateral for a letter of credit, which is required for security under an operating lease for its corporate headquarters. The letter of credit and this related collateral agreement expire in January 2006. In addition, as described in Note 6 above, the Company has $0.6 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution.
8. STOCK-BASED COMPENSATION
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
     Had the Company used the fair value method to measure such compensation expense associated with grants of stock options to employees, reported net loss and basic and diluted loss per share would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$15,212	$573	$14,112	$(168)
Stock-based compensation recorded in net income (loss)	—	—	—	—
Stock-based compensation measured using the fair value method	408	320	977	551

Net income (loss) pro forma	$14,804	$253	$13,135	$(719)

Basic net income (loss) per share pro forma	$0.56	$0.01	$0.49	$(0.03)

Diluted net income (loss) per share pro forma	$0.55	$0.01	$0.49	$(0.03)

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
     It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted are not tradable and have contractual lives of up to ten years. Please refer to Note 13. Recent Accounting Pronouncements, for a discussion of future changes to accounting for stock-based compensation.
9. EARNINGS (LOSS) PER SHARE (EPS)
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
10. RESTRUCTURING RESERVES
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

     In October 2004, the Company announced a restructuring of its business in accordance with the sale of the Fraud Centurion product suite to Subex Systems Limited — NJ (“Subex”). This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of 9 employees in the Company’s Broomfield, Colorado location as follows: 2 in product and service delivery, and 7 in engineering and development. The Company recorded a restructuring charge of approximately $0.2 million relating to employee severance and termination benefits during the three months ended December 31, 2004. All costs related to this action were paid by the end of the second quarter of 2005.
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

11. PROVISION FOR (BENEFIT FROM) INCOME TAXES
     The Company provides for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the six months ended June 30, 2005 of $0.9 million includes a current provision for foreign taxes of $0.1 million, and a deferred federal and state provision of $0.8 million attributable to amortization of intangibles for tax purposes with indefinite lives. The income tax provision for the six months ended June 30, 2004 reflects a net benefit of $0.05 million which consists of an income tax provision at an annual effective tax rate of 132%, plus a $0.3 million tax benefit related to the recognition of prior year research and development tax credits less a $0.06 million provision to establish a tax valuation allowance against certain deferred tax assets. The 132% rate differs from the federal statutory rate primarily due to the impact of state taxes, changes in valuation allowances for certain deferred tax assets, and benefit from federal and state tax credits for the period June 30, 2004. At June 30, 2005, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.
12. COMPREHENSIVE LOSS
     The amounts that comprise comprehensive loss for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$15,212	$573	$14,112	$(168)
Other comprehensive income:
Foreign currency gain (loss)	15	(10)	225	(10)

Comprehensive income (loss)	$15,227	$563	$14,337	$(178)

13. RECENT ACCOUNTING PRONOUNCEMENTS
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
Restatement of Financial Statements
     During the fiscal 2005 year end close process, we determined that the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004 was incorrectly offset against deferred income tax assets in considering the appropriate amount for the valuation allowance that was required. In accordance with SFAS 142 the deferred tax liability that arises as the Company’s goodwill and trademarks are amortized for tax purposes must be considered as a liability related to an asset with an indefinite life. Accordingly, the deferred tax liability was not available as a source of future taxable income to offset the future deductions or benefits embedded in the deferred tax assets created by other deductible temporary timing differences; and the increase in the tax valuation allowance should have been recorded (exclusive of the deferred tax liability for the goodwill and trademarks which are non-amortizing for book purposes) in the three months ended June 30, 2005. Therefore, we have recorded additional deferred tax expense of approximately $0.4 million and $0.8 million to increase its deferred tax liability for the three and six months ended June 30, 2005, respectively.
     We have restated our June 30, 2005 and December 31, 2004 balance sheets, statements of operations for the three and six months ended June 30, 3005, and statements of cash flows for the six months ended June 30, 2005 as follows:

	June 30, 2005		December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
BALANCE SHEET DATA:
Deferred tax liability	$—	$2,077	$—	$1,261
Total liabilities	31,502	33,579	33,558	34,819
Retained earnings (accumulated deficit)	4,856	2,779	(10,072)	(11,333)
Total shareholders’ equity	152,678	150,601	136,928	135,667

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As previously		As previously
	reported	As restated	reported	As restated
STATEMENT OF OPERATIONS DATA:
Income tax expense	$34	$442	$104	$920
Income from continuing operations	2,261	1,853	2,462	1,646
Net income	15,620	15,212	14,928	14,112
Net income per common share:
Basic	$0.59	$0.57	$0.56	$0.53
Diluted	$0.58	$0.56	$0.55	$0.52

	Six Months Ended
	June 30, 2005
	As previously
	reported	As restated
STATEMENT OF CASH FLOWS DATA:
Net income	$14,928	$14,112
Deferred income taxes	—	816
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
     In our Annual Report on Form 10-K/A for the year ended December 31, 2004, and our previously filed Quarterly Reports on Form 10-Q and 10-Q/A, we reported information on a fourth operating segment, Intelligent Network Solutions (“INS”), which we have since sold. The INS business provided wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers, as well as postpaid charging functionality and telecom calling card services. As noted below, the INS segment is now reported under discontinued operations.
     On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business to VeriSign, which was completed on June 14, 2005. The operating results and financial condition of the INS segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements. Segment results for the INS business are no longer provided. All prior period segment financial information has been restated to conform with the current presentation. See Note 3, Discontinued Operations, for additional information about this sale.
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
     Restructuring. Please refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A for a description of our restructuring activities and related charges.
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
     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the three months ended June 30, 2005 of $0.4 million includes a deferred federal and state provision of $0.4 million attributable to amortization of intangibles for tax purposes with indefinite lives. The income tax provision for the three months ended June 30, 2004 of $0.7 million consists of an income tax provision at an annual effective tax rate of 36.0%, as well as a $0.05 million tax provision for foreign taxes. At June 30, 2005, we continue to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.
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

Certain operating results and comparisons by operating segment for the quarters ended June 30, 2005 and 2004 were as follows:

	Quarter Ended	Quarter Ended
	June 30,	June 30,	$	%
	2005	2004	Difference	Difference
		(Dollars in thousands)
Revenues:
TDS	$15,817	$23,606	$(7,789)	(33.0)%
Payment Processing	10,747	8,138	2,609	32.1%
Instant Conferencing	—	382	(382)	(100.0)%

Total	$26,564	$32,126	$(5,562)	(17.3)%

Gross Profit (Loss):
TDS $	$6,078	$10,434	$(4,356)	(41.7)%
TDS %	38.4%	44.2%
Payment Processing $	$8,470	$5,945	$2,525	42.5%
Payment Processing %	78.8%	73.1%
Instant Conferencing $	$(513)	$382	$(895)	(234.3)%
Instant Conferencing %	—%	100.0%

Total gross profit $	$14,035	$16,761	$(2,726)	(16.3)%

Total gross profit %	52.8%	52.2%

Operating Income (Loss):
TDS	$3,204	4,867	$(1,663)	(34.2)%
Payment Processing	2,453	1,341	1,112	82.9%
Instant Conferencing	(500)	(830)	330	39.8%

Total segment operating income	$5,157	$5,378	$(221)	(4.1)%

Reconciling items (1)	(3,190)	(3,726)
Total operating loss	$1,967	$1,652

(1)	Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.
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

     Engineering and Development. The decrease in engineering and development expenses for the six months ended June 30, 2005 was primarily due to cost savings associated with the 2004 restructurings. These savings were partially offset by the addition of engineering and development expenses for Authorize. Net which were included beginning in the three months ended June 30, 2004. Engineering and development expenses as a percentage of total revenues decreased for the six months ended June 30, 2005 as a result of lower expense levels.
     Sales and Marketing. The increase in sales and marketing expenses for the six months ended June 30, 2005 was due to the inclusion of Authorize. Net and the related sales partner commissions in sales and marketing expense for six months in 2005 as compared to only the three months ended June 30 in 2004.
     General and Administrative. The increase in general and administrative costs for the six months ended June 30, 2005 was primarily due to expenses incurred as a result of the inclusion of a full six months of Authorize. Net expenditures in 2005 as compared to only the three months ended June 30 in 2004 offset by restructuring activities.
     Purchased In-Process Research and Development (“IPR&D”). In connection with the Authorize. Net acquisition, we recorded a $0.7 million charge during the first quarter of 2004 for two IPR&D projects. Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2004 for a complete description of this IPR&D charge. There were no IPR&D charges recorded during the six months ended June 30, 2005.
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
     Please refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A for a complete description of these charges.
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

     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the six months ended June 30, 2005 of $0.9 million includes a current provision for foreign taxes of $0.1 million and a deferred federal and state provision of $0.8 million attributable to amortization of intangibles for tax purposes with indefinite lives. The income tax provision for the six months ended June 30, 2004 reflects a net benefit of $0.05 million which consists of an income tax provision at an annual effective tax rate of 132%, plus a $0.3 million tax benefit related to the recognition of prior year research and development tax credits less a $0.06 million provision to establish a tax valuation allowance against certain deferred tax assets. The 132% rate differs from the federal statutory rate primarily due to the impact of state taxes, changes in valuation allowances for certain deferred tax assets and benefit from federal and state tax credits. At June 30, 2005, we continue to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.
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

	Six Months	Six Months
	Ended	Ended	$	%
	June 30,	June 30,	Difference	Difference
	2005	2004
		(Dollars in thousands)
Revenues:
TDS	$32,890	$47,415	$(14,525)	(30.6)%
Payment Processing	20,847	8,138	12,709	156.2%
Instant Conferencing	—	381	(381)	(100.0)%

Total	$53,737	$55,934	$(2,197)	(3.9)%

Gross Profit (Loss):
TDS $	$11,950	$20,867	$(8,917)	(42.7)%
TDS %	36.3%	44.0%
Payment Processing $	$16,275	$5,945	$10,330	173.8%
Payment Processing %	78.1%	73.1%
Instant Conferencing $	$(828)	$366	$(1,194)	(326.2)%
Instant Conferencing %	—%	96.1%

Total gross profit $	$27,397	$27,178	$219	0.8%

Total gross profit %	51.0%	48.6%

Operating Income (Loss):
TDS	$5,679	$8,903	$(3,224)	(36.2)%
Payment Processing	4,550	662	3,888	587.3%
Instant Conferencing	(1,387)	(1,902)	515	27.1%

Total segment operating income	$8,842	$7,663	$1,179	15.4%

Reconciling items (1)	(6,866)	(7,822)
Total operating loss	$1,976	$(159)

(1)	Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.

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

ITEM 4. CONTROLS AND PROCEDURES
     In January 2006, we re-evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. During this re-evaluation, we discovered a material weakness related to our accounting for income taxes that was not identified and disclosed in our original filing on Form 10-Q as of June 30, 2005. This material weakness and the previously reported material weakness related to our financial statement close processes are discussed below.
     The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Our Chief Executive Officer and our Chief Financial Officer supervised and participated in our January 2006 re-evaluation. Due to the identification of the material weaknesses in internal control over financial reporting, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.
     In January 2005, our Tax Manager voluntarily resigned. We engaged a tax consultant resource to assist us with the tax review for fiscal 2004. We did not have adequate internal technical expertise with respect to income tax accounting to effectively oversee and review our accounting over this area. This lack of adequate internal technical expertise contributed to a material error in our accounting for income taxes, which was identified in January 2006, during the course of the audit of our financial statements for fiscal 2005. This deficiency was determined to be a material weakness. The error related to the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004. The deferred income tax liability was incorrectly offset against deferred income tax assets. As a result of the error, we have restated our financial statements for the three and six months ended June 30, 2005. See Note 2 to the consolidated financial statements for further information concerning the restatement.
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
     As reported in our original filing on Form 10-Q for the period ended June 30, 2005, in early May 2005, our corporate controller voluntarily resigned. Although we immediately began a search for a person to fill the position, our new corporate controller did not commence employment until after June 30, 2005. As a result, certain of our financial statement close processes did not operate as designed which resulted in adjustments to correct our accounting for the gain on the sale of the INS business. Further adjustments to reflect changes to tax laws which were not considered in our initial income tax accounting related to our continuing operations were also required to properly reflect our income tax provision. Such adjustments were material to our June 30, 2005 financial statements. This deficiency in the operation of our financial statement close processes was determined to be a material weakness at June 30, 2005.
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
     The Company hired a new Director of Tax in June 2005. Additionally, as discussed above the Corporate Controller resigned in May 2005. These changes in internal control over financial reporting during the quarter ended June 30, 2005 had a material affect on the Company’s internal control over financial reporting.

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