Form 10-Q/A
period 2005-09-30
LIGHTBRIDGE INC
filed 2006-03-10
CIK 1017172

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
     This Amendment No. 1 on Form 10-Q/A, which amends and restates items identified below with respect to our Form 10-Q for the three and nine months ended September 30, 2005, filed with SEC on November 4, 2005 (the “Original Filing”), is being filed to reflect the restatement of our condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2005, as described below.
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

LIGHTBRIDGE, INC.
QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(As Restated, See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$75,373	$39,036
Short-term investments	3,056	12,589
Accounts receivable, net	12,159	14,368
Other current assets	1,860	2,189
Current assets retained after sale of INS assets	1,345	5,490
Current assets of discontinued operations	—	25

Total current assets	93,793	73,697

Property and equipment, net	11,008	15,819
Other assets, net	143	197
Restricted cash	2,100	600
Goodwill	57,628	57,628
Intangible assets, net	19,122	21,247
Non-current assets retained after sale of INS assets	300	753
Non-current assets of discontinued operations	—	545

Total assets	$184,094	$170,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,415	$4,530
Accrued compensation and benefits	3,592	4,697
Other accrued liabilities	5,440	3,861
Deferred rent	675	1,592
Deferred revenues	3,014	2,331
Funds due to merchants	6,919	5,558
Accrued restructuring	1,439	2,515
Current liabilities retained after sale of INS assets	963	5,318
Current liabilities of discontinued operations	34	298

Total current liabilities	25,491	30,700

Deferred rent, less current portion	1,817	2,709
Deferred tax liability	2,577	1,261
Other long-term liabilities	967	149
Non-current liabilities retained after sale of INS assets	720	—

Total liabilities	31,572	34,819

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,171,171 and 29,951,826 shares issued and 26,732,128 and 26,512,783 shares outstanding at September 30, 2005 and December 31, 2004, respectively	302	300
Additional paid-in capital	169,111	167,465
Warrants	—	206
Foreign currency translation	129	(184)
Retained earnings (accumulated deficit)	3,767	(11,333)
Less: treasury stock, at cost	(20,787)	(20,787)

Total stockholders’ equity	152,522	135,667

Total liabilities and stockholders’ equity	$184,094	$170,486

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2005	2004
	(As Restated,
	See Note 2)
Revenues:
Transaction services	$25,676	$28,285
Consulting and maintenance services	1,556	2,126
Software licensing and hardware	—	10

Total revenues	27,232	30,421

Cost of revenues:
Transaction services	11,691	14,074
Consulting and maintenance services	597	1,178
Software licensing and hardware	—	—

Total cost of revenues	12,288	15,252

Gross profit:
Transaction services	13,985	14,211
Consulting and maintenance services	959	948
Software licensing and hardware	—	10

Total gross profit	14,944	15,169

Operating expenses:
Engineering and development	3,502	4,907
Sales and marketing	4,461	5,396
General and administrative	4,113	4,928
Restructuring charges and related asset impairments	1,544	1,969

Total operating expenses	13,620	17,200

Income (loss) from operations	1,324	(2,031)

Other income, net	489	164

Income (loss) from continuing operations before provision for (benefit from) income taxes	1,813	(1,867)

Provision for (benefit from) income taxes	558	(622)

Income (loss) from continuing operations	1,255	(1,245)

Discontinued operations, net of income taxes	(268)	(3,055)

Net income (loss)	$987	$(4,300)

Net income (loss) per common shares (basic):
From continuing operations	$0.05	$(0.05)
From discontinued operations	(0.01)	(0.11)

Net income (loss) per common share (basic)	$0.04	$(0.16)

Net income (loss) per common share (diluted):
From continuing operations	$0.05	$(0.05)
From discontinued operations	(0.01)	(0.11)

Net income (loss) per common share (diluted):	$0.04	$(0.16)

Basic weighted average shares	26,678	26,482

Diluted weighted average shares	27,345	26,482

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2005	2004
	(As Restated,
	See Note 2)
Revenues:
Transaction services	$76,477	$76,156
Consulting and maintenance services	4,492	8,189
Software licensing and hardware	—	1,628

Total revenues	80,969	85,973

Cost of revenues:
Transaction services	35,881	40,422
Consulting and maintenance services	1,919	3,366
Software licensing and hardware	—	13

Total cost of revenues	37,800	43,801

Gross profit:
Transaction services	40,596	35,734
Consulting and maintenance services	2,573	4,823
Software licensing and hardware	—	1,615

Total gross profit	43,169	42,172

Operating expenses:
Engineering and development	10,978	13,747
Sales and marketing	13,375	13,290
General and administrative	11,734	12,098
Purchased in-process research and development	—	679
Restructuring charges and related asset impairments	1,920	2,458

Total operating expenses	38,007	42,272

Income (loss) from operations	5,162	(100)

Other income, net	1,079	464

Income from continuing operations before provision for income taxes	6,241	364

Provision for income taxes	1,479	55

Income from continuing operations	4,762	309

Discontinued operations, net of income taxes:
Gain on sale of INS assets	12,689	—
Discontinued operations	(2,352)	(4,777)

Total discontinued operations, net of income taxes	10,337	(4,777)

Net income (loss)	$15,099	$(4,468)

Net income (loss) per common shares (basic):
From continuing operations	$0.18	$0.01
From discontinued operations	0.39	(0.18)

Net income (loss) per common share (basic)	$0.57	$(0.17)

Net income (loss) per common share (diluted):
From continuing operations	$0.18	$0.01
From discontinued operations	0.38	(0.18)

Net income (loss) per common share (diluted):	$0.56	$(0.17)

Basic weighted average shares	26,631	26,689

Diluted weighted average shares	27,120	26,795

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(As Restated,
	See Note 2)
Cash flows from operating activities:
Net income (loss)	$15,099	$(4,468)
Income (loss) from discontinued operations	10,337	(4,777)

Income from continuing operations	4,762	309

Adjustments to reconcile net income to net cash provided by operating activities for continuing operations:
Purchased in-process research and development	—	679
Depreciation and amortization	6,831	7,059
Deferred income taxes	1,316	406
Loss on disposal of property and equipment	8	12
Restructuring charge and related asset impairment	1,920	2,458
Stock compensation expense	414	—
Gain on sale of INS assets, net of taxes	(12,689)	—

Changes in assets and liabilities:
Accounts receivable	2,209	3,865
Other assets	(1,301)	104
Accounts payable and accrued liabilities	(3,248)	(2,713)
Funds due to merchants	1,361	767
Deferred rent	(1,075)	—
Deferred revenues	1,454	(583)
Other liabilities	818	368

Net cash provided by operating activities of continuing operations	2,780	12,731

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(2,232)	(8,874)
Restricted cash	(1,500)	—
Purchase of short-term investments	(3,928)	(28,491)
Proceeds from sales and maturities of short-term investments	13,461	83,778
Net cash proceeds from the sale of INS assets	15,017	—
Acquisition of Authorize.Net, less cash received	—	(77,510)

Net cash provided by (used in) investing activities for continuing operations	20,818	(31,097)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	1,028	517
Repurchase of common stock	—	(3,832)

Net cash provided by (used in) financing activities of continuing operations	1,028	(3,315)

Effects of foreign exchange rate changes on cash and cash equivalents	289	(73)

Net cash provided by (used in) operating activities of net assets retained after sale of INS assets and discontinued operations	11,422	(6,929)
Net cash provided by (used in) investing activities of net assets retained after sale of INS assets and discontinued operations	—	—
Net cash provided by (used in) financing activities of net assets retained after sale of INS assets and discontinued operations	—	—
Net increase (decrease) in cash and cash equivalents	36,337	(28,683)
Cash and cash equivalents, beginning of period	39,036	69,085

Cash and cash equivalents, end of period	$75,373	$40,402

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
2. RESTATEMENT OF FINANCIAL STATEMENTS
     During the fiscal 2005 year end close process, the Company determined that the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004 was incorrectly offset against deferred income tax assets in considering the appropriate amount for the valuation allowance that was required. In accordance with SFAS 142, the deferred tax liability that arises as the Company’s goodwill and trademarks are amortized for tax purposes must be considered as a liability related to an asset with an indefinite life. Accordingly, the deferred tax liability was not available as a source of future taxable income to offset the future deductions or benefits embedded in the deferred tax assets created by other deductible temporary timing differences; and the increase in the tax valuation allowance should have been recorded (exclusive of the deferred tax liability for the goodwill and trademarks which are non-amortizing for book purposes) in the three months ended September 30, 2005. Therefore, the Company has recorded additional deferred tax expense of approximately $0.5 million and $1.3 million to increase its deferred tax liability for the three and nine months ended September 30, 2005, respectively.
     The Company has restated its September 30, 2005 and December 31, 2004 balance sheets, statements of operations for the three and nine months ended September 30, 2005, and statements of cash flows for the nine months ended September 30, 2005, as follows:

	September 30, 2005		December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
BALANCE SHEET DATA:
Deferred tax liability	$—	$2,577	$—	$1,261
Total liabilities	28,995	31,572	33,558	34,819
Retained earnings (accumulated deficit)	6,344	3,767	(10,072)	(11,333)
Total shareholders’ equity	155,099	152,522	136,928	135,667

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As previously		As previously
	reported	As restated	reported	As restated
STATEMENT OF OPERATIONS DATA:
Provision for income taxes	$58	$558	$163	$1,479
Income from continuing operations	1,755	1,255	6,078	4,762
Net income	1,487	987	16,415	15,099
Net income per common share:
Basic	$0.06	$0.04	$0.62	$0.57
Diluted	$0.05	$0.04	$0.60	$0.56

	Nine Months Ended
	September 30, 2005
	As previously
	reported	As restated
STATEMENT OF CASH FLOWS DATA:
Net income	$16,415	$15,099
Deferred income taxes	—	1,316
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
     The remaining assets and liabilities from the INS business that the Company retained are not significant to the Company’s ongoing operations. Accordingly, we have classified the remaining assets and liabilities, principally consisting of accounts receivable, trade payables and restructuring accruals, from the INS business on the Balance Sheet as assets and liabilities “retained after sale of INS assets”. The Company anticipates that all accounts receivable and trade payables will be collected and paid by the end of 2005.

	September 30,	December 31,
	2005	2004
Financial position:
Current assets	$1,345	$5,490
Other assets	300	753
Current liabilities	(963)	(5,318)
Other liabilities	(720)	—

Net assets retained after sale of INS assets	$(38)	$925

Instant Conferencing Business
     In the first quarter of 2005, the Company made the decision to no longer actively market or sell its GroupTalk product and took actions to outsource the continuing operations of its Instant Conferencing segment. On August 17, 2005, the Company and America Online, Inc. mutually agreed to terminate its master services agreement under which the Company provided its GroupTalk instant conferencing services to America Online, Inc. The Company subsequently terminated all of the outsourcing agreements for its GroupTalk services and ceased operations of the Instant Conferencing segment in the third quarter of 2005. All comparative prior period amounts have been restated in a similar manner.
     In accordance with SFAS 144, the operating results and financial condition of the Instant Conferencing segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements.

	September 30,	December 31,
	2005	2004
Financial position:
Current assets	$—	$25
Other assets	—	545
Current liabilities	(34)	(298)

Net assets of discontinued operations	$(34)	$272

     Summarized financial information for the INS and Instant Conferencing discontinued operations are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Results of operations:
Total Gross Profit (loss)	$(134)	$1,645	$4,324	$7,403
Total Operating Expenses	134	4,700	6,676	12,180

Discontinued operations	(268)	(3,055)	(2,352)	(4,777)

Gain on sale of INS	—	—	12,689	—

Total discontinued operations, net of income taxes	$(268)	$(3,055)	$10,337	$(4,777)

4. BUSINESS ACQUISITION
     On March 31, 2004, the Company acquired all of the outstanding stock of Authorize. Net Corp. (“Authorize. Net”) from InfoSpace, Inc. for $81.6 million in cash. In addition, the Company incurred approximately $2.0 million in acquisition related costs. Authorize. Net provides credit card and electronic check payment processing solutions to companies that process orders for goods and services over the Internet, by phone and mail, at retail locations and on wireless devices. Authorize. Net connects IP-enabled businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments. The results of operations of Authorize. Net have been included in the Company’s financial statements since the date of the acquisition. In connection with the Authorize. Net acquisition, the Company recorded a $679,000 charge during the first quarter of 2004 for two in-process research and development (“IPR&D”) projects. Please refer to the Company’s 2004 Annual Report on Form 10-K/A for the year ended December 31, 2004 for a complete description of this acquisition. Please refer to Part II — Other Information, Item 1, Legal Proceedings for a discussion of certain pending matters related to the intellectual property of Authorize. Net.
Pro forma financial information
     The following table presents the unaudited pro forma financial information from continuing operations of the Company including Authorize. Net for the nine months ended September 30, 2004, as if the acquisition had occurred at the beginning of 2004, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include elimination of revenue associated with pre-acquisition deferred revenue of Authorize. Net, amortization of intangible assets, elimination of interest income associated with the cash purchase price of the acquisition and related income tax effects.

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

Nine months ended
September 30, 2004
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
     In the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, and the Company’s subsequently filed Quarterly Reports on Form 10-Q and 10Q/A, the Company reported segment information for the Intelligent Network Solutions (INS) and the Instant Conferencing Services (Instant Conferencing) businesses as separate segments. The INS business, which the Company sold in the second quarter of 2005, provided wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers, as well as postpaid charging functionality and telecom calling card services. The Instant Conferencing business, the operations of which ceased in the third quarter of 2005, provided managed instant conferencing services through its Lightbridge GroupTalk TM product. The operating results and financial condition of the INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements and, accordingly, the Company’s segment information has been restated. Segment results for the INS and Instant Conferencing business are no longer provided. All prior period segment financial information has been restated to conform with the current presentation. See Note 3, Discontinued Operations, for additional information about these businesses.
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
     Future minimum payments under operating leases, including facilities affected by restructurings and the Company’s new headquarters lease, consisted of the following at September 30, 2005 (amounts in thousands):

Operating
Leases
Remainder of 2005	$1,113
2006	3,792
2007	3,463
2008	2,854
2009	2,208
2010	1,856
Thereafter	1,686

Total minimum lease payments	$16,972

7. RESTRICTED CASH
     As of September 30, 2005, the Company has provided $1.6 million of cash as collateral for a letter of credit, which is required for security under an operating lease for its corporate headquarters. The letter of credit and this related collateral agreement expire in January 2006. The Company is required to maintain this letter of credit throughout the term of the lease, which expires in 2011. In addition, as described in Note 6 above, the Company has $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution.
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
     Had the Company used the fair value method to measure such compensation expense associated with grants of stock options to employees, reported net income (loss) and basic and diluted income (loss) per share would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$987	$(4,300)	$15,099	$(4,468)
Stock-based compensation recorded in net income (loss)	(414)	—	(414)	—
Stock-based compensation measured using the fair value method	645	(126)	1,780	404

Net income (loss) pro forma	$756	$(4,174)	$13,733	$(4,872)

Basic net income (loss) per share pro forma	$0.03	$(0.16)	$0.52	$(0.18)

Diluted net income (loss) per share pro forma	$0.03	$(0.16)	$0.51	$(0.18)

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

10. RESTRUCTURING AND RELATED ASSET IMPAIRMENTS
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
11. PROVISION FOR (BENEFIT FROM) INCOME TAXES
     The Company provides for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the nine months ended September 30, 2005 of $1.5 million reflects a current provision for state taxes of $0.1 million, a current provision for foreign taxes of $0.1 million, and a deferred federal and state provision of $1.3 million attributable to amortization of intangibles for tax purposes with indefinite lives. During the third quarter, the Company filed its 2004 US and state income tax returns and adjusted certain deferred tax asset items, which were also offset by a full valuation allowance. The income tax provision for the nine months ended September 30, 2004 of $0.06 million reflects a state tax provision of $0.08 plus an increase to the valuation allowance of $0.09 million attributable to current year foreign tax credits, offset by a benefit of $0.11 million to adjust certain deferred tax assets and includes a full valuation allowance on the current year net operating loss. At September 30, 2005, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.

12. COMPREHENSIVE LOSS
     The amounts that comprise comprehensive loss for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$987	$(4,300)	$15,099	$(4,468)
Other comprehensive income:
Foreign currency gain (loss)	88	(63)	313	(73)

Comprehensive income (loss)	$1,075	$(4,363)	$15,412	$(4,541)

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
AIRPAY BY AUTHORIZE. NET, ALIAS, ALTALINKS, AUTHORIZE-IT, AUTHORIZE. NET, the Authorize. Net logo, AUTHORIZE. NET WHERE THE WORLD DOES BUSINESS ON THE WEB, AUTHORIZE. NET WHERE THE WORLD TRANSACTS, ECHECK. NET, FRAUDBUSTER, FRAUD CENTURION, FRAUDSCREEN. NET, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, POCKET AUTHORIZE. NET, PROFILE, AND TELESTO are registered trademarks of Lightbridge, and @RISK, AUTHORIZE. NET YOUR GATEWAY TO IP TRANSACTIONS, CAS, CUSTOMER ACQUISITION SYSTEM, CDS, CREDIT DECISION SYSTEM, ECHECK, EDS, ENHANCED DECISION MANAGEMENT, FRAUD DETECTION SUITE, GROUPTALK, INSIGHT, LIGHTBRIDGE TELESERVICES, POPS, POINT OF PURCHASE SYSTEM, RMS, and RETAIL MANAGEMENT SYSTEM are trademarks of Lightbridge. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q/A are the property of their respective owners.
Restatement of Financial Statements
     During the fiscal 2005 year end close process, we determined that the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize. Net acquisition in 2004 was incorrectly offset against deferred income tax assets in considering the appropriate amount for the valuation allowance that was required. In accordance with SFAS 142 the deferred tax liability that arises as the Company’s goodwill and trademarks are amortized for tax purposes must be considered as a liability related to an asset with an indefinite life. Accordingly, the deferred tax liability was not available as a source of future taxable income to offset the future deductions or benefits embedded in the deferred tax assets created by other deductible temporary timing differences; and the increase in the tax valuation allowance should have been recorded (exclusive of the deferred tax liability for the goodwill and trademarks which are non-amortizing for book purposes) in the three months ended September 30, 2005. Therefore, we have recorded additional deferred tax expense of approximately $0.5 million and $1.3 million to increase its deferred tax liability for the three and nine months ended September 30, 2005, respectively.
     We have restated our September 30, 3005 and December 31, 2004 balance sheets, statements of operations for the three and nine months ended September 30, 2005, and statements of cash flows for the nine months ended September 30, 2005 as follows:

	September 30, 2005		December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
BALANCE SHEET DATA:
Deferred tax liability	$—	$2,577	$—	$1,261
Total liabilities	28,995	31,572	33,558	34,819
Retained earnings (accumulated deficit)	6,344	3,767	(10,072)	(11,333)
Total shareholders’ equity	155,099	152,522	136,928	135,667

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As previously		As previously
	reported	As restated	reported	As restated
STATEMENT OF OPERATIONS DATA:
Provision for income taxes	$58	$558	$163	$1,479
Income from continuing operations	1,755	1,255	6,078	4,762
Net income	1,487	987	16,415	15,099

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As previously		As previously
	reported	As restated	reported	As restated
Net income per common share:
Basic	$0.06	$0.04	$0.62	$0.57
Diluted	$0.05	$0.04	$0.60	$0.56

	Nine Months Ended
	September 30, 2005
	As previously
	reported	As restated
STATEMENT OF CASH FLOWS DATA:
Net income	$16,415	$15,099
Deferred income taxes	—	1,316
     The restatement had no impact on the amounts originally reported for net cash provided by (used in) operating, financing, or investing activities on the statements of cash flows.
     The following management’s discussion and analysis has been amended to reflect the restatement described above and in Note 2 to our consolidated financial statements.
Critical Accounting Policies and Estimates
     Lightbridge has identified and discussed certain critical accounting policies and estimates in our Annual Report on Form 10-K/A for the year ended December 31, 2004. We did not modify our critical accounting policies during the nine months ended September 30, 2005. Those policies and estimates have been applied in the preparation of our financial statements included in this Quarterly Report on Form 10-Q/A.
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
     In our Annual Report on Form 10-K/A for the year ended December 31, 2004, and our previously filed Quarterly Reports on Form 10-Q and 10-Q/A, we reported separate segment information for the Intelligent Network Solutions (INS) and the Instant Conferencing Services (Instant Conferencing) businesses. The INS business, which we sold in the second quarter of 2005, provided wireless carriers with a real-time rating engine for voice, data and IN services for prepaid subscribers, as well as postpaid charging functionality and telecom calling card services. The Instant Conferencing business, the operations of which ceased in the third quarter 2005, provided managed instant conferencing services through our Lightbridge GroupTalk TM product. The operating results and financial condition of the INS and Instant Conferencing segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements and accordingly, our segment information has been restated. Segment results for the INS and Instant Conferencing business are no longer provided.
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

     Operating Expenses. Operating expenses and certain operating expense comparisons for the three months ended September 30, 2005 and 2004 were as follows:

	Quarter	Quarter
	Ended	Ended
	September 30,	September 30,	$	%
	2005	2004	Difference	Difference
		(Dollars in thousands)
Engineering and development	$3,502	$4,907	$(1,405)	(28.6)%
Sales and marketing	4,461	5,396	(935)	(17.3)
General and administrative	4,113	4,928	(815)	(16.5)
Restructuring charges and related asset impairments	1,544	1,969	(425)	(21.6)

Total	$13,620	$17,200	$(3,580)	(20.8)%

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
     Restructuring charges and related asset impairments. Please refer to Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A for a description of our restructuring activities and related asset impairment charges.
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

     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the three months ended September 30, 2005 of $0.6 million reflects a current provision for state and foreign taxes of $0.1 million, a deferred federal and state provision of $0.5 million attributable to amortization of intangibles for tax purposes with indefinite lives. The income tax provision for the three months ended September 30, 2004 reflects a net benefit of $0.62 million and includes a current state tax expense of $0.03 million plus an increase to the valuation allowance of $0.3 million attributable to foreign tax credits generated in the quarter, plus a provision of $0.18 million to adjust certain deferred tax assets, offset by a $0.86 million benefit to record a full valuation allowance on the current year net operating loss. At September 30, 2005, we continue to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.
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

Gross Profit:
TDS $	$5,776	$8,969	$(3,193)	(35.6)%
TDS %	37.2%	41.6%
Payment Processing $	$9,168	$6,200	$2,968	47.9%
Payment Processing %	78.3%	70.1%

Total gross profit $	$14,944	$15,169	$(225)	(1.5)%

Total gross profit %	54.9%	49.9%

Operating Income:
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
Gross Profit by Operating Segment
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
Operating Income by Operating Segment.
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

     The increase in transaction revenues of $0.3 million was mainly due to a full three quarters of Authorize. Net revenue during the nine months ended September 30, 2005. The results of Authorize. Net’s operations were excluded from our first quarter 2004 results. As a result, Authorize. Net’s revenues were $15.6 million higher for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. A significant component of Authorize. Net’s higher revenues were attributable to a 32.5% increase in revenues for the quarter ended September 30, 2005 as compared to the prior year. The increased revenues were primarily the result of an increase in the number of merchant customers and increased volume of transactions processed.
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
     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the nine months ended September 30, 2005 of $1.5 million reflects a current provision for state taxes of $0.1 million, a current provision for foreign taxes of $0.1 million, a deferred federal and state provision of $1.3 million attributable to amortization of intangibles for tax purposes with indefinite lives. During the third quarter, we filed our 2004 US and State income tax returns and adjusted certain deferred tax items, which were offset by a full valuation allowance. The income tax provision for the nine months ended September 30, 2004 of $0.06 million reflects a state tax provision of $0.08 plus an increase to the valuation allowance of $0.09 million on the current year foreign tax credits, offset by a benefit of $0.11 million to adjust certain deferred tax assets and includes a full valuation allowance on the current year net operating loss. At September 30, 2005, we continue to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

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

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
	2005	2004	Difference	Difference
		(Dollars in thousands)
Revenues:
TDS	$48,408	$68,996	$(20,588)	(29.8)%
Payment Processing	32,561	16,977	15,584	91.8

Total	$80,969	$85,973	$(5,004)	(5.8)%

Gross Profit:
TDS $	$17,727	$30,027	$(12,300)	(41.0)%
TDS %	36.6%	43.5%
Payment Processing $	$25,442	$12,145	$13,297	109.5%
Payment Processing %	78.1%	71.5%

Total gross profit $	$43,169	$42,172	$997	2.4%

Total gross profit %	53.3%	49.1%

Operating Income:
TDS	$8,538	$13,922	$(5,384)	(38.7)%
Payment Processing	7,805	1,538	6,267	407.5

Total segment operating income	$16,343	$15,460	$883	5.7%

Reconciling items(1)	(11,181)	(15,560)

Total operating income (loss)	$5,162	$(100)

(1)	Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.
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
     Payment Processing. Lightbridge began recording Payment Processing revenues as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. The nine months ended December 31, 2004 includes revenue from April 1, 2004 through December 31, 2004. Authorize.Net revenue for the nine months ended December 31, 2005 increased 30% compared to the same period in 2004 as reported by the Company above and by Authorize.Net’s former owner, InfoSpace, Inc. The increased revenues were primarily the result of an increase in the number of merchant customers added and the volume of transactions processed.

     Gross Profit by Operating Segment
     TDS. The decline in TDS gross profit was a result of lower revenue, primarily due to a reduction in revenue from AT&T and a reduction in revenue from our RMS product, largely due to a fee from the license of that product to Sprint in the second quarter of 2004. Other factors contributing to the decline in revenue as described above. The impact of the revenue decline was partially mitigated by an $8.3 million expense reduction. Spending decreased in our call centers as a result of the closing of our Broomfield, Colorado call center, and the staffing shift from that site to our Liverpool, Nova Scotia call center.
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
     Operating Income by Operating Segment.
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

     During the first nine months of 2005, we generated cash from operating activities of approximately $2.8 million, cash from investing activities of approximately $20.8 million, and cash from financing activities of approximately $1.0 million. During the first nine months of 2005, we had a gain on sale of our PrePay assets of $12.7 million and our accounts payable and accrued compensation and benefits decreased by a combined $2.0 million primarily related to the payment of 2004 bonuses and the timing of payments to certain significant vendors. Included in cash provided by investing activities for the nine months ended September 30, 2005, was $15.0 million in net cash proceeds from the sale of PrePay assets and $1.5 million provided as restricted cash to collateralize a letter of credit supporting the operating lease for our corporate headquarters.
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
     In January 2005, our Tax Manager voluntarily resigned. We engaged a tax consultant resource to assist us with the tax review for fiscal 2004 and to provide an ongoing technical assistance service. We did not have adequate internal technical expertise with respect to income tax accounting to effectively oversee and review our accounting for income taxes. This lack of adequate internal technical expertise contributed to the following material error in our accounting for income taxes, which was identified in January 2006, during the course of the audit of our financial statements for fiscal 2005. This deficiency was determined to be a material weakness. The error related to the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004. The deferred income tax liability was incorrectly offset against deferred income tax assets. As a result of the error, we have restated our condensed consolidated financial statements for the three months ended September 30, 2005. See Note 2 to the consolidated financial statements for further information concerning the restatement.
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
     The Company hired a new Corporate Controller in July 2005. Additionally, we have implemented a structured review process, which is ongoing, of the application of generally accepted accounting principles. These changes in internal control over financial reporting during the quarter ended September 30, 2005 had a material affect on the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits

No.	Description

31.1	Certification of Robert E. Donahue dated March 10, 2006

31.2	Certification of Timothy C. O’Brien dated March 10, 2006

32.1	Certification of Robert E. Donahue and Timothy C. O’Brien dated March 10, 2006 (furnished but not filed with the Securities and Exchange Commission)

99.1*	First Amendment to the lease between EOP Operating Limited Partnership, and Lightbridge, Inc. dated May 3, 2005

*	Incorporated by reference to the Company’s Current Report on Form 10-Q dated November 4, 2005.

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