Form 10-K
period 2005-12-31
LIGHTBRIDGE INC
filed 2006-03-24
CIK 1017172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No  ☑

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2005 was $166,094,263 based on a total of 26,575,082 shares held by nonaffiliates and on a closing price of $6.25 as reported on The Nasdaq Stock Market (National Market System).

The number of shares of common stock outstanding as of March 21, 2006 was 27,190,665.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A with regard to its 2006 annual meeting of stockholders or special meeting in lieu thereof on or before May 1, 2006. Certain portions of such proxy statement are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS “BELIEVES,” “ANTICIPATES,” “PLANS,” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THE FACTORS SET FORTH BELOW IN “ITEM 1A. RISK FACTORS,” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS OF LIGHTBRIDGE, INC. TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. LIGHTBRIDGE, INC. UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS IT MAKES.

AIRPAY BY AUTHORIZE.NET, ALIAS, ALTALINKS, AUTHORIZE-IT, AUTHORIZE.NET, the Authorize.Net logo, AUTHORIZE.NET WHERE THE WORLD DOES BUSINESS ON THE WEB, AUTHORIZE.NET WHERE THE WORLD TRANSACTS, ECHECK.NET, FRAUDBUSTER, FRAUD CENTURION, FRAUDSCREEN.NET, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, POCKET AUTHORIZE.NET, PROFILE and TELESTO are registered trademarks of Lightbridge, and @RISK, AUTOMATED RECURRING BILLING, AUTHENTICATIONENOW, AUTHORIZE.NET YOUR GATEWAY TO IP TRANSACTIONS, CAS, CUSTOMER ACQUISITION SYSTEM, CDS, CREDIT DECISION SYSTEM, ECHECK, EDM, ENHANCED DECISION MANAGEMENT, FRAUDBRIDGE, FRAUD DETECTION SUITE, INSIGHT, LIGHTBRIDGE TELESERVICES, POPS, POINT OF PURCHASE SYSTEM, RMS, and RETAIL MANAGEMENT SYSTEM are trademarks of Lightbridge. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.	Business

Overview

Lightbridge, Inc. (Lightbridge or the Company) develops, markets and supports products and services primarily for businesses that sell products or services online and for communications providers.

Lightbridge’s two areas of business consist of Payment Processing Services (Payment Processing) and Telecom Decisioning Services (TDS). In 2005, the Company discontinued the operations of its Intelligent Network Services (INS) business and Instant Conferencing Services (Instant Conferencing) business. Historically, TDS comprised of a majority of the Company’s business; however, in recent years, revenues from that business have declined. With the acquisition of Authorize.Net Corp. (Authorize.Net) and the Company’s increased focus on Payment Processing, the Company anticipates that the Payment Processing business will grow and comprise a majority of the Company’s business in the future. The Payment Processing business consists of a set of Internet Protocol (IP) based payment processing gateway services that enable online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via a variety of interfaces. The TDS business consists of Lightbridge’s customer qualification and acquisition, risk management and authentication services, delivered primarily on an outsourced or service bureau basis, together with the Company’s TeleServices offerings. Lightbridge’s TDS solutions provide multiple, remote, systems access for workflow management, along with centrally managed client-specified business policies, and links to client and third-party systems. Lightbridge also provides consulting and maintenance services sold primarily in conjunction with the TDS business.

The Company’s IP-based Payment Processing solution offers products and services to merchants in both the Card Not Present (CNP) (e-commerce and mail order/telephone order or MOTO) and Card Present (CP) (retail point-of-sale (POS) and mobile devices) segments of the U.S. credit card transaction processing market. In addition, the Payment Processing services include an electronic check payment processing solution for merchants. The Payment Processing solution is designed to provide secure transmission of transaction data over the Internet and manages submission of this payment information to the credit card and Automated Clearing House (ACH) processing networks. The Company provides its Payment Processing solutions primarily through a network of outside sales partners, Independent Sales Organizations (ISOs), and merchant bank partners.

The Lightbridge TDS solution offers online, real-time transaction processing and contact center services to aid communications clients in qualifying and activating applicants for service, as well as software-based point-of-sale support services for a variety of distribution channels, including dealers and agents, mass market retail stores, and Internet commerce. The TDS business unit also offers services designed to authenticate users engaged in online transactions. Additionally, Lightbridge TDS develops and implements interfaces that integrate its systems with client and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. Lightbridge TDS also maintains and has access to databases used to screen applicants and online users for fraud, and maintains a global telecommunications consulting practice that provides clients with solution development and deployment services, and business advisory consulting. The Company’s TDS solutions are provided on a direct sales basis.

During 2005, the Company evaluated strategic alternatives for the TDS business. The Company engaged investment bankers to investigate a range of possibilities, including a sale or other disposition of the TDS business. In December 2005, Lightbridge announced that it had concluded the investigation of possible strategic alternatives, and decided to continue to operate the TDS business.

On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which included its PrePay IN product and related services, to VeriSign, Inc. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities.

In March 2005, the Company determined that the Fremont, California facility, where its Instant Conferencing business was located, would be closed. In connection with the closure, the Company recorded a restructuring charge in the first quarter of 2005 of approximately $0.3 million, primarily relating to employee severance and termination benefits. On August 17, 2005, the Company and America Online, Inc. mutually agreed to terminate the master services agreement under which the Company provided its GroupTalk instant conferencing services to America

Online, Inc. The Company subsequently terminated all of the outsourcing agreements for its GroupTalk services and ceased operations of the Instant Conferencing segment in the third quarter of 2005.

On October 1, 2004, the Company sold the assets of its Fraud Centurion® product suite, which was part of the Company’s former INS business, to Subex Systems Limited-NJ (Subex) for $2.4 million in cash. The Fraud Centurion® product was a suite of network monitoring software tools designed to detect fraudulent activity on wireless networks. Network monitoring tools no longer supported Lightbridge’s strategy for its fraud product lines, which was focused on continued development of the Company’s customer screening, risk, and value management solutions.

On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net for $81.6 million in cash from InfoSpace, Inc. In addition, the Company incurred approximately $2.0 million in acquisition related costs. The total purchase price for the acquisition was $83.6 million. Authorize.Net provides the solutions that make up the Company’s Payment Processing business.

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

Discontinued Operations

In the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004, Lightbridge reported separate segment information for the Intelligent Network Solutions and the Instant Conferencing businesses. The INS business, which the Company sold in the second quarter of 2005, provided wireless carriers with a real-time rating engine for voice, data and intelligent network services for prepaid subscribers, as well as postpaid charging functionality and telecom calling card services. The Instant Conferencing business, the operations of which ceased in the third quarter 2005, provided managed instant conferencing services through the Lightbridge GroupTalk product. The operating results and financial condition of the INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements and, accordingly, the Company’s segment information has been restated. Information concerning discontinued operations is set forth in Note 3 of “Notes to Consolidated Financial Statements.”

Products and Services

PAYMENT PROCESSING

Lightbridge’s Payment Processing solutions, provided on an Application Services Provider (ASP) basis, allow IP-enabled merchants to process credit card and electronic check transactions through credit card processors and banking organizations, thereby enabling those merchants to accept electronic payments. Lightbridge offers its Payment Processing products and services through its wholly owned subsidiary Authorize.Net Corporation in two broad solutions groups, Core Solutions and Additional Services:

Solutions Groups	Functions

Core Solutions	The payment gateway allows IP-enabled merchants to accept credit card payments via web sites and mobile devices or from retail storefronts with integrated point of sale solutions and MOTO merchants.

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

Solutions Groups	Functions

The Advanced Integration Method (AIM) is a merchant-initiated server-to-server connection for submitting CNP transactions to the payment gateway.

The Simple Integration Method (SIM) provides a solution for CNP merchants with basic customization needs where the payment gateway handles all steps in the secure transaction process.

Card Present (CP) retail and mobile merchants may purchase third-party POS solutions or devices that are integrated to the Authorize.Net payment gateway. Merchants or solution providers integrate directly to the payment gateway using the CP application programming interface (API).

Additional Services	eCheck.Net® allows merchants to process electronic check transactions directly from a web site or through the Virtual Terminal.

Integrated Payment Solution (IPS) — IPS is a service that offers merchants both an Authorize.Net Payment Gateway account and Wells Fargo credit card processing account through an integrated payment system.

Fraud Detection Suitetm (FDS) allows web merchants to detect, manage, and reduce potentially fraudulent credit card transactions with a customizable, rules and filter-based solution.

Automated Recurring Billingtm (ARB) provides a system for CNP and eCheck.Net merchants to automatically handle regularly recurring billings or subscriptions according to a specific billing interval and duration.

Support for Cardholder Authentication Programs, provided under agreement with Visa and MasterCard, for the benefit of merchants that sell products or services online, including the Verified by Visa® and MasterCard® SecureCodetm programs for reducing liabilities and expenses of merchants arising from unauthorized use of credit cards.

SalesBoost.Net, provided under agreement with eBoz, Inc., is an integrated suite of fifty web promotion tools designed to boost CNP merchants’ sales by attracting shoppers to their web sites.

AmbironTrustwave PCI Scanning and Compliance Tools, provided under agreement with AmbironTrustWave, are leading information security and compliance management solutions that offer convenient and affordable Payment Card Industry (PCI) tools.

Core Solutions

The Payment Processing segment’s core product is the payment gateway, which enables CNP and CP merchants to accept credit card and electronic check payments via IP. The Authorize.Net gateway is a ASP service solution that integrates with existing web sites, IP-enabled POS hardware and software solutions and mobile payment devices. It is hardware and software independent, and is supported by over 200 web development and shopping cart systems.

A typical automatic transaction occurs in the following way:

When purchasing an item, whether online or at retail, the customer provides credit card or bank account information. To authorize credit card transactions, merchants must post an electronic request, including the customer’s payment information, to the Company’s secure payment gateway service. Transaction information is encrypted using 128-bit Secure Socket Layer (SSL) technology. Regardless of whether the payment information is submitted via a web site payment form, virtual terminal, mobile payment device or a point-of-sale card reader (transmitted as a CP transaction) to the Authorize.Net payment gateway, the payment gateway captures the transaction data using real-time IP technology, directs and transmits the information through the credit card authorization network to the merchant’s credit card payment processor using a secure, proprietary connection. After the credit card is authorized and the transaction approved, the Company receives confirmation from the processing network, communicates the approval to the merchant, and securely stores the transaction. Transactions are automatically submitted for settlement each day as dictated by the merchant and are typically funded within two to three business days as determined by the issuing and merchant’s acquiring banks. In the case of eCheck.Net transactions, bank information is processed through the Automated Clearing House processing network by utilizing the Company’s relationship with an Originating Depository Financial Institution (ODFI). eCheck.Net transactions may take seven to ten days to be funded to the merchant.

For submitting manual CNP credit card transactions, the secure, browser-based Virtual Terminal and Batch Upload features of the Merchant Interface are accessible from any computer with an Internet connection and a web browser, and may be used by MOTO merchants.

Account Management

Merchants can manage their payment gateway account through the Merchant Interface, a password-protected web site that offers merchants the ability to monitor and review their transactions, configure their account and their transaction settings, view account billing statements and reporting, and manually submit transactions via the Virtual Terminal and Batch Upload features.

Connection Methods

The Payment Processing segment offers several methods for connecting web sites and POS systems to the payment gateway. Web merchants have the flexibility to choose which connection method best fits their payment acceptance infrastructure. Retail and mobile merchants may connect to the payment gateway via third-party hardware and software solutions that are integrated to the payment gateway. Connection methods are as follows:

•	AIM is a merchant-initiated server-to-server connection for submitting transactions to the payment gateway. AIM provides merchants with control over each phase of the customer’s online transaction experience, including the payment form and receipt page. AIM employs industry standard secure data encryption technology — 128-bit SSL protocol. Additional features include: transaction key authentication, merchant control over all phases of the customer’s online transaction experience, and configurable transaction response that integrate with merchant enterprise applications.

•	SIM is a solution for web merchants with basic customization needs. The Authorize.Net payment gateway handles all the steps in the secure transaction process — payment data collection, data submission and the response to the customer. Additional features of SIM include: a payment gateway hosted payment form employing 128-bit SSL data encryption, transaction digital fingerprints to enhance security, and a customizable payment gateway hosted payment form and/or receipt page.

•	The Company has certified approximately 85 shopping cart solutions providers that have integrated their e-commerce shopping carts with the payment gateway. Certified shopping carts are Internet companies that provide merchants with easy-to-implement checkout page solutions or software that are already integrated to the payment processing gateway.

•	In most cases, for CP merchants, technical integration is handled by the merchant’s POS system provider (hardware or software). CP merchants interested in integrating directly to the payment gateway can use a CP API.

Additional Services

eCheck.Net® is a payment processing solution that allows both online and MOTO merchants to accept and process electronic check payments from consumer and corporate bank accounts directly through their e-commerce web site or through the Virtual Terminal. The eCheck.Net service transmits transactions via 128-bit SSL technology, and automatically submits transactions for settlement daily. Through the Merchant Interface, merchants using eCheck.Net have access to tools allowing them to view and monitor transaction activities including settled transactions, returns and chargebacks. In addition, merchants have the ability to run batch statistics on transactions, and receive notification of settlement activity to facilitate account reconciliation.

Integrated Payment Solution is a service that offers merchants both an Authorize.Net Payment Gateway account and Wells Fargo credit processing account through an integrated payment system. The service uses a single online application for merchants to apply for services and automatically provisions them with a payment gateway and merchant credit card processing account.

Fraud Detection Suitetm is a customizable, rules and filter-based solution that helps merchants who sell products or services online to reduce, detect and manage fraudulent credit card transactions through a combination of multiple fraud filters and tools. These tools include the following:

•	Amount Filter allows merchants to set upper and lower transaction amount limits

•	Velocity Filter allows merchants to limit the total volume of transactions received per hour, which is designed to help combat high-volume attacks common with fraudulent transactions

•	Shipping-Billing Mismatch Filter helps identify high-risk and potentially fraudulent transactions containing an address mismatch

•	Transaction IP Velocity Filter helps identify excessive transactions received from the same IP address, isolating suspicious activity from a single source

•	Suspicious Transaction Filter helps detect suspicious transactions using proprietary identification criteria and transaction behavior analysis

•	Authorized AIM IP Address feature allows merchants connected via the AIM feature to list server IP addresses that are authorized to submit transactions

•	IP Address Blocking feature, allows merchants to block transactions from selected IP addresses

Automated Recurring Billingtm allows online and MOTO merchants to generate recurring transactions based on a subscription model. To use the ARB feature, a merchant creates a subscription consisting of a customer’s payment information, billing amount, interval, and duration. ARB then places the customer on an automatic payment schedule based on the merchant’s instructions.

Support for Cardholder Authentication Programs, provided under agreements with Visa and MasterCard, makes use of the Verified by Visa® and MasterCard® SecureCodetm programs to allow CNP merchants who sell products or services online to validate the identity of registered cardholders during web-based transactions by requiring a personal identification number (PIN) at checkout.

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

AmbironTrustwave PCI Scanning and Compliance Tools, provided under agreement with AmbironTrustWave, are leading information security and compliance management solutions that offer convenient and affordable Payment Card Industry (PCI) tools. PCI is an industry-wide security standard building on Visa’s Cardholder Information Security Program (CISP) and MasterCard’s Site Data Protection (SDP) program that increases security for storing, transmitting, and processing cardholder data.

Payment Processing services are priced based upon a per-transaction fee, monthly subscription fee, and an initial set-up fee. Prices vary with the mix of services a merchant selects, and the volume of transactions a merchant submits through the payment gateway service. Fees for additional services are generally charged on a monthly basis, on a per-transaction basis, or may be based upon the volume of dollars processed.

TDS

Lightbridge’s TDS solutions help communications providers and businesses that sell products or services online deploy integrated, customized solutions in support of their operational business processes. Lightbridge offers its TDS products and services in five broad solutions groups:

Solutions Groups	Functions

Customer Qualification and Acquisition	Online, real-time transaction processing services and contact center services to help carriers qualify applicants and activate service.

Transaction processing services include applicant qualification and service activation, as well as risk management.

Transaction processing interfaces include interfaces that support the processing of data at a variety of distribution channels, including retail stores, contact centers and Internet applications, and voice recognition systems.

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

Customer Qualification and Acquisition

Lightbridge® Customer Acquisition Systemtm including its next-generation Enhanced Decision Management Platformtm (CAStm), offers online, real-time transaction processing services for applicant credit qualification and service activation.

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

Lightbridge® Point of Purchase Systemtm (POPStm) — a browser-based point-of-sale application typically used in carrier-owned or dealer store locations. POPS runs over the Internet or an intranet and features a graphical user interface (GUI) that allows even inexperienced sales staff to qualify applicants quickly and activate service via a dial-up or network connection to CAS.

Lightbridge® Retail Management Systemtm(RMStm) — a point-of-sale application that helps telecommunications retailers manage the sale of telecommunications products more efficiently. RMS handles credit screening, transaction and payment processing, service activation, cash drawer management, inventory and purchasing management and management reporting. The Company no longer actively markets or sells this product and does not expect RMS revenues to be significant in the future.

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

CAS service modules are priced on a per-transaction, per-qualification or per-activation basis, or, in the case of application modules, on a licensed basis. Fees for CAS services or applications may vary with the term of the contract, the volume of transactions, the other products and services selected and integrated with CAS services, the configurations selected, the number of locations licensed or the degree of customization required.

TeleServicestm

Lightbridge TeleServices encompasses a range of contact center solutions. TeleServices offerings include contact center solutions for credit decisions and activations, analyst reviews, telemarketing to existing subscribers, back-up and disaster recovery for acquisition and activation services, porting support and customer care. TeleServices solutions can be provided using CAS or a client’s own customer acquisition system. Lightbridge’s clients can integrate TeleServices solutions into their existing sales and distribution strategies to support special projects without the overhead of building and maintaining contact centers.

TeleServices solutions are priced on a per transaction or per minute basis and prices may vary with the term of the contract, the volume of transactions, the number of minutes and the other products and services selected and integrated with the solutions.

Authentication Services

Authentication services offer the ability to screen and authenticate the identity data of users engaged in online transactions. Lightbridge offers the following authentication services on an Application Service Provider (ASP) model:

•	Lightbridge® Authenticate Nowtm: A service that allows clients to authenticate the identities of users involved in online transactions.

•	Lightbridge® FraudBridgetm: A service that allows clients to screen users involved in online transactions for potential fraud.

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

ProFile®, a proprietary, inter-carrier database of fraud and bad debt information, identifies customers whose previous accounts were written off or shut off by a participating carrier and provides ongoing screening of existing customers. The Company may seek to expand the content of ProFile to include information from other industries and to market and offer database services to clients other than carriers.

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

Consulting Services

Lightbridge Consulting Services (LCS) delivers full-service consulting for customer acquisition and retention, statistical models, authentication, and risk management. LCS leverages Lightbridge’s market expertise and focus in telecommunications to help clients bring new services to market quickly, acquire low-risk subscribers and build customer loyalty. Clients can use LCS to supplement their resources with both domain expertise and project-based resources. LCS can support Lightbridge clients worldwide.

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

Clients and Client Concentration

In 2005, one of the Company’s clients accounted for 10% of our total revenues, and in 2004 and 2003, two of its clients accounted for more than 10% of our total revenues. Revenues attributable to Lightbridge’s 10 largest clients accounted for approximately 57%, 75%, and 96% of Lightbridge’s total revenues in the years ended December 31, 2005, 2004, and 2003, respectively. Two clients accounted for 40% and 14%, respectively, of total accounts receivable at December 31, 2005. The following Lightbridge clients accounted for more than 10% of total revenues in the years indicated:

	Years Ended December 31,
	2005	2004	2003

Sprint/Nextel(1)	33%	37%	48%
AT&T Wireless Services, Inc.	*	18	25

Total % of Revenues from greater-than-10% customers	33%	55%	73%

(1)	Sprint Spectrum L.P. and Nextel Operations, Inc. merged on August 12, 2005.

*	Represents less than 10% of total revenues.

Payment Processing

The Company sells its Payment Processing Services primarily through a network of outside sales partners and merchant banking partners, mainly to merchants that sell products or services online. Additionally, the Company maintains an inside sales team for management of inbound merchant inquiries regarding its Payment Processing Services. The Company had over 135,000 and 113,000 active merchants as of December 31, 2005 and 2004, respectively. Because of the size and diversity of the Company’s installed merchant base for its gateway product, the Payment Processing segment does not have significant merchant concentration.

TDS

Lightbridge provides its TDS products and services to wireless carriers in the United States. The TDS business unit also offers services designed to screen, authenticate and approve users engaged in online transactions.

The Company expects that a substantial portion of its TDS revenues will continue to come from a relatively small number of telecommunications clients in 2006, although the companies that comprise its largest clients in any given quarter may vary. Customer concentration is likely to continue to decline if revenues from Payment Processing services continue to grow. The Company’s revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that the Company cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, acquisitions or as the result of the perceived quality or cost-effectiveness of our products or services. In November 2004, Lightbridge announced that it expected that future revenues from AT&T Wireless Services Inc. (AT&T Wireless) would decline significantly as a result of the acquisition of AT&T Wireless by

Cingular Wireless LLC. In March 2006, AT&T Inc. and BellSouth Corporation announced an agreement to merge the two companies which will streamline the ownership and operations of Cingular Wireless LLC, which is jointly owned by the two companies. As a result of the acquisition of AT&T Wireless by Cingular Wireless LLC, AT&T Wireless’s customer activations transitioned from Lightbridge’s system to Cingular’s internal system. The Company does not expect that AT&T Wireless will be a significant customer in 2006. The Company’s services agreements with Sprint and Nextel expire December 2006. On August 12, 2005, the merger transaction between Sprint and Nextel was completed to form Sprint Nextel Corporation (Sprint/Nextel). Following the merger, Lightbridge decreased certain transaction fees to Sprint/Nextel commencing in the third quarter of 2005, and, as a result, it expects future revenues for Sprint/Nextel to decrease in comparison to the historical levels for Sprint and Nextel when they were separate customers.

The Company is unable to predict the long term effect of the merger and on its relationship with Sprint/Nextel which represented approximately 33% of total revenues during 2005 including, without limitation, the timing or extent of any reductions in applications processed or other services provided under our contracts with those customers or future price reductions. It is possible that Sprint, Nextel or both could elect to not renew their agreements, to reduce the volume of products and services they purchase from the Company, or to request other significant changes to the pricing or other terms in any renewal agreement. A loss of Sprint, Nextel or both as a client, a decrease in orders by them or a change in the combination of products and services they obtain from us would adversely affect the Company’s revenues, margins and net income.

Lightbridge has agreements with certain of its clients that provide for the purchase of various combinations of TDS products and services including CAS, risk management and TeleServices over periods of one to three years. Although some of these agreements contain annual minimum payment requirements, such minimum payments are typically substantially less than the amount of revenue Lightbridge has historically received from the particular client and, therefore, provide only limited assurance of future revenues. Lightbridge’s client agreements also often permit changes in the combination of products and services purchased by the client during the term of the agreement. Such changes can affect the revenues, margins and net income that Lightbridge achieves from quarter to quarter in its TDS business.

Lightbridge has agreements for its TDS services with AT&T Wireless, Sprint, and Nextel. The agreements with Sprint and Nextel end in December 2006. The agreement with AT&T Wireless extends through March 2009, but the Company does not expect to receive significant revenues from AT&T Wireless in 2006 following the acquisition of AT&T Wireless by Cingular Wireless, LLC, which is not a client of the Company and performs credit decisioning in-house.

Because Lightbridge derives almost all of its TDS revenues from telecommunications carriers, the demand for Lightbridge’s products and services is dependent, in major part, on the overall market demand for the products and services provided by telecommunications carriers. In particular, Lightbridge’s TDS business is dependent on the rate of new subscriber growth and the rate at which subscribers switch from one carrier to another, known as the churn rate. Accordingly, if the growth rate of the telecommunications industry continues to slow and the churn rate does not increase, sales of Lightbridge’s TDS products and services will continue to decline. TDS revenues will also be affected by mergers or consolidations involving telecommunications carriers.

Sales and Marketing

Payment Processing

The Company’s sales strategy for the Payment Processing segment is to continue to grow its business through a differentiated model that primarily focuses on IP-enabled merchants, utilizing its relationships with its outside sales partners and merchant banking partners. The sales and client services activities involved in the Payment Processing segment are led by relationship management teams. Lightbridge employs a team approach to selling its Payment Processing Services in order to develop a consultative relationship with existing and prospective outside sales partners and merchant banking partners. The Company’s outside sales partnerships and banking partner relationships are not exclusive. The Company relies on payment processing product feature differentiation, attractive residual sales commissions and customer support services, to motivate these outside sales partners and others to promote Lightbridge’s services over those of another gateway service provider.

Service and technical support for Payment Processing products are provided to merchants and outside sales partners through a contact center, an online help desk, and a dedicated team of account managers that provide services to the Company’s outside sales partners. A high level of reliable service, customer support and product innovation is critical to the objective of differentiating the Company’s services from those of its competitors.

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

Engineering, Research and Development

Lightbridge believes that its future success in all business segments will depend in part on its ability to continue to enhance, implement, and maintain its existing product and service offerings including, without limitation TDS and the Payment Processing gateway, and to develop, implement and maintain new products and services that allow clients to respond to changing market requirements. For the years ended December 31, 2005, 2004 and 2003, the Company’s research and development costs were approximately $14.4, $18.0 and $17.2 million, respectively. Lightbridge’s research and development activities consist of long-term efforts to develop, enhance, and maintain products and services and short-term projects to make modifications to respond to immediate client needs. In addition to internal research and development efforts, Lightbridge intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. Lightbridge also intends to utilize contracted development resources when desirable in order to manage its development costs.

Competition

The market for the Company’s Payment Processing Services is characterized by a few large competitors and many smaller competitors. The market is fragmented, and a number of companies currently offer one or more payment gateway products or services competitive with those offered by Lightbridge. In particular, the Company faces competition from its Payment Processing outside sales partners, which often resell multiple competing gateway products in addition to the Authorize.Net products and services. Some of the principal competitors are PayPal, Inc., Google, Inc., CyberSource Corporation, Plug & Pay Technologies, Inc., and LinkPoint International, Inc. In addition, Google, Inc. has stated that it is developing a new payment service that may also compete with Authorize.Net’s products and services.

The market for products and services to wireless and other communications providers served by the Company’s TDS business is highly competitive and subject to rapid change. The market is fragmented, and a number of companies currently offer one or more products or services competitive with those offered by

Lightbridge. In addition, many telecommunications carriers are providing, or can provide internally, products and services competitive with those Lightbridge offers in these segments. Trends in the telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for carriers to provide certain services themselves, could affect demand for Lightbridge’s TDS products or services. These developments could make it more difficult for Lightbridge to offer a cost-effective alternative to a telecommunications carrier’s own capabilities.

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

Government and Industry-Specific Regulation

The Federal Communications Commission (FCC), under the terms of the Communications Act of 1934, regulates interstate communications and use of the radio spectrum. Although Lightbridge is not required to and does not hold any licenses or other authorizations issued by the FCC for its TDS business segment, the domestic telecommunications carriers that constitute Lightbridge’s TDS clients are regulated at both the federal and state levels. Federal and state regulation may decrease the growth of the telecommunications industry, affect the development of the wireless markets, limit the number of potential clients for Lightbridge’s TDS services, impede Lightbridge’s ability to offer competitive services to the telecommunications market, or otherwise have a material adverse effect on Lightbridge’s TDS business, financial condition, results of operations and cash flows. Changing laws and regulations have caused, and are likely to continue to cause, significant changes in the industry, including the entrance of new competitors (e.g. cable voice telephoning, and Voice over Internet Protocol (VoIP) providers), consolidation of industry participants, the introduction of bundled wireless and wireline services and the introduction of wireless number portability (WNP) in November 2003. Those changes have subjected, and could in turn continue to subject, Lightbridge to increased pricing pressures, decreased demand for Lightbridge’s TDS products and services, increased costs of doing business or other material adverse effects on Lightbridge’s TDS business, financial condition, results of operations and cash flows.

The Banking Secrecy Act, the USA Patriot Act of 2001, and the Homeland Security Act contain anti-money laundering and financial transparency laws and mandate the implementation of various new regulations applicable to financial services companies, including obligations to monitor transactions and report suspicious activities. The obligations under these acts which may apply directly or could be applied to Lightbridge’s financial services partners or to certain of its merchant services, require the implementation and maintenance of internal practices, procedures, and controls which may increase the Company’s costs and may subject the Company to liability.

Businesses that handle consumers’ funds, such as the Company’s Payment Processing business, are subject to numerous regulations, including those related to banking, credit cards, ACH processing, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. In addition, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet concerning matters such as taxes, pricing, content and distribution.

Furthermore, the growth and development of the e-commerce market may prompt more stringent consumer protection laws that may impose additional regulatory burdens on those companies, such as Lightbridge, that provide services to online business. The adoption of additional laws or regulations, or taxation requirements, may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company’s products and services and increase the Company’s cost of doing business.

Consumer protection laws in the areas of privacy, credit and financial transactions have been evolving rapidly at the state, federal and international levels. As the electronic transmission, processing and storage of financial information regarding consumers continues to grow and develop, it is likely that more stringent consumer protection laws may impose additional burdens on companies involved in such transactions including, without limitation, modification of unauthorized disclosure of personal information of individuals. Uncertainty and new laws and regulations, as well as the application of existing laws to e-commerce, could limit the Company’s ability to operate in its markets, expose the Company to compliance costs fines and penalties, and substantial liability and result in costly and time-consuming litigation.

In addition, privacy legislation including the Gramm-Leach-Bliley Act (GLBA) and regulations thereunder affect the nature and extent of the products or services the Company is able to provide to clients across all segments as well as the Company’s ability to collect, monitor and disseminate information subject to privacy protection. Consumer legislation such as the Fair Credit Reporting Act (FCRA) and Equal Credit Opportunity Act (ECOA) and state laws also affect the nature and extent of the products or services the Company is able to provide to clients.

In the Payment Processing segment, the Company is responsible to maintain compliance with industry security standards set forth by the credit card associations under PCI, and ACH processing rules and guidelines set forth by the National ACH Association (NACHA).

The Securities and Exchange Commission (SEC) and the National Association of Securities Dealers, Inc. have also enacted regulations affecting corporate governance, securities disclosure or compliance practices. The Company expects these regulations to increase its compliance costs and to make some of its activities more time-consuming.

Proprietary Rights

Lightbridge’s success across all segments is dependent upon proprietary technology. Lightbridge has traditionally relied on a combination of copyrights, patents, trade secrets and employee and third-party non-disclosure agreements to establish and protect its rights in its software products and proprietary technology. Lightbridge protects the source code versions of its products as trade secrets and as unpublished copyrighted works, and has internal policies and systems designed to limit access to and require the confidential treatment of its trade secrets. Lightbridge software is provided either on an outsourced basis or under license agreements that grant clients the right to use, but contain various provisions intended to protect Lightbridge’s ownership and confidentiality of the underlying copyrights and technology. Lightbridge requires its employees and other parties with access to its confidential information to execute agreements prohibiting unauthorized use or disclosure of Lightbridge’s technology. In addition, Lightbridge’s employees are required as a condition of employment to enter into confidentiality agreements with Lightbridge. Lightbridge also relies on the law of trademarks to establish and protect rights in its products, services and brand names.

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

Employees

As of January 31, 2006, Lightbridge had a total of 629 employees, of which 593 were full-time and 36 were part-time or seasonal. The number of personnel employed by Lightbridge varies seasonally. None of Lightbridge’s employees are represented by a labor union, and Lightbridge believes that its employee relations are good.

The future success of Lightbridge will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel can be strong, particularly for sales and marketing personnel, software developers and service consultants.

Additional Available Information

Lightbridge’s principal Internet address is www.lightbridge.com. The Company’s web site provides a hyperlink to a third-party web site through which Lightbridge’s annual, quarterly and current reports, and amendments to those reports, are available free of charge. Lightbridge believes these reports are made available as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. The Company does not maintain or provide any information directly to the third-party web site, and does not check its accuracy. Copies of the Company’s SEC reports can also be obtained from the SEC’s web site at www.sec.gov. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors

If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly.

Our TDS revenues are concentrated among a few major clients. Our 10 largest clients accounted for approximately 57% and 75% of our total revenues in the year ended December 31, 2005 and 2004, respectively. We have no significant merchant concentration in our Payment Processing business. Although our client concentration has declined, we expect that a substantial part of our revenues will continue to come from a relatively small number of clients for the foreseeable future. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, acquisitions, or as the result of the perceived quality or cost-

effectiveness of our products or services. Our services agreements with Sprint Spectrum L.P. (Sprint), and Nextel Operations, Inc. (Nextel) expire in December 2006. Our services agreement with AT&T Wireless Services, Inc. (AT&T Wireless) expires on April 1, 2009, but is subject to earlier termination upon twelve months’ notice and designated services upon notice. In February 2004, Cingular Wireless LLC (Cingular) announced an agreement to acquire AT&T Wireless and in October 2004, Cingular announced that it had completed its merger with AT&T Wireless. In March 2006, AT&T Inc. and Bell South Corporation announced an agreement to merge the two companies, which will streamline the ownership and operation of Cingular Wireless LLC, which is jointly owned by the two companies. Cingular is not presently a client of Lightbridge. We do not expect that client to generate significant revenue in 2006. On August 12, 2005, the merger transaction between Sprint and Nextel was completed to form Sprint Nextel Corporation (Sprint/Nextel). Following the merger we decreased certain transaction fees to Sprint/Nextel commencing in the third quarter of 2005, and, as a result, we expect our future revenues for Sprint/Nextel to decrease in comparison to the historical levels for Sprint and Nextel when they were separate customers.

We are unable to predict the long term effect of the merger on our relationship with Sprint/Nextel, which represented approximately 33% of our total revenues in 2005 including, without limitation, the timing or extent of any reductions in applications processed or other services provided under our contracts with those clients or further price reductions. It is possible that Sprint, Nextel or both could elect not to renew their agreements, to reduce the volume of products and services they purchase from us or to request significant changes to the pricing or other terms in any renewal agreement. The loss of Sprint, Nextel or both, or any of our other major clients would cause sales to fall below expectations and materially reduce our revenues, margins and net income and adversely affect our business.

Certain of Our Future Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase.

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

Historically, A Majority of Our Revenues Have Been Concentrated in the Wireless Telecommunications Industry, Which Have Experienced Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs.

Historically, we derived a majority of our revenues from companies in the wireless telecommunications industry, and we expect that wireless telecommunications companies will continue to account for a substantial part of our revenues in 2006. In recent years, the growth rate of the domestic wireless industry has slowed. In addition, consolidation has affected the number of carriers to whom our products and services can be marketed and sold, and competition among wireless carriers has continued to increase, resulting in heightened efforts by carriers to control costs. Many of our carrier clients have sought and received, and may in the future seek, pricing concessions when they renew their services agreements with us or at other times, which would adversely affect our revenues, margins and net income. In addition, certain of our carrier clients have sought bankruptcy protection in recent years, and we believe it is possible that additional clients may file for bankruptcy protection if current industry conditions continue. Bankruptcy filings by our clients or former clients such as WorldCom, Inc. may prevent us from collecting some or all of the amounts owing to us at the time of filing, may require us to return some or all of any payments received by us within 90 days prior to a bankruptcy filing and may also result in the termination of our service agreements. As a result of the foregoing conditions, our success depends on a number of factors:

•	our ability to maintain our profit margins on sales of products and services to companies in the wireless telecommunications industry;

•	the financial condition of our clients and their continuing ability to pay us for services and products;

•	our ability to develop and market new or enhanced products and services to new and existing clients;

•	continued growth of the domestic wireless telecommunications markets; and

•	our ability to increase market penetration in the wireless telecommunications market.

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

Our clients also include telecommunications companies that, to the extent that they extend consumer credit, may be subject to federal and state regulations. In making credit evaluations of consumers, performing fraud screening or user authentication, our clients are subject to requirements of federal law, including the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation may also affect the nature and extent of the products or services that we can provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection. Although most of the products and services we provide to the telecommunications industry, other than our ProFile service, are not directly subject to these requirements, we must take these extensive and evolving requirements into account in order to meet our clients’ needs. In some cases, consumer credit laws require our clients to notify consumers of credit decisions made in connection with their applications for telecommunications services, and we have contracted with some of our clients, including Sprint/Nextel, AT&T Wireless, and Dobson Communications, Inc., to provide such notices on their behalf. Our software has in the past contained, and could in the future contain, undetected errors affecting compliance by our clients with one or more of these legal requirements. Failure to properly implement these requirements in our products and services in a timely, cost-effective and accurate manner could result in liability, either directly or as indemnitor of our clients, damage to our reputation and relationships with clients and a loss of business.

Consumer protection laws in the areas of privacy, credit and financial transactions have been evolving rapidly at the state, federal and international levels. As the electronic transmission, processing and storage of financial information regarding consumers continues to grow and develop, it is likely that more stringent consumer protection laws may impose additional burdens on companies involved in such transactions including, without limitation, notification of unauthorized disclosure of personal information of individuals. Uncertainty and new laws and regulations, as well as the application of existing laws, could limit our ability to operate in our markets, expose us to compliance costs, fines, penalties and substantial liability, and result in costly and time-consuming litigation.

Furthermore, the growth and development of the market for e-commerce may prompt more stringent consumer protection laws that may impose additional regulatory burdens on companies that provide services to online business. The adoption of additional laws or regulations, or taxation requirements may affect the ability to offer, or cost effectiveness of offering, goods or services online, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

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

We May Become a Party to Intellectual Property Infringement Claims, Which Could Harm Our Business.

From time to time, we have had and may be forced to respond to or prosecute other intellectual property infringement claims to protect our rights or defend a client’s rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business and operating results. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our products in the U.S. and abroad and could result in the award of substantial damages against us. We may be required to enter into royalty or licensing agreements with third parties claiming infringement by us of their intellectual property in order to settle these claims. These royalty or licensing agreements, if available, may not have terms that are acceptable to us. In addition, if we are forced to enter into a license agreement with terms that are unfavorable to us, our operating results would be materially harmed. We may also be required to indemnify our clients for losses they may incur under indemnification agreements if we are found to have violated the intellectual property rights of others. Please refer to Part I Item 3, “Legal Proceedings” for a discussion of certain pending matters related to our intellectual property.

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

Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.

Authorize.Net distributes its service offerings primarily through outside sales distribution partners. Authorize.Net’s revenues are derived predominantly through these relationships with outside distribution partners. In addition, our TDS business has entered into a business alliance with VeriSign to assist us in penetrating the online transaction market for authentication services.

We intend to continue to market and distribute our current and future products and services through existing and other relationships both in and outside of the United States. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Failure by our existing and future distributors or other sales and marketing partners to generate significant revenues or our failure to establish additional distribution or sales and marketing alliances or changes in the industry that render third party distribution networks obsolete could have a material adverse effect on our business, operating results and financial condition. In addition, we may be required to pay higher commission rates in order to maintain loyalty among our third-party distribution partners, which may have a material adverse impact on our profitability.

In addition, distributors and other sales and marketing partners may become our competitors with respect to the products they distribute either by developing a competitive product themselves or by distributing a competitive offering. For example, outside sales partners of Authorize.Net products and services are permitted to and generally do market and sell competing products and services. With respect to the TDS business, VeriSign may elect to market or acquire alternative fraud and identity verification products for authentication services. Competition from existing and future distributors or other sales and marketing partners could significantly harm sales of our products.

Changes to Credit Card Association and ACH Rules or Practices Could Adversely Impact Our Authorize.Net Business.

Our Authorize.Net credit card payment gateway does not directly access the credit card associations. As a result, we must rely on banks and their credit card processing providers to process our transactions. Nevertheless, as a payment gateway we must comply with the operating rules of the credit card associations. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with Authorize.Net. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, resulting in our inability to give customers the option of using credit cards to fund their payments. If we were unable to provide a gateway for credit card transactions, our Authorize.Net business would be materially and adversely affected.

In December 2004, the Payment Card Industry Data Security Standard was created by major credit card companies to safeguard customer information. Visa, MasterCard, American Express, and other credit card associations mandate that merchants and service providers meet certain minimum standards of security when they store, process and transmit cardholder data. Our Payment Processing business must comply with this standard in order continue as an internet payment gateway. Changes to this standard may require us to invest significant resources in engineering and hardware in order to comply.

Additionally, our Payment Processing business is required to be compliant with Automated Clearing House processing rules promulgated by the National ACH Association. NACHA could adopt new operating rules or interpretations of existing rules which we might find difficult or impossible to comply with, resulting in our inability to give customers the option of using the ACH network for payment processing services, as well as significantly hinder our ability to utilize the ACH network for our own billing and collection activities for our own services.

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

In addition, the storage and transmission of confidential personal data, coupled with the large volume of payments that we handle for our clients makes us vulnerable to third-party or employee fraud or other internal security breaches. Further, we may be required to expend significant capital and other resources to protect against security breaches and fraud to address any problems they may cause.

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

Authorize.Net is compliant with Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. Additionally, Authorize.Net is compliant with the credit card industry’s PCI security requirements. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system.

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

Sales of goods and services over the Internet do not currently represent a significant portion of the overall sales of goods and services in the economy. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers in the United States and as a means to grow our business. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

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

We rely to a substantial extent on third parties to provide some of our equipment, software, data, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. For example, our Payment Processing business requires the services of third-party payment processors. If any of these processors cease to allow us to access their processing platforms, our ability to process credit card payments would be severely impacted. In addition, we depend on a single Originating Depository Financial Institution (ODFI) partner to process ACH transactions, and our ability to process these transactions would be severely impacted if we were to lose such partner for any reason.

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

We Have Made and May Continue to Make Acquisitions, Which Involve Risks.

We acquired Authorize.Net Corporation in March of 2004. We may also make additional acquisitions in the future if we identify companies, technologies or assets that appear to expand or complement our core business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. If we are not able to make acquisitions, we may not be able to expand our business. For example:

•	We may experience difficulty in integrating and managing acquired businesses successfully and in realizing anticipated economic, operational and other benefits in a timely manner. The need to retain existing clients, employees, and sales and distribution channels of an acquired company and to integrate and manage differing corporate cultures can also present significant risks. If we are unable to successfully integrate and manage acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

•	Our acquisition of other businesses could significantly reduce our available cash and liquidity. In other future acquisitions, we may issue equity securities that could be dilutive to our shareholders or we may use our remaining cash, which may have an adverse effect on our liquidity. We also may incur additional debt and amortization expense related to intangible assets as a result of acquisitions. This additional debt and amortization expense, as well as the potential impairment of any purchased goodwill, may materially and adversely affect our business and operating results. We may also be required to make continuing investments in acquired products or technologies to bring them to market, which may negatively affect our cash flows and net income.

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

The Success of Our Business Strategy Is Dependent on Our Ability to Further Penetrate into Existing Markets and to Expand into New or Complementary Markets.

As part of our business strategy, we are seeking to further penetrate into existing markets and to expand our business into new markets or markets that are complementary to our existing businesses, with a focus on the

Payment Processing business. If we are not able to successfully expand our penetration into existing markets or into new markets, our financial results and future prospects may be harmed. Our ability to increase market penetration and enter new markets depends on a number of factors, including:

•	growth in our existing and targeted markets;

•	our ability to provide products and services to address the needs of those markets; and

•	competition in those markets.

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

We Need to Continue to Improve or Implement our Procedures and Controls.

Requirements adopted by the SEC in response to the passage of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control over financial reporting, and attestation of these systems by our independent public accounting firm. In January 2006, we re-evaluated our disclosure controls and procedures for the first three quarters of fiscal 2005 and concluded, based upon management’s January 2006 evaluation of those disclosure controls and procedures, that as of March 31, June 30, September 30, and December 31, 2005, our disclosure controls and procedures were not fully effective as of those dates to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives. Specifically at December 31, 2005, we had material weaknesses in our procedures for income tax accounting and our ability to properly account and report complex transactions and we restated our financial results for the year ended December 31, 2004 and the quarterly periods ended March 31, June 30 and September 30, 2005 to correct our reporting for income taxes. In addition, in connection with the audit of our financial statements for 2005, management identified an error in accounting and reporting the sale of the INS business in the statement of cash flows, which has been identified as a material weakness. Previously, we had evaluated our disclosure controls and procedures as of March 31 and September 30, 2005 and found them effective to provide a reasonable level of assurance of reaching our disclosure control objectives. However, our previous evaluation as of June 30, 2005 had identified a separate material weakness as a result of which adjustments were needed to properly account for the gain on the sale of our INS business. Please refer to Part II. Item 9A. below for a discussion about controls and procedures. We continue to evaluate such disclosure controls and procedures, and may modify, enhance or supplement them as appropriate in the future. There can be no assurance that we will be able to maintain compliance with all of the new requirements. Any modifications, enhancements or supplements to our internal control systems or in documentation of such internal control systems could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the ensuing year. Our stock price may be adversely affected because of our conclusion that our internal controls over financial reporting were not effective in 2005.

Our Business May Be Harmed by Errors in Our Software.

The software that we develop and license to clients, and that we also use in providing our transaction processing and contact center services, is extremely complex and contains hundreds of thousands of lines of computer code. Large, complex software systems such as ours are susceptible to errors. The difficulty of preventing and detecting errors in our software is compounded by the fact that we maintain multiple versions of our systems to meet the differing requirements of our major clients, and must implement frequent modifications to these systems in response to these clients’ evolving business policies and technical requirements. Our software design, development and testing processes are not always adequate to detect errors in our software prior to its release or commercial use. As a result, we have from time to time discovered, and may likely in the future discover, errors in software that we have put into commercial use for our clients, including some of our largest clients. Because of the complexity of our systems and the large volume of transactions they process on a daily basis, we sometimes have not detected software errors until after they have affected a significant number of transactions. Software errors can have the effect of causing clients that utilize our products and services to fail to comply with their intended credit or business policies, or to fail to comply with legal, credit card, and banking requirements, such as those under the ECOA, FCRA, GLBA, NACHA, SDP and PCI.

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

Our Initiatives to Improve Our Software Design and Development Processes May Not Be Successful.

The development of our products has, in some cases, extended over a period of more than ten years. This incremental development process has resulted in systems which are extremely complex. Systems of the size and complexity of ours are inherently difficult to modify and maintain. We have implemented and are also evaluating changes in our product development, testing and control processes to improve the accuracy and timeliness of modifications that we make to our software, including the frequent modifications that we must make in response to changes in the business policies and technical requirements of our clients. We believe that our initiatives to implement new product architecture and to improve our product development, test and control processes will be important to our future competitive position and success. If we are not successful in carrying out these initiatives on a timely basis or in a manner that is acceptable to our clients, our business and future prospects could be harmed.

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

Our revenues are difficult to forecast for a number of reasons:

•	Seasonal and retail trends affect our transaction revenues, in both our Payment Processing and TDS businesses, as well as our other products and services. Transaction revenues historically have represented the majority of our total revenues. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

•	The sales process for our products and services offered to telecommunications clients is lengthy, sometimes exceeding eighteen months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders could cause our quarterly revenues to fall substantially below expectations.

•	Our consulting services revenues can fluctuate based on the timing of product sales and projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues or staffing requirements accurately more than a few months in advance.

•	The factors described above under the headings “If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly”, “Certain of Our Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase”, and “Historically A Majority of Our Revenues Have Been Concentrated in the Wireless Telecommunications Industry, Which Has Experienced Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs”.

Most of our expenses, particularly employee compensation and facilities, are relatively fixed. As a result, even relatively small variations in the timing of our revenues may cause significant variations in our quarterly operating results and may result in quarterly losses.

Our quarterly results may also vary due to the timing and extent of restructuring and other charges that may occur in a given quarter.

Our quarterly results may be affected by new changes in accounting rules, such as the requirement to record stock-based compensation expense for employee stock option grants made at fair market value.

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

We Face Competition from a Broad and Increasing Range of Vendors.

The market for products and services offered to communications providers and participants in online transactions is highly competitive and subject to rapid change. Each of these markets is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in each of the markets in which we compete, which will result in the entrance of new or the creation of bigger competitors in the future. For example, in October 2005, VeriSign, Inc. announced that PayPal, Inc., a wholly owned subsidiary of eBay, Inc., agreed to acquire VeriSign’s payment gateway business and to form a strategic alliance with VeriSign, Inc. for on-line commerce and security. In addition, Google, Inc. has stated that it is developing a new payment services that may compete with us. We face potential competition from several primary sources:

•	providers of online payment processing services, including CyberSource Corporation, Plug & Pay Technologies, Inc., PayPal, Inc., Google, Inc. and LinkPoint International, Inc.

•	software vendors that provide one or more customer acquisition, customer relationship management and retention or risk management solutions, including ECtel Ltd., TSI Telecommunications Services Inc., Fair Isaac Corporation, Magnum Software Systems, Inc., CGI Group, Inc. and SLP Infoware;

•	service providers that offer customer acquisition, customer relationship management and retention, risk management or authentication services in connection with other services, including Choicepoint Inc., Visa U.S.A., Experian Information Solutions, Inc., Equifax, Inc., Lexis Nexis, Trans Union, L.L.C., Schlumberger Sema plc and Amdocs Ltd;

•	information technology departments within larger carriers that have the ability to provide products and services that are competitive with those we offer;

•	information technology vendors that offer wireless and internet software applications such as CGI Group, Inc, Oracle Corporation, Microsoft Corporation and International Business Machines Corporation;

•	consulting firms or systems integrators that may offer competitive services or the ability to develop customized solutions for customer acquisition and qualification, customer relationship management and retention or risk management, such as CGI Group, Inc., Accenture Ltd., BearingPoint, Inc., PeopleSoft, Inc., Siebel Systems, Inc. and Cap Gemini Ernst & Young; and

•	a number of alternative technologies, including profilers, personal identification numbers and authentication, provided by companies such as Verizon Communications, Inc., Authentix Network Inc. and Fair Isaac Corporation.

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

We have a limited number of U.S. and foreign patents, and have pending applications for additional patents, but we cannot be certain that any additional patents will be issued on those applications, that any of our current or future patents will protect our business or technology against competitors that develop similar technology or products or services or provide us with a competitive advantage, or that others will not claim rights in our patents or our proprietary technologies.

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

Our Foreign Operations Subject Us to Risks and Concerns Which Could Negatively Affect Out Business Overall.

We have operations outside the U.S. at our contact center located in Liverpool, Nova Scotia, Canada and are planning to deploy other contact center operations outside the U.S. In addition to the risks generally associated with operations in the U.S., operations in foreign countries present us with additional risks, including the following:

•	the imposition of financial and operational controls and regulatory restrictions by foreign governments;

•	the need to comply with a wide variety of complex U.S. and foreign laws including, without limitation, import and export laws and treaties;

•	fluctuations in interest and currency exchange rates;

•	security risks; and

•	difficulties in managing staffing and managing foreign subsidiary operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Lightbridge leases approximately 80,000 square feet in a single building in Burlington, Massachusetts for its corporate headquarters and its principal sales, consulting, marketing, operations and product development facility for its TDS business. This lease was executed and delivered in January 2004, had a rent commencement date in June 2004 and expires in 2011. The Company sublet 35,000 square feet in conjunction with the Company vacating the third floor of the Company’s corporate headquarters in the third quarter of 2005. The initial sublease term is from November 9, 2005 through September 30, 2008.

The Company leases approximately 14,000 and 23,400 square feet with lease expiration dates in 2010 and 2009, respectively, in American Fork, Utah and Bellevue, Washington, respectively, for its Payment Processing operations. The Company’s Bellevue, Washington lease was executed in August 2004, and had a rent commencement date in September 2004.

The Company leases approximately 21,000 and 30,000 square feet with lease expiration dates in 2006 and 2008, respectively, for its discontinued product development facilities in Irvine, California and Broomfield, Colorado, respectively. The Company leases 32,000 and 29,000 square feet with lease expiration dates in 2009 and 2007, respectively, for contact centers in Liverpool, Nova Scotia, Canada and Lynn, Massachusetts, respectively. The Company’s Nova Scotia lease was entered into in February 2004, and had a rent commencement date in May 2004. The Company leases approximately 4,000 square feet in Waltham, Massachusetts for one of its three data centers with a lease expiration date in 2010. The terms of the Company’s leases generally run from one to six years. Lightbridge believes that its present facilities are adequate for its current needs and that suitable additional space will be available as needed.

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

The defendants have denied the allegations of the plaintiff and have counterclaimed, seeking a declaration that plaintiff’s patents have not been infringed and are invalid. The litigation is bifurcated, with separate liability and damages phases. The period designated for fact discovery during the liability phase has concluded. Following a claim construction hearing, the court issued an order on October 18, 2005 construing terms in one patent claim and finding other claims invalid. No liability-phase trial date has been set. The Company incurred legal expenses in 2004 and 2005 of approximately $200,000 and $1,100,000, respectively, in connection with the defense of this lawsuit following the Company’s acquisition of Authorize.Net, and expects to incur defense costs of approximately $1.5 million in 2006. The Company intends to vigorously pursue available defenses to the lawsuit. The Company is not currently able to estimate the possibility of loss or range of loss, relating to this lawsuit. While there can be no assurances as to the outcome of the lawsuit, an adverse outcome of the lawsuit could have a material effect on the Company’s financial condition, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2005.

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

Shares of the Company’s common stock, $.01 par value per share, are quoted on The NASDAQ Stock Market under the symbol “LTBG.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of the common stock on the National Market System, as reported in published financial sources:

	High	Low

2005
First Quarter	$6.35	$5.74
Second Quarter	$6.79	$5.73
Third Quarter	$8.10	$6.50
Fourth Quarter	$9.95	$7.53
2004
First Quarter	$9.06	$5.90
Second Quarter	$6.62	$5.16
Third Quarter	$5.54	$3.74
Fourth Quarter	$6.04	$4.44

As of March 13, 2006, there were 166 holders of record of common stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but which does include each such brokerage house or clearing agency as one record holder).

The Company has never declared or paid any cash dividends on its common stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and therefore does not expect to pay any cash dividends in the foreseeable future.

The Company did not make any repurchases of its common stock during 2005. The stock repurchase program authorized by the Board of Directors in October 2001 and expanded by the Board of Directors in April 2003 expired on September 26, 2005. Accordingly, no amounts remain available for the repurchase of common stock under the program at December 31, 2005.

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

The following selected financial data includes the results of operations, from the date of acquisition, of Authorize.Net Corporation, which the Company acquired on March 31, 2004. See Note 1 to the Company’s Consolidated Financial Statements for further information concerning this acquisition. All current year and comparative prior period amounts have been restated to reflect the discontinued operations of our INS and Instant Conferencing businesses. See Note 3 to the Company’s Consolidated Financial Statements for further information concerning discontinued operations.

	Years Ended Dec. 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues	$108,278	$115,133	$99,023	$107,120	$122,373
Cost of revenues	49,803	58,533	52,624	55,853	62,890

Gross profit	58,475	56,600	46,399	51,267	59,483

Operating expenses:
Engineering and development costs	14,375	18,002	17,150	15,389	14,325
Sales and marketing	18,072	17,705	8,960	6,848	8,478
General and administrative	15,974	15,758	12,991	15,569	14,103
Restructuring costs	1,259	4,069	1,227	3,154	173
Purchased in-process research and development	—	679	—	—	—
Merger related costs	—	—	—	—	5,999

Total operating expenses	49,680	56,213	40,328	40,960	43,078

Income from operations	8,795	387	6,071	10,307	16,405
Interest income	1,937	935	1,778	2,439	4,233
Equity in loss of partnership investment	—	—	(471)	(464)	—

Income from continuing operations before provision for income taxes	10,732	1,322	7,378	12,282	20,638
Provision for income taxes	1,976	8,677	1,889	2,591	4,913

Income (loss) from continuing operations	8,756	(7,355)	5,489	9,691	15,725

	Years Ended Dec. 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Discontinued operations, net of income taxes:
Gain on sale of INS business	12,689	—	—	—	—
Discontinued operations	(2,433)	(8,050)	(6,938)	(6,061)	(1,770)

Total discontinued operations, net of income taxes	10,256	(8,050)	(6,938)	(6,061)	(1,770)

Net income (loss)	$19,012	$(15,405)	$(1,449)	$3,630	$13,955

Net income (loss) per common share (basic):
From continuing operations	$0.33	$(0.28)	$0.20	$0.35	$0.56
From discontinued operations	0.38	(0.30)	(0.25)	(0.22)	(0.06)

Net income (loss) per common share (basic)	$0.71	$(0.58)	$(0.05)	$0.13	$0.50

Net income (loss) per common share (diluted):
From continuing operations	$0.32	$(0.28)	$0.20	$0.34	$0.54
From discontinued operations	0.38	(0.30)	(0.25)	(0.21)	(0.06)

Net income (loss) per common share (diluted)	$0.70	$(0.58)	$(0.05)	$0.13	$0.48

Basic weighted average shares	26,670	26,643	27,015	28,030	27,987

Diluted weighted average shares	27,282	26,643	27,416	28,433	28,791

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$84,808	$51,625	$133,488	$133,470	$118,570
Working capital	$74,156	$42,997	$137,684	$136,501	$127,129
Total assets	$189,535	$170,486	$177,836	$180,672	$188,882
Long-term obligations, less current portion	$965	$149	$33	$259	$667
Stockholders’ equity	$156,953	$135,667	$154,503	$159,641	$161,522

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations has been restated to give effect to the operations that were discontinued during 2005. See “Discontinued Operations” below and Note 3 to the consolidated financial statements for further information concerning discontinued operations.

Overview

We develop, market and support a suite of products and services for merchants that sell products and services online and communications providers, including payment processing, customer acquisition and qualification, risk management, and authentication services.

A majority of our revenues historically have been derived from clients located in the United States. Our revenues are derived from transaction services and consulting and maintenance services.

Our transaction service revenues are derived primarily from the processing of applications for qualification of subscribers for telecommunications services, the activation of services for those subscribers and from the processing of payment transactions for merchants. Our telecommunications transactions offerings include screening for subscriber fraud, evaluating carriers’ existing accounts, interfacing with carrier and third-party systems and providing contact center services. We also offer transaction services to screen and authenticate the identity of users engaged in online transactions. Our transaction-based solutions provide multiple, remote, systems access for workflow management, along with centrally managed client-specified business policies, and links to client and third-party systems. Transaction services are provided through contracts with carriers and others, which specify the services to be utilized and the markets to be served. Our clients are charged for these services on a per transaction basis. Pricing varies depending primarily on the volume and type of transactions, the number and type of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of transactions processed varies depending on seasonal and retail trends, the success of the carriers and others utilizing our services in attracting subscribers and the markets served by our clients. Transaction revenues are recognized in the period in which the services are performed.

We believe we may continue to experience changes in the combination of services acquired by TDS clients and that competitive pricing pressures will continue to negatively affect transaction revenues in 2006. In order to add to our business, we are seeking to expand our reach in the e-commerce and payment processing business markets and to target industry sectors in the TDS business we do not currently serve and to add new telecommunications clients.

On January 13, 2006, the Company announced a restructuring focused primarily within the TDS business, as well as reductions in general and administrative expenses. This action reflects the Company’s continued commitment to align cost and revenue. The restructuring consists of a total workforce reduction of about 4%, and the Company expects to record a restructuring charge of approximately $1.4 to $1.5 million in the first quarter of 2006, primarily related to employee severance and termination benefits.

Transaction services revenues related to payment processing are derived from our credit card processing and ACH processing services, and other services (collectively, “processing services”). Processing services revenue is based on a one-time set up fee, a monthly gateway fee, and a fee per transaction. The per transaction fee is recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid to us at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. Commissions paid to outside sales partners are recorded in sales and marketing expense in our statements of operations in the month in which the related revenue is recognized.

Our consulting revenues are derived principally from providing solution development and deployment services and business advisory consulting in the areas of customer acquisition and retention, authentication, and risk management. The majority of consulting engagements are performed on a time and materials basis and revenues from these engagements are recognized based on the number of hours worked by our consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. When we perform work under a fixed fee arrangement, revenues are generally recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. In instances where the customer, at its discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs. Revenues from software maintenance and support contracts are recognized ratably over the term of the agreement.

Operating Segments

Based upon the way financial information is provided to our chief operating decision maker, the Chief Executive Officer, for use in evaluating allocation of resources and assessing performance of the business, we now report our operations in two distinct operating segments: Payment Processing Services , and Telecom Decisioning Services.

The Payment Processing segment offers a transaction processing system, under the Authorize.Net® brand, that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. The TDS segment provides customer qualification, risk assessment, fraud screening, consulting services and contact center services to telecommunications and other companies. Within these two segments, performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments.

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

Results of Operations

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenues.  Revenues and certain revenues comparisons for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)

Transaction services	$102,821	$103,648	$(827)	(0.8)%
Consulting and maintenance services	5,457	9,851	(4,394)	(44.6)
Software licensing and hardware	—	1,634	(1,634)	(100.0)

Total	$108,278	$115,133	$(6,855)	(6.0)%

The decrease in transaction services revenues was due to the decline of $19.3 million in transaction services revenue from our TDS segment partially offset by an increase in revenue of $18.5 million from Authorize.Net. The decline in TDS transaction services revenues was primarily a result of a $15.2 million reduction in transaction fees charged to AT&T Wireless, a decrease in transaction fees charged to Sprint and Nextel as a result of the merger between Sprint and Nextel, and an unfavorable change in the mix of services provided to them. TDS transaction services revenues in 2004 included approximately $0.5 million related to a settlement received as a result of the WorldCom, Inc. bankruptcy proceedings, for services provided to WorldCom, Inc. in 2002. We did not recognize revenue at the time the services were performed due to concerns regarding the collectibility of our fees.

The increase in Authorize.Net transaction services revenue was due to a full year of revenue in 2005 and an increase in the number of merchant customers added and the volume of transactions processed. Lightbridge began recording Payment Processing revenues as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. The year ended December 31, 2004 includes revenue from April 1, 2004 through December 31, 2004. Authorize.Net revenue for the year ended December 31, 2005 increased 29% compared to the same period in 2004 as reported by the Company and Authorize.Net’s former owner, InfoSpace, Inc.

In the near term, we expect transaction services revenue from Authorize.Net to continue to increase and comprise a majority of our business in 2006. However, in the near term, we also expect transaction services revenue associated with our TDS segment to decline from 2005 levels as a result of declining revenues from AT&T Wireless, pricing reductions to Sprint and Nextel following the merger of the two companies, and continued pricing pressures. We do not expect AT&T Wireless to contribute significant revenues in 2006. We expect TDS transaction services revenues to continue to reflect the industry’s rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). We believe that transaction revenue in future periods will continue to be impacted by industry trends, changes in the demand for our transaction offerings, changes in the combination of services purchased by clients, carrier consolidation, and competitive pricing pressures.

The decrease in consulting and maintenance services revenues of $4.4 million was principally due to lower revenues from AT&T Wireless and a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product. We believe that consulting and maintenance services revenue related to our TDS segment will continue to be impacted by pricing pressures on maintenance services and a reduced level of consulting activity.

The decline in software licensing and hardware revenues of $1.6 million in 2005 was due to our decision to no longer actively market, sell or develop our RMS product. We do not expect any significant software licensing and hardware revenues in the future.

Cost of Revenues and Gross Profit.  Cost of revenues consists primarily of personnel costs, software and services, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues for Authorize.Net, included in transaction services cost of revenues, consists of expenses associated with the delivery, maintenance and support of Authorize.Net’s products and services, including personnel costs, communication costs, such as high-bandwidth Internet access, server equipment depreciation, transactional processing fees, as well as customer care costs. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed, changes in the mix of transaction revenues between those from automated transaction processing and those from processing transactions through our TeleServices contact centers, changes in pricing to certain clients and changes in the mix of total revenues among transaction services revenues, consulting and maintenance services revenues, and software licensing and hardware revenues.

Cost of revenues, gross profit and certain comparisons for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)

Cost of revenues:
Transaction services	$47,263	$54,127	$(6,864)	(12.7)%
Consulting and maintenance services	2,540	4,393	(1,853)	(42.2)
Software licensing and hardware	—	13	(13)	(100.0)

Total cost of revenues	$49,803	$58,533	$(8,730)	(14.9)%

Gross profit:
Transaction services $	$55,558	$49,521	$6,037	12.2%
Transaction services %	54.0%	47.8%
Consulting and maintenance services $	$2,917	$5,458	$(2,541)	(46.6)%
Consulting and maintenance services %	53.5%	55.4%
Software licensing and hardware $	$—	$1,621	$(1,621)	(100.0)%
Software licensing and hardware %	—%	99.2%

Total gross profit $	$58,475	$56,600	$1,875	3.3%

Total gross profit %	54.0%	49.2%

Transaction services cost of revenues decreased by $6.9 million in 2005 from 2004. In our TDS business, spending decreased in our contact centers as a result of the closing of our Broomfield, Colorado contact center, and the staffing shift from that site to our Liverpool, Nova Scotia contact center. We also realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T Wireless, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and personnel-related savings resulting from our 2004 restructuring activities.

Transaction services gross profit and gross profit percentage increased primarily as a result of Authorize.Net’s higher contribution to the transaction services gross profit amount. Authorize.Net’s percent of the transaction services gross profit amount was 64% in 2005 versus 40% in 2004 as a result of higher revenues. This increase was partially offset by a decrease in the transaction services gross profit related to our TDS segment, where the revenue reduction exceeded the cost of sales expense reduction. Authorize.Net generated a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage in 2005 in comparison with 2004.

Consulting and maintenance services cost of revenues decreased by $1.9 million in 2005. This decrease was attributable to a reduction in personnel-related expenses as a result of the September and December 2004 restructurings. Consulting and maintenance services gross profit and gross profit percentage decreased in 2005 due to lower revenues related to our RMS product and from AT&T Wireless which were partially offset by the reduction in headcount.

There were no software licensing and hardware revenues in 2005 due to our decision to no longer actively market, sell or develop our RMS product.

Excluding the impact of a new accounting rule that will require expensing of share-based awards, we expect that fluctuations in gross profit may occur in future periods primarily because of a change in the mix of revenue generated from our two revenue components, and also because of competitive pricing pressures. A discussion of the new accounting rule on share-based awards is included in the section below entitled “New Accounting Pronouncement Not Yet Adopted.”

Operating Expenses.  Operating expenses and certain operating expense comparisons for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)

Engineering and development	$14,375	$18,002	$(3,627)	(20.1)%
Sales and marketing	18,072	17,705	367	2.1
General and administrative	15,974	15,758	216	1.4
Restructuring	1,259	4,069	(2,810)	(69.1)
Purchased in-process research and development	—	679	(679)	(100.0)

Total	$49,680	$56,213	$(6,533)	(11.6)%

Engineering and Development.  Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The $3.6 million decrease in engineering and development expenses for 2005 as compared with 2004 was primarily due to cost savings associated with the 2004 restructuring activities and our decision to cease new development and enhancement of our RMS software product. This decrease was partially offset by a full year of Authorize.Net engineering and development expenses in 2005 which we acquired on March 31, 2004. Authorize.Net represented $4.7 million of engineering and development expenses in 2005 compared to $3.2 million in 2004.

Excluding the impact of a new accounting rule that will require expensing of share-based awards, we expect engineering and development expenses to decrease in 2006 due to the benefits of our restructuring activities partially offset by a planned increase in the level of funded development associated with our Authorize.Net services and products.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. For Authorize.Net, sales and marketing expenses also include commissions paid to outside sales partners. The increase of $0.4 million in sales and marketing expenses in 2005 as compared to in 2004, was due to a full year of Authorize.Net sales and marketing expenses partially offset by restructuring activities and reduced sales and marketing program spending. Authorize.Net represented $16.3 million of sales and marketing expenses in 2005 compared to $10.2 million in 2004.

Excluding the impact of a new accounting rule that will require expensing of share-based awards, we expect sales and marketing expenses to continue to increase in 2006 with growth in Authorize. Net’s revenues as a result of sales partner commissions associated with these revenues.

General and Administrative.  General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. The increase in general and administrative costs in 2005 was primarily due to a full year of Authorize.Net general and administrative expenses partially offset by cost savings associated with the 2004 restructurings. Authorize.Net represented approximately $3.0 million of general and administrative expenses in 2005 compared to $2.6 million in 2004. In addition, during 2004, we incurred approximately $0.9 million in separation costs associated with the resignation our former President and Chief Executive Officer in August 2004. The separation costs were offset by a one-time benefit in 2004 of approximately $1.0 million related to the release from liability of amounts that had been reserved for potential claims against us related to the WorldCom, Inc. bankruptcy proceedings, by savings associated with the January 2004 and September 2004 restructurings, and by reductions in program spending.

Excluding the impact of a new accounting rule that will require expensing of share-based awards, we expect general and administrative expenses to slightly decrease in 2006 as a result of our restructuring activities.

Restructuring.  A discussion of restructuring charges recorded during 2005 and 2004 is contained in the separate “Restructurings” section below.

Purchased In-Process Research and Development (IPR&D).  In connection with the Authorize.Net acquisition, we recorded a $0.7 million charge during the first quarter of 2004 for two IPR&D projects. The Authorize.Net technology includes payment gateway solutions that enable merchants to authorize, settle and manage electronic transactions via the Internet, at retail locations and on wireless devices. The research projects in process at the date of acquisition related to the development of the Card Present Solution (CPS) and the Fraud Tool (FT). Development on the FT project and the CPS project was started at the end of 2003 and the beginning of 2004, respectively. The complexity of the CPS technology lies in its fast, flexible and redundant characteristics. The complexity of the FT technology lies in its responsiveness to changing fraud dynamics and efficiency.

Management used a variety of methods for evaluating the fair values of the projects, including independent appraisals. The value of the projects was determined by using the income method. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of estimated total research and development expenses to bring the projects to technological feasibility. At the acquisition date, we estimated that the CPS and the FT projects were approximately 15% and 80% complete, respectively, with fair values of approximately $638,000 and $41,000, respectively. The discount rate used for the fair value calculation was 30% for the CPS project and 22% for the FT project. At the date of acquisition, development of the technology involved risks to us including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology.

We completed the development of the FT project in May 2004 and the CPS project in September 2005 and spent approximately $129,000 and $433,000, respectively, on each project after the acquisition.

Interest Income.  Interest income consists of earnings on our cash and short-term investment balances. Interest income increased to $1.9 million in 2005 from $0.9 million in 2004. This increase was primarily due to an increase in our cash and short-term investments balance as a result of the cash received for the sale of our INS business, an increase in the prevailing interest rates, and cost savings from the 2004 and 2005 restructurings.

Provision for Income Taxes.  We recorded a provision for income taxes of approximately $2.0 million in 2005, which reflected a current provision for state and foreign taxes of $0.2 million, a deferred federal and state provision of $1.8 million attributable to amortization of intangibles with indefinite lives and includes a full valuation allowance after utilizing net operating loss carry-forwards to offset projected current taxable income. In the fourth quarter of 2004, we recorded a provision for income taxes of approximately $8.7 million, which included a federal and state provision of $1.3 million attributable to tax amortization of intangibles with indefinite lives and a full valuation allowance of $7.4 million being recorded against our deferred tax assets.

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

Despite our profitability in 2005, as of December 31, 2005, we have continued to maintain a full valuation allowance on our tax assets until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. If circumstances change such that the realization of the deferred tax assets is concluded to be more likely than not, the Company will record future income tax benefits at the time that such determination is made.

We expect to continue to increase our valuation allowance for any increase in the deferred tax liabilities relating to certain goodwill and indefinite-lived intangible assets. We will also adjust our valuation allowance if we assess that there is sufficient change in our ability to recover our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance. These changes could have a significant impact on our future earnings.

Results by Operating Segment.  Certain operating results and comparisons by operating segment for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)

Revenues:
TDS	$62,950	$88,297	$(25,347)	(28.7)%
Payment Processing	45,328	26,836	18,492	68.9

Total	$108,278	$115,133	$(6,855)	(6.0)%

Gross Profit:
TDS $	$23,049	$37,020	$(13,971)	(37.7)%
TDS %	36.6%	41.9%
Payment Processing $	$35,426	$19,580	$15,846	80.9%
Payment Processing %	78.2%	73.0%

Total gross profit $	$58,475	$56,600	$1,875	3.3%

Total gross profit %	54.0%	49.2%

Operating Income:
TDS	$11,275	$16,118	$(4,843)	(30.0)%
Payment Processing	11,378	3,560	7,818	219.6

Total segment operating income	$22,653	$19,678	$2,975	15.1%

Reconciling items(1)	(13,858)	(19,291)
Total operating income	$8,795	$387

(1)	Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.

Revenues by Operating Segment

TDS.  The decline in TDS revenues was primarily a result of a reduction in revenue from AT&T Wireless and a reduction in revenue from our RMS product. Other contributing factors were a decrease in certain transaction fees charged to Sprint and Nextel following the merger between Sprint and Nextel, and an unfavorable change in the mix of services provided for 2005 as compared to 2004.

Payment Processing.  Lightbridge began recording Payment Processing revenues as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004. The year ended December 31, 2004 includes revenue from April 1, 2004 through December 31, 2004. Authorize.Net revenue for the year ended December 31, 2005 increased 29% compared to the same period in 2004 as reported by Lightbridge above and by Authorize.Net’s former owner, InfoSpace, Inc. The increased revenues were primarily the result of an increase in the number of merchant customers served and the volume of transactions processed.

Gross Profit by Operating Segment

TDS.  The decline in TDS gross profit was a result of lower revenue, primarily due to a reduction in revenue from AT&T Wireless and a reduction in revenue from our RMS product. Other factors contributing to the decline in revenue are described above. The impact of the revenue decline was partially mitigated by an $11.6 million expense reduction. Spending decreased in our contact centers as a result of the closing of our Broomfield, Colorado contact center, and the staffing shift from that site to our Liverpool, Nova Scotia contact center.

Our overall cost of revenues reflects realized reductions in third party data and services costs as a result of processing fewer transactions for AT&T Wireless, reduced costs for maintaining systems and networks used in processing qualification and activation transactions, and personnel-related savings resulting from our 2004 restructuring activities.

Payment Processing.  The increase in Payment Processing gross profit was a result of a full year of revenue from Authorize.Net as described above. We expect gross profit generated by our Payment Processing Segment to represent a larger portion of our total gross profit in 2006 as compared with 2005.

Operating Income by Operating Segment

TDS.  The decline in TDS operating income reflects the impact of reduced revenues, partially offset by spending reductions resulting from our 2004 restructuring activities. We expect the operating income generated by our TDS to become a smaller portion of our total operating income in 2006 as compared with 2005.

Payment Processing.  The increase in Payment Processing gross profit in both absolute dollars and as a percentage of total revenues was a result of a full year of revenue from Authorize.Net as described above. We expect the operating income generated by our Payment Processing Segment to become a larger portion of our total operating income in 2006 as compared with 2005.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003 (Adjusted to exclude operations discontinued during 2005)

Revenues.  Revenues and certain revenue comparisons for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2004	2003	Difference	Difference
	(Dollars in thousands)

Transaction services	$103,648	$80,552	$23,096	28.7%
Consulting and maintenance services	9,851	15,370	(5,519)	(35.9)
Software licensing and hardware	1,634	3,101	(1,467)	(47.3)

Total	$115,133	$99,023	$16,110	(16.3)%

The increase in transaction services revenues was due primarily to the acquisition of Authorize.Net on March 31, 2004, which contributed $26.8 million of revenue for the period from April 1, 2004 to December 31, 2004. Authorize.Net’s revenues for the period from April 1, 2004 to December 31, 2004 increased 25% compared to the same period in 2003, as reported by Authorize.Net’s former owner, InfoSpace, Inc. The increased revenues are the result of an increase in the number of merchant customers and increased volume of transactions processed. The increased revenue related to the acquisition of Authorize.Net was partially offset by a decline in transactions services revenues in our TDS segment. The decline in TDS transaction services revenues was a result of lower transaction fees charged to certain clients as a result of competitive pricing pressures and an unfavorable change in the mix of services provided despite a slight increase in the volume of subscriber applications processed during 2004. TDS transaction services revenues in 2004 included approximately $0.5 million related to a settlement received as a result of the WorldCom, Inc. bankruptcy proceedings, for services provided to WorldCom, Inc. in 2002. We did not recognize revenue at the time the services were performed due to concerns regarding the collectibility of our fees.

The decrease in consulting and maintenance services revenues of $5.5 million for 2004 was principally due to lower revenues from AT&T Wireless and a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product.

The decline in software licensing and hardware revenues of $1.5 million in 2004 as compared to 2003 was due to our decision to no longer actively market, sell or develop our RMS product.

Cost of Revenues and Gross Profit.  Cost of revenues and certain cost of revenues comparisons for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2004	2003	Difference	Difference
	(Dollars in thousands)

Cost of revenues:
Transaction services	$54,127	$45,574	$8,553	18.8%
Consulting and maintenance services	4,393	6,331	(1,938)	(30.6)
Software licensing and hardware	13	719	(706)	(98.2)

Total cost of revenues	$58,533	$52,624	$5,909	11.2%

Gross profit:
Transaction services $	$49,521	$34,978	$14,543	41.6%
Transaction services %	47.8%	43.4%
Consulting and maintenance services $	$5,458	$9,039	$(3,581)	(39.6)%
Consulting and maintenance services %	55.4%	58.8%
Software licensing and hardware $	$1,621	$2,382	$(761)	(31.9)%
Software licensing and hardware %	99.2%	76.8%

Total gross profit $	$56,600	$46,399	$10,201	22.0%

Total gross profit %	49.2%	46.9%

Transaction services cost of revenues increased by $8.6 million in 2004 from 2003. Costs of revenues associated with our Authorize.Net business were included in our results beginning in the second quarter of 2004 because of the acquisition of Authorize.Net on March 31, 2004. This change accounted for $7.2 million of the spending increase in 2004 from 2003. In our TDS business, spending increased in our contact centers as a result of the addition of a significant new client in the second half of 2003. Generally, cost of revenue from automated transaction processing tends to be lower than costs of revenue from processing transactions through our TeleServices contact centers. This increase was partially offset by reduced costs of maintaining systems and networks used in processing qualification and activation transactions. Transaction services gross profit and gross profit percentage increased primarily as a result of the acquisition of Authorize.Net on March 31, 2004. Authorize.Net contributed $19.6 million to the 2004 transaction services gross profit amount. This was partially offset by a decrease in the 2004 transaction services gross profit related to our TDS segment. Authorize.Net generates a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage in 2004 in comparison to 2003.

Consulting and maintenance services cost of revenues decreased by $1.9 million in 2004. This decrease was attributable to a reduction in headcount associated with our restructuring activities and a reduced use of contract labor primarily for consulting related to our RMS product. Consulting and maintenance services gross profit and gross profit percentage decreased in 2004 due to lower revenues from AT&T Wireless and our RMS product.

Software licensing and hardware cost of revenues decreased by $0.7 million in 2004 in comparison with 2003. This decrease was due to the decrease in revenue associated with our RMS product.

Operating Expenses.  Operating expenses and certain operating expense comparisons for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2004	2003	Difference	Difference
	(Dollars in thousands)

Engineering and development	$18,002	$17,150	$852	5.0%
Sales and marketing	17,705	8,960	8,745	97.6
General and administrative	15,758	12,991	2,767	21.3
Restructuring	4,069	1,227	2,842	231.6
Purchased in-process research and development	679	—	679	100%

Total	$56,213	$40,328	$15,885	39.4%

Engineering and Development.  The $0.9 million increase in engineering and development expenses for 2004 as compared with 2003 was primarily due to the addition of Authorize.Net, the expenses from which are included in our results beginning on April 1, 2004. Authorize.Net represented $3.2 million of engineering and development expenses in the 2004 year’s results. This increase was largely offset by cost savings associated with our restructuring activities, and our decision to cease new development and enhancement of our RMS software product. Engineering and development expenses as a percentage of total revenues decreased for 2004 as a result of increased revenues.

Sales and Marketing.  The increase in sales and marketing expenses in 2004, in absolute dollars and as a percentage of revenue, was due to the addition of Authorize.Net and the commissions paid to outside sales partners included in sales and marketing expense. Authorize.Net represented $10.1 million of sales and marketing expenses in the 2004 results. This increase was partially offset by reductions in marketing costs for the other portions of our business as a result of reduced marketing headcount and program spending as compared with 2003.

General and Administrative.  The increase in general and administrative costs in 2004 was primarily due to the inclusion of Authorize.Net expenditures beginning on April 1, 2004. Authorize.Net represented approximately $2.6 million of general and administrative expenses in 2004. In addition, during 2004, we incurred approximately $0.9 million in separation costs associated with the resignation of our former President and Chief Executive Officer in August 2004. We also incurred increased general and administrative expense as a result of increased regulatory and compliance requirements. These increases were offset by a one-time benefit in 2004 of approximately $1.0 million related to the release from liability of amounts that had been reserved for potential claims against us related to the WorldCom, Inc. bankruptcy proceedings, by savings associated with the January 2004 and September 2004 restructuring activity, and by reductions in program spending.

Restructuring.  A discussion of restructuring charges recorded during 2004 and 2003 is contained in the separate “Restructurings” section below.

Purchased In-Process Research and Development (IPR&D).  In connection with the Authorize.Net acquisition, we recorded a $0.7 million charge during the first quarter of 2004 for two IPR&D projects. The Authorize.Net technology includes payment gateway solutions that enable merchants to authorize, settle and manage electronic transactions via the Internet, at retail locations and on wireless devices. The research projects in process at the date of acquisition related to the development of the Card Present Solution (CPS) and the Fraud Tool (FT). Development on the FT project and the CPS project was started at the end of 2003 and the beginning of 2004, respectively. The complexity of the CPS technology lies in its fast, flexible and redundant characteristics. The complexity of the FT technology lies in its responsiveness to changing fraud dynamics and efficiency.

Management used a variety of methods for evaluating the fair values of the projects, including independent appraisals. The value of the projects was determined by using the income method. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of estimated total research and development expenses to bring the projects to technological feasibility. At the acquisition date, we estimated that the CPS and the FT projects were approximately 15% and 80% complete, respectively, with fair values of approximately $638,000 and $41,000, respectively. The discount rate used for the fair value calculation was 30% for the CPS project and 22% for the FT project. At the date of acquisition, development of the technology involved risks to us including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology.

We completed the development of the FT project in May 2004 and the CPS project in September 2005 and spent approximately $129,000 and $433,000, respectively on each project after the acquisition.

Interest Income.  Interest income consists of earnings on our cash and short-term investment balances. Interest income decreased to $0.9 million in 2004 from $1.8 million in 2003. This decrease was primarily due to a decline in our cash and short-term investments balance as a result of the payment of the purchase price for the acquisition of Authorize.Net.

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

Provision for Income Taxes.  We recorded a provision for income taxes of approximately $8.7 million in 2004, which related to a full valuation allowance being recorded against our deferred tax assets and resulted in an effective tax rate of 656%. In 2003, our provision was approximately $1.9 million, which includes federal and state taxes based upon the annual effective tax rate of 34.0%, net of $0.6 million tax benefit from prior years’ research and development tax credits. Net deferred tax liabilities were approximately $1.3 million at December 31, 2004, which reflected tax amortization of intangibles with indefinite lives.

Results by Operating Segment.  Certain operating results and comparisons by operating segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2004	2003	Difference	Difference
	(Dollars in thousands)

Revenues:
TDS	$88,297	$99,023	$(10,726)	(10.8)%
Payment Processing	26,836	—	26,836	100.0

Total	$115,133	$99,023	$16,110	16.3%

Gross Profit:
TDS $	$37,020	$46,399	$(9,379)	(20.2)%
TDS %	41.9%	46.9%
Payment Processing $	$19,580	$—	$19,580	100.0%
Payment Processing %	73.0%	—%

Total gross profit $	$56,600	$46,399	$10,201	22.0%

Total gross profit %	49.2%	46.9%

Operating Income:
TDS	$16,118	$22,025	$(5,907)	(26.8)%
Payment Processing	3,560	—	3,560	100.0

Total segment operating income	$19,678	$22,025	$(2,347)	(10.7)%

Reconciling items(1)	(19,291)	(15,954)
Total operating income	$387	$6,071

(1)	Reconciling items consist of certain corporate or centralized marketing and general and administrative expenses not allocated to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items.

Revenues by Operating Segment

TDS.  The decline in TDS revenues was a result of lower transaction fees charged to certain clients as a result of competitive pricing pressures, a decrease in the level of consulting activity, and an unfavorable change in the mix of services provided despite a slight increase in the volume of subscriber applications processed during 2004. TDS transaction services revenues for the quarter ended September 30, 2004 included approximately $0.5 million related to a settlement received, as a result of the WorldCom, Inc. bankruptcy proceedings, for services provided to WorldCom, Inc. in 2002. We did not recognize revenue at the time the services were performed because of concerns regarding the collectibility of our fees.

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

Operating Income by Operating Segment

TDS.  The decline in TDS operating income reflects the impact of reduced revenues, partially offset by spending reductions resulting from our restructuring activities. In addition, 2004 results include a one-time benefit of approximately $1.0 million related to the release from liability of amounts that had been reserved for potential claims against us related to the WorldCom, Inc. bankruptcy proceedings.

Payment Processing.  We began recording Payment Processing results as of April 1, 2004 following the acquisition of Authorize.Net on March 31, 2004.

Discontinued Operations

INS Segment — On October 1, 2004, we closed the sale of our Fraud Centurion product suite pursuant to an agreement with India-based Subex. Our Fraud Centurion product suite was included in our INS business product offerings. We received net cash proceeds of $2.4 million as a result of the sale. As part of this transaction, we sold equipment with a net book value of approximately $0.2 million to Subex and assigned the customer maintenance contracts to Subex. The liabilities for deferred revenue related to these contracts as of the closing date totaled $0.5 million. In our previously filed 2004 financial statements, we recorded an operating gain of approximately $2.7 million in the fourth quarter of 2004. In connection with the sale of the INS business to Verisign during 2005, this gain has been reclassified to be presented as a gain on sale of discontinued operations.

On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, which includes our PrePay IN product and related services, to VeriSign. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by us as a liability to VeriSign, until certain representations and warranties expire 18 months after closing and will be recorded as a gain, net of possible indemnity claims at that time.

In addition, a liability of $450,000 has been established in accordance with FIN 45 based on the estimated cost if we were to purchase an insurance policy to cover up to $5 million of indemnification obligations for certain potential breaches of our intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007. The operating results and financial condition of the INS business have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144, as the sale was completed during the second quarter of 2005. All comparative prior period amounts have been restated in a similar manner. We recorded a gain on the sale of our INS business during the second quarter of 2005 of $12.7 million, which has been presented as a gain on sale of discontinued operations.

Instant Conferencing Segment — We performed the 2004 annual impairment test for the goodwill balance of approximately $1.7 million related to our acquisition of Altawave in 2002 which is included in our Instant Conferencing segment. We used the discounted cash flow methodology to determine the fair value of the reporting unit related to these intangible assets. The discounted cash flow methodology is based upon converting expected cash flows to present value. A comparison of the resulting fair value of the reporting unit to its carrying amount, including goodwill, indicated that the goodwill and remaining other intangible assets of approximately $0.6 million were fully impaired. As a result, a goodwill impairment charge of approximately $1.7 million and another intangible asset impairment charge of approximately $0.6 million are included in the net loss from discontinued operations in 2004.

In addition, in the first quarter of 2005, we made the decision to no longer actively market or sell our GroupTalk product and took actions to outsource the continuing operations of our Instant Conferencing segment.

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

We recorded net income from discontinued operations of $10.3 million for the year ended December 31, 2005 and recorded net losses from discontinued operations of $8.1 million and $6.9 million for the years ended December 31, 2004 and 2003, respectively. The net income from discontinued operations in 2005 includes the gain on the sale of INS of $12.7 million and a $1.4 million settlement of a lawsuit between Lucent Technologies, Inc. and us. The net loss from discontinued operations in 2004 includes the gain on the sale of our Fraud Centurion products of $2.7 million and a $2.3 million impairment charge related to the impairment of goodwill and other intangibles as a result of the Altawave acquisition in 2002.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents, short-term investments and restricted cash of $86.9 million, which included $7.1 million of cash due to merchants related to our payment processing business. Our working capital increased to $74.1 million at December 31, 2005 from $43.0 million at December 31, 2004 as a result of the sale of our INS business to Verisign in June 2005 and the cash flows generated from operating activities in 2005. We believe that our current cash balances will be sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, cash requirements associated with acquisitions, investments and capital expenditures, and the profitability of our operations.

Accounts receivable as of December 31, 2005 decreased by $2.5 million from December 31, 2004 primarily due to reduced revenues from our TDS segment. Accounts receivable days outstanding for the year ended December 31, 2005 decreased to 40 days as compared to 46 days and 66 days for the years ended December 31, 2004 and 2003, respectively, due to the increase in revenue and accounts receivable from the Authorize.Net business in both absolute dollars and as a percentage of total revenue and accounts receivable.

For the year ended December 31, 2005, we generated cash flows from continuing operating activities of $24.6 million and generated cash flows of $6.3 million and $1.6 million in investing and financing activities, respectively. We used $3.6 million during the year ended December 31, 2005 for discontinued operating activities. We generated cash flows of $15.0 million from the investing activities of the discontinued operations in the year ended December 31, 2005 from the sale of the INS business.

Our capital expenditures for the years ended December 31, 2005 and 2004 were $3.1 million and $13.8 million, respectively. The capital expenditures during these periods consisted primarily of the relocation of our headquarters in June 2004 and the expansion of our contact center operations to Liverpool, Nova Scotia, Canada as well as purchases of fixed assets for our operations infrastructure, and computer equipment for development activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through November 2011.

On October 4, 2001, we announced that our board of directors authorized the repurchase of up to 2 million shares of our common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001, depending on market conditions. On April 23, 2003, the board approved an expansion of the plan to authorize us to purchase up to 4 million shares of our common stock at an aggregate price of up to $40 million through September 26, 2005. As of December 31, 2004, we had purchased approximately 2.5 million shares at a total cost of approximately $17.9 million since the inception of its repurchase program. For the year ended December 31, 2004, we used $3.8 million for the repurchase of our common stock under our stock repurchase program. We did not repurchase shares during 2005, and our authority to engage in this program expired on September 26, 2005.

At December 31, 2005, we were holding funds in the amount of $7.1 million due to merchants. The funds are included in both cash and cash equivalents and the funds due to merchants liability on our consolidated balance sheet. We were holding funds in the amount of $6.3 million on behalf of merchants utilizing Authorize.Net’s eCheck.Net product. Authorize.Net holds merchant funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at December 31, 2005, we held funds in the amount of $0.8 million for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (“IPS”) product. The funds are included in both cash and cash equivalents and the funds due to merchants liability on our consolidated balance sheet. Credit card funds are held for approximately two business days; ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

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

We currently have a letter of credit in the amount of $1.6 million which was renewed in January 2006 and is renewable each year. In January 2005, we restricted $1.6 million of cash as collateral for the renewed letter of credit.

Our primary contractual obligations and commercial commitments are under our operating leases. Our future minimum payments due under operating leases, including facilities affected by restructurings, are as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Operating leases	$17,156	$3,957	$6,927	$4,586	$1,686

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

We generally undertake to defend and indemnify the indemnified party for damages and expenses or settlement amounts arising from certain patent, copyright or other intellectual property infringement claims by any third party with respect to our products. Some agreements provide for indemnification for claims relating to property damage or personal injury resulting from the performance of services or provision of products by us, breaches of contract by us or the failure by us to comply with applicable laws in the performance of services or provision of products by us to its clients. We incurred legal expenses in 2004 and 2005 of approximately $200,000 and $1,100,000, respectively, in connection with the Net MoneyIn, Inc. litigation and expect to incur defense costs of approximately $1.5 million in 2006. Except for the legal expenses we have incurred in connection with the Net MoneyIN, Inc. litigation, historically, our costs to defend lawsuits, or settle or pay claims relating to such indemnification provisions, have not been material. Accordingly, the estimated fair value of these indemnification provisions is not material.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements other than operating lease obligations during the year ended December 31, 2005, and we were not a party to any material transactions involving related persons or entities (other than employment, separation and other compensation agreements with certain executives) during 2005. Future annual minimum rental lease payments are detailed in Note 9 of the “Notes to Consolidated Financial Statements”.

Restructurings

The following table summarizes the activity in the restructuring accrual for the twelve months ended December 31, 2003, 2004, and 2005 (amounts in thousands):

	Employee Severance
	and Termination	Facility Closing	Asset
	Benefits	and Related Costs	Impairment	Total

Accrued restructuring balance at January 1, 2003	$343	$992	$—	$1,335

Restructuring accrual — March 2003 and June 2003	77	548	378	1,003
Disposal of assets	—	—	(378)	(378)
Cash payments	(262)	(754)	—	(1,016)
Restructuring charges	—	199	—	199
Restructuring adjustments	(158)	—	—	(158)

Accrued restructuring balance at December 31, 2003	$—	$985	$—	$985

Restructuring accrual — January 2004	488	—	—	488
Restructuring accrual — September 2004	2,090	—	—	2,090
Restructuring accrual — December 2004	1,410	178	—	1,588
Cash payments	(1,784)	(841)	—	(2,625)
Restructuring adjustments	—	(36)	—	(36)

Accrued restructuring balance at December 31, 2004	$2,204	$286	$—	$2,490

Restructuring accrual — January 2005	70	302	—	372
Restructuring accrual — September 2005	—	1,037	654	1,691
Disposal of assets	—	—	(654)	(654)
Cash payments	(2,082)	(650)	—	(2,732)
Restructuring adjustments	(175)	(3)	—	(178)

Accrued restructuring balance at December 31, 2005	$17	$972	$—	$989

In September 2005, the Company decided to consolidate its administrative facilities and vacated the third floor of its corporate headquarters at 30 Corporate Drive, Burlington Massachusetts. The Company recorded a restructuring and related asset impairment charge of $1.7 million in 2005 related to this action. This charge included $1.0 million of lease obligations and facility exit costs, and $0.7 million for the impairment of leasehold improvements and equipment. The lease obligation represents the fair value of future lease commitment costs, net of projected sublease rental income. The estimated future cash flows used in the fair value calculation are based on certain estimates and assumptions by management, including the projected sublease rental income, the amount of time the space will be unoccupied prior to sublease and the lengths of any sublease. The estimated future cash flows used were discounted using a credit adjusted risk-free interest rate and has a maturity date that approximates the expected timing of future cash flows.

In January 2005, the Company announced the closing its Broomfield, Colorado contact center in order to take advantage of its other existing contact center infrastructure and operate more efficiently. This action resulted in the termination of approximately 40 employees associated with product service and delivery at this location. The Company recorded a restructuring charge of approximately $0.4 million relating to facility closing costs and employee severance and termination benefits during the three months ended March 31, 2005. The Company anticipates that the severance costs related to this action will be paid by the end of the first quarter of 2006, and the

Company anticipates that all other costs relating to this action, consisting principally of lease obligations on unused space, net of estimated sublease income, will be paid by the end of 2008.

In December 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action followed the Company’s announcement of an anticipated revenue reduction as a result of the acquisition of AT&T Wireless Services, Inc. (AT&T Wireless) by Cingular Wireless LLC (Cingular). This action resulted in the termination of 38 employees, in the Company’s corporate offices in Burlington, Massachusetts as follows: 16 in product and service delivery, 11 in engineering and development, 10 in sales and marketing and 1 in general and administrative. The Company recorded a restructuring charge of approximately $1.4 million relating to employee severance and termination benefits during the three months ended December 31, 2004. Additionally, subsequent to its acquisition of Authorize.Net the Company relocated its offices in Bellevue, Washington and the remaining rent paid of $0.2 million on the vacated space was included in restructuring charges during the three months ended December 31, 2004. The costs related to these actions were paid by the end of 2005.

In September 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of 64 employees and 2 contractors in the Company’s corporate offices in Burlington, Massachusetts and its Broomfield, Colorado location as follows: 12 in product and service delivery, 16 in engineering and development, 25 in sales and marketing and 13 in general and administrative. The Company recorded a restructuring charge of approximately $2.1 million relating to employee severance and termination benefits during the three months ended September 30, 2004. All costs related to this action were paid by the end of 2005.

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

In March 2003, the Company announced that it would be streamlining its existing Broomfield, Colorado contact center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $0.1 million relating to employee severance and termination benefits. In the quarter ended June 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs. The capital equipment write-offs and all of the severance costs related to this restructuring were incurred by the end of 2003 and all other costs relating to this action were paid by the end of the first quarter of 2005.

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

Revenue Recognition.  Our revenue recognition policy is significant because revenue is a key component affecting our operations. In addition, revenue recognition determines the timing and amounts of certain expenses, such as commissions and bonuses. Certain judgments relating to the elements required for revenue recognition affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue, change in judgments concerning recognition of revenue, change in revenue mix, or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter.

Allowance for Doubtful Accounts.  We must also make estimates of the collectibility of our accounts receivable. An increase in the allowance for doubtful accounts is recorded when the prospect of collecting a specific account receivable becomes doubtful. We analyze accounts receivable and historical bad debts, customer creditworthiness, current domestic and international economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if our estimates of uncollectability prove to be inaccurate, additional allowances would be required.

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

Goodwill and Acquired Intangible Assets, Impairment of Long-lived Assets. We recorded goodwill of $57.6 million in connection with the acquisition of Authorize.Net, and we recorded other intangible assets of $23.3 million in connection with the acquisition of Authorize.Net. We are required to test such goodwill for impairment on at least an annual basis or if other indicators of impairment arise. We have adopted March 31st as the date of the annual impairment tests for Authorize.Net.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. We will assess the impairment of goodwill on an annual basis or more frequently if other indicators of impairment arise.

New Accounting Pronouncement Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) will require us to measure all share based-payment awards to both employees and non-employees using a fair-value method and record such expense in our consolidated financial statements. Prior to SFAS 123(R), we accounted for awards to employees using the intrinsic method and only included certain fair value method pro forma expense disclosures for share-based awards to employees in the notes to our consolidated financial statements. In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which expressed views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as providing the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

We are required to adopt the new accounting provisions of SFAS 123(R) for our first quarter of fiscal 2006. We have selected the Black-Scholes option-pricing model to determine the fair value of our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting period. SFAS 123(R) requires us to record compensation expense for all awards granted after adopting the standard, as well as recording compensation expense for the unvested portion of previously granted awards outstanding at the date of adoption. The adoption of this standard will have a significant impact on our consolidated net income and net income per share. However, various uncertainties, including stock price volatility, forfeiture rates, employee stock option exercise behavior and related tax impacts, make it difficult to determine whether the stock-based compensation expense to be incurred in future periods will be similar to the pro forma expense disclosed in Note 2 to our accompanying “Notes to Consolidated Financial Statements”.

In accordance with SFAS No. 123R companies may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement.

Effective January 1, 2006, the Company adopted SFAS 123R utilizing the “modified prospective” method. The Company expects the adoption of SFAS 123R to have a material impact on net income and net income per share and is currently in the process of evaluating the extent of such impact. Additionally, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement could (or will) reduce net operating cash flows and increase net financing cash flows in future periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The market risk exposure inherent in our financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates and foreign currency exchange rates.

We consider all highly liquid marketable securities purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months and less than one year are considered to be short-term investments. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Short-term investments are stated at fair value based on quoted market prices.

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

Market risk for cash and cash equivalents is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical 10% adverse change in interest rates, which would not have been significant to our financial position or results of operations during 2005.

Our exposure to currency exchange rate fluctuations has been limited. All revenue transactions are executed in U.S. dollars. We pay for certain foreign operating expenses such as foreign payroll, rent and office expense in foreign currency and, therefore, currency exchange rate fluctuations could have a material and adverse impact on our operating results and financial condition. Currently, we do not engage in foreign currency hedging activities. The impact of any currency exchange rate fluctuations is recorded in the period incurred.

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Company included elsewhere in the report are listed in the index included in Item 15(a)(1) of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Our Chief Executive Officer and our Chief Financial Officer supervised and participated in this evaluation. Due to the identification of the material weaknesses in internal control over financial reporting related to the Company’s accounting for income taxes and complex transactions, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that our internal control over financial reporting was not effective.

In January 2005, our Tax Manager voluntarily resigned. We did not have adequate internal technical expertise with respect to income tax accounting to effectively oversee and review our accounting over this area. This lack of adequate internal technical expertise contributed to a material error in our accounting for income taxes, which was identified in January 2006, during the course of the audit of our financial statements for fiscal 2005. This deficiency was determined to be a material weakness. The error related to the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004. The deferred income tax liability was incorrectly offset against deferred income tax assets. The proper accounting for the deferred income tax liability was resolved prior to the public release of our financial results for the fourth quarter of 2005. We restated our financial results for the year ended December 31, 2004 and the quarterly periods ended March 31, June 30 and September 30, 2005 to correct our accounting for income taxes.

Also, in connection with the audit of our financial statements for fiscal 2005, our management identified an error in accounting and reporting the sale of the INS business in the statement of cash flows. This error has been identified by management as a material weakness in internal controls related to accounting and reporting for complex transactions in our consolidated financial statements. In response to the identification of the material weakness, adjustments to our consolidated financial statements were made to properly classify our statement of cash flows for the gain on the sale of INS business of $12.7 million presented in net cash provided by investing activities of discontinued operations. We intend to include restated statements of cash flows for the six months ended June 30, 2005 and nine months ended September 30, 2005 to correct our classification of the gain on the sale of the INS business prospectively when we file our Quarterly Reports for the corresponding periods in 2006. We have restated the Quarterly Financial Data provided in the accompanying financial statements to correct the classification of such gain.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included following Item 9A below.

(c)	Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Regarding the material weaknesses described above, the Company is in the process of taking steps to ensure that the material weaknesses are remediated by implementing enhanced control procedures over accounting for income taxes which include engaging tax consulting resources to assist the Company’s recently hired tax director with evaluating complex issues concerning tax accounting and implementing enhanced control procedures over the accounting for complex accounting matters and supplementing our expertise, as needed, with outside resources.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lightbridge, Inc. and Subsidiaries
Burlington, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Lightbridge, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Accounting for Income Taxes:  The Company’s internal controls over financial reporting relating to the accounting for income taxes did not operate effectively as of December 31, 2005. Specifically, the Company did not have adequate internal technical expertise with respect to accounting and reporting income tax matters to effectively oversee and review accounting over this area. This lack of adequate internal technical expertise contributed to a material error in the accounting for income taxes, which was identified during the course of the audit of the Company’s consolidated financial statements for year December 31, 2005. The error related to the deferred income tax liability for the book and income tax basis difference in goodwill and trademarks as a result of the Authorize.Net acquisition in 2004. The deferred income tax liability was incorrectly offset against deferred income tax assets. This material weakness resulted in the restatement of the Company’s previously issued financial statements quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. On February 17, 2006, the Company filed a Form 10-K/A to restate its 2004 financial statements for this error. In addition, certain adjustments to reflect the deferred income tax liability, which were not considered in the Company’s initial income tax accounting, were required to properly report the Company’s income tax provision for the year ended December 31, 2005.

Accounting for Complex Transactions:  The Company’s internal control over financial reporting relating to accounting and reporting of complex transactions, specifically over the review and preparation of the cash flow statement did not operate effectively. As a result, a material adjustment was necessary to present the statement of cash flows for the year ended December 31, 2005 in accordance with generally accepted accounting principles and the Company will restate its interim financial statements for the quarters ended June 30, 2005 and September 30, 2005 prospectively when it files its Quarterly Reports for the corresponding periods in 2006 (see Note 16 to the accompanying consolidated financial statements).

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated March 24, 2006 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 24, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item will be contained in the Company’s Proxy Statement for the 2006 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before May 1, 2006 and is incorporated by reference herein.

Item 11.	Executive Compensation

Information required by this item will be contained in the Company’s Proxy Statement for the 2006 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before May 1, 2006 and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s Proxy Statement for the 2006 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before May 1, 2006 and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

Information required by this item will be contained in the Company’s Proxy Statement for the 2006 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before May 1, 2006 and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

Information required by this item will be contained in the Company’s Proxy Statement for the 2006 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before May 1, 2006 and is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules

All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits

			Filed with	Incorporated by Reference
			this			Exhibit
Exhibit No.		Description	Form 10-K	Form	Filing Date	No.

2.1		Stock Sale Agreement dated February 29, 2004 with InfoSpace, Inc., Go2Net, Inc., Authorize.Net Corporation		8-K	March 9, 2004	2.1

2.2		Asset Purchase Agreement dated April 25, 2005 with VeriSign, Inc.		8-K	June 20, 2005	10.1

3.1		Amended and Restated Certificate of Incorporation		S-1	August 27, 1996	3.2

3.2		Amended and Restated By-Laws		S-1	June 21, 1996	3.4

3.3		Amendment to Amended and Restated By-Laws, adopted October 29, 1998		10-Q	November 13, 1998	3.1

4.1		Specimen Common Stock Certificate		S-1	August 27, 1996	4.1

4.2		Rights Agreement dated November 14, 1997 with American Stock Transfer and Trust Company as Rights Agent		8-A	November 21, 1997	1

4.3		Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock		8-A	November 21, 1997	A

4.4		Form of Rights Certificate		8-A	November 21, 1997	B

10	.1*	1990 Incentive and Nonqualified Stock Option Plan		S-1	August 9, 1996	10.6

10	.2*	1996 Incentive and Non-Qualified Stock Option Plan		S-1	August 9, 1996	10.7

10	.3*	Amendment to 1996 Incentive and Non-Qualified Stock Option Plan		S-8	August 11, 2000	4.8

10	.4*	Amendment to 1996 Incentive and Non-Qualified Stock Option Plan		10-Q	May 15, 2001	10.1

10	.5*	1996 Employee Stock Purchase Plan		S-1	August 9, 1996	10.8

10	.6*	Amendments to 1996 Stock Purchase Plan, as amended		10-Q	August 14, 2001	10.1

10	.7*	Amendment to 1996 Stock Purchase Plan, as amended		10-Q	November 14, 2002	10.1

10	.8*	Amendment to 1996 Stock Purchase Plan, as amended		10-Q	August 9, 2004	10.2

10	.9*	1998 Non-Statutory Stock Option Plan		10-Q	August 14, 2000	10.5

10	.10*	Amendment to 1998 Non-Statutory Stock Option Plan, as amended, effective November 16, 2000		10-K	April 2, 2001	10.22

10	.11*	2004 Stock Incentive Plan		Def.14A	April 29, 2004	—

10	.12*	Terms and Conditions of Stock Options Granted under the 2004 Stock Incentive Plan		10-Q	November 9, 2004	10.4

10	.13*	Form of Notice of Grant of Stock Options Granted under the 2004 Stock Incentive Plan		10-Q	November 9, 2004	10.5

10	.14*	Form of Notice of Stock Option Grants to Directors		8-K	February 22, 2005	10.2

			Filed with	Incorporated by Reference
			this			Exhibit
Exhibit No.		Description	Form 10-K	Form	Filing Date	No.

10	.15*	2005 Executive Incentive Plan for Robert E. Donahue, Eugene J. DiDonato and Timothy C. O’Brien and MBOs for Eugene J. DiDonato and Timothy C. O’Brien		8-K	February 22, 2005	10.3

10	.16*	2005 Business Unit Executive Inventive Plan and MBOs for Roy Banks		8-K	February 22, 2005	10.4

10	.17*	2005 MBOs for Robert Donahue		8-K	March 17, 2005	10.1

10	.18*	Corporate Executive Incentive Plan for People Managers and Senior Individual Contributors Grade 9 and above dated January 1, 2006		8-K	February 21, 2006	99.1

10	.19*	Business Unit Incentive Plan for People Managers and Senior Individual Contributors Grade 9 and above dated January 1, 2006		8-K	February 21, 2006	99.2

10	.20*	Form of Executive Retention Agreement dated May 23, 2005 with each of Timothy C. O’Brien, Eugene J. DiDonato and Roy Banks		8-K	May 25, 2005	10.1

10	.21*	Separation Agreement and Release dated August 2, 2004 with Pamela D.A. Reeve		10-Q	November 9, 2004	10.1

10	.22*	Separation Agreement and Release dated October 28, 2004 with Edward DeArias		8-K	November 10, 2004	10.1

10	.23*	Separation Agreement and Release dated December 30, 2004 with Judith Dumont		8-K	January 13, 2005	10.4

10	.24*	Employment Agreement dated August 2, 2004 with Robert E. Donahue		10-Q	November 9, 2004	10.2

10	.25*	Employment Agreement dated January 7, 2005 with Robert E. Donahue		8-K	January 13, 2005	10.1

10	.26*	Letter Agreement dated April 27, 2005 with Eugene J. DiDonato for conditional bonus payment		10-Q	May 10, 2005	10.11

10	.27*	Notice of Stock Option Grant for 250,000 shares of common stock to Robert E. Donahue dated January 7, 2005		8-K	January 13, 2005	10.2

10	.28*	Notice of Stock Option Grant for 150,000 shares of common stock to Robert E. Donahue dated January 7, 2005		8-K	January 13, 2005	10.3

10	.29*	Notice of Stock Option Grant for 25,000 shares of common stock to Gary Haroian dated February 16, 2005		8-K	February 22, 2005	10.1

10	.30*	Notice of Stock Option Grant for 50,000 shares of common stock to Timothy C. O’Brien dated April 27, 2005		10-Q	May 10, 2005	10.10

10.31		Settlement Agreement dated May 19, 2005 with Lucent Technologies, Inc.		8-K	May 25, 2005	10.2

10.32		Office Lease dated March 5, 1997 with Sumitomo Life Realty (NY), Inc.		10-K	March 25, 1997	10.14

		Filed with	Incorporated by Reference
		this			Exhibit
Exhibit No.	Description	Form 10-K	Form	Filing Date	No.

10.33	First Amendment dated July 22, 1997 and Second Amendment dated October 6, 1997 to Office Lease dated March 5, 1997 with Sumitomo Life Realty (NY), Inc.		10-K	March 31, 1998	10.16

10.34	Third Amendment dated March 15, 1999 to Office Lease dated March 5, 1997 with Sumitomo Life Realty (NY), Inc.		10-K	March 23, 2000	10.181

10.35	Fourth Amendment dated July 16, 1999 to Office Lease dated March 5, 1997 with Sumitomo Life Realty (NY), Inc.		10-K	March 23, 2000	10.182

10.36	Fifth Amendment dated March 10, 2000 to Office Lease dated March 5, 1997 with Sumitomo Life Realty (NY), Inc.		10-Q	May 11, 2000	10	.1A

10.37	Sixth Amendment dated March 10, 2000 to Office Lease dated March 5, 1997 with Sumitomo Life Realty (NY), Inc.		10-Q	May 11, 2000	10	.1B

10.38	Office Building Lease dated March 12, 1998 with 8900 Grantline Road Investors		10-Q	May 1, 1998	10.1

10.39	Office Lease dated October 4, 1999 with New Alliance Properties, Inc.		10-K	March 23, 2000	10.19

10.40	Office Lease dated August 15, 2000 with Arthur Pappathanasi, trustee of 330 Scangus Nominee Trust		10-Q	November 8, 2000	10.1

10.41	Second Amendment of Office Lease dated September 7, 2005 with Arthur Pappathanasi, trustee of 330 Scangus Nominee Trust		8-K	September 12, 2005	10.1

10.42	Office Building Lease dated December 23, 2003 with Corporate Drive Corporation, as trustee of Corporate Drive Nominee Realty Trust		10-K	March 15, 2004	10.32

10.43	Lease dated February 10, 2004 with Region of Queens Municipality, LTBG TeleServices ULC		10-Q	May 10, 2004	10.3

10.44	Office Lease dated August 10, 2004 with EOP Operating Limited Partnership		10-Q	November 9, 2004	10.3

10.45	First Amendment to Office Lease dated May 3, 2005 with EOP Operating Limited Partnership		10-Q	November 4, 2005	99.1

10.46	Utah Commercial Lease dated October 27, 2005 between Authorize.Net Corp. and Scarborough Building LLC		8-K	November 1, 2005	10.1

10.47	Sublease Agreement with Oracle USA, Inc. dated November 7, 2005		8-K	November 15, 2005	10.1

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (on signature page)	X

		Filed with	Incorporated by Reference
		this			Exhibit
Exhibit No.	Description	Form 10-K	Form	Filing Date	No.

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 2006.

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

Name	Title	Date

/s/ Timothy C. O’Brien Timothy C. O’Brien	Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 24, 2006

/s/ Robert E. Donahue Robert E. Donahue	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2006

/s/ Rachelle B. Chong Rachelle B. Chong	Director	March 24, 2006

/s/ Gary Haroian Gary Haroian	Director	March 24, 2006

/s/ Kevin C. Melia Kevin C. Melia	Director	March 24, 2006

/s/ Andrew G. Mills Andrew G. Mills	Director	March 24, 2006

/s/ David G. Turner David G. Turner	Director	March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lightbridge, Inc. and Subsidiaries
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Lightbridge, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lightbridge, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting due to material weaknesses.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 24, 2006

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Amounts in thousands except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$83,120	$39,036
Short-term investments	1,688	12,589
Accounts receivable, net	11,911	14,368
Other current assets	3,432	2,189
Current assets of discontinued operations	—	5,515

Total current assets	100,151	73,697
Property and equipment, net	10,804	15,819
Other assets, net	438	197
Restricted cash	2,100	600
Goodwill	57,628	57,628
Intangible assets, net	18,414	21,247
Non-current assets of discontinued operations	—	1,298

Total assets	$189,535	$170,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,448	$4,530
Accrued compensation and benefits	5,724	4,697
Other accrued liabilities	5,203	3,861
Deferred rent	656	1,592
Deferred revenues	2,863	2,331
Funds due to merchants	7,112	5,558
Accrued restructuring	989	2,490
Current liabilities of discontinued operations	—	5,641

Total current liabilities	25,995	30,700
Deferred rent, less current portion	2,548	2,709
Deferred tax liability	3,074	1,261
Other long-term liabilities	965	149

Total liabilities	32,582	34,819

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2005 and 2004	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,259,882 and 29,951,826 shares issued and 26,820,839 and 26,512,783 shares outstanding at December 31, 2005 and 2004, respectively	303	300
Additional paid-in capital	169,648	167,465
Warrants	—	206
Accumulated other comprehensive income (loss)	110	(184)
Retained earnings (accumulated deficit)	7,679	(11,333)
Less: treasury stock, at cost; 3,439,043 shares	(20,787)	(20,787)

Total stockholders’ equity	156,953	135,667

Total liabilities and stockholders’ equity	$189,535	$170,486

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands
	except per share amounts)

Revenues:
Transaction services	$102,821	$103,648	$80,552
Consulting and maintenance services	5,457	9,851	15,370
Software licensing and hardware	—	1,634	3,101

Total revenues	108,278	115,133	99,023
Cost of revenues:
Transaction services	47,263	54,127	45,574
Consulting and maintenance services	2,540	4,393	6,331
Software licensing and hardware	—	13	719

Total cost of revenues	49,803	58,533	52,624
Gross profit:
Transaction services	55,558	49,521	34,978
Consulting and maintenance services	2,917	5,458	9,039
Software licensing and hardware	—	1,621	2,382

Total gross profit	58,475	56,600	46,399
Operating expenses:
Engineering and development	14,375	18,002	17,150
Sales and marketing	18,072	17,705	8,960
General and administrative	15,974	15,758	12,991
Purchased in-process research and development	—	679	—
Restructuring charges and related asset impairments	1,259	4,069	1,227

Total operating expenses	49,680	56,213	40,328
Income from operations	8,795	387	6,071

Other income (expense):
Interest income	1,937	935	1,778
Equity in loss of partnership investment	—	—	(471)

Total other income, net	1,937	935	1,307
Income from continuing operations before provision for income taxes	10,732	1,322	7,378
Provision for income taxes	1,976	8,677	1,889

Income (loss) from continuing operations	8,756	(7,355)	5,489

Discontinued operations, net of income taxes:
Gain on sale of Fraud Centurion assets	—	2,673	—
Gain on sale of INS business	12,689	—	—
Loss from discontinued operations	(2,433)	(10,723)	(6,938)

Total discontinued operations, net of income taxes	10,256	(8,050)	(6,938)

Net income (loss)	$19,012	$(15,405)	$(1,449)

Net income (loss) per common shares (basic):
From continuing operations	$0.33	$(0.28)	$0.20
From discontinued operations	0.38	(0.30)	(0.25)

Net income (loss) per common share (basic)	$0.71	$(0.58)	$(0.05)

Net income (loss) per common share (diluted):
From continuing operations	$0.32	$(0.28)	$0.20
From discontinued operations	0.38	(0.30)	(0.25)

Net income (loss) per common share (diluted):	$0.70	$(0.58)	$(0.05)

Basic weighted average shares	26,670	26,643	27,015

Diluted weighted average shares	27,282	26,643	27,416

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated	Retained
			Additional		Other	Earnings			Total
	Common Stock		Paid-in		Comprehensive	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Warrants	Income/(Loss)	Deficit)	Shares	Amount	Equity
	(Amounts in thousands)

Balance January 1, 2003	29,401	$296	$165,241	$206	$—	$5,521	2,119	$(11,623)	$159,641

Net loss and comprehensive loss	—	—	—	—	—	(1,449)	—	—	(1,449)
Issuance of common stock under employee stock purchase plan	84	—	435	—	—	—	—	—	435
Exercise of common stock options	163	2	995	—	—	—	—	—	997
Repurchase of common stock	—	—	—	—	—	—	685	(5,332)	(5,332)
Tax benefit from disqualifying dispositions of stock options	—	—	211	—	—	—	—	—	211

Balance, December 31, 2003	29,648	298	166,882	206	—	4,072	2,804	(16,955)	154,503

Net loss	—	—	—	—	—	(15,405)	—	—	(15,405)
Foreign currency loss	—	—	—	—	(184)	—	—	—	(184)

Total comprehensive loss									(15,589)
Issuance of common stock under employee stock purchase plan	84	—	395	—	—	—	—	—	395
Exercise of common stock options	220	2	148	—	—	—	—	—	150
Repurchase of common stock	—	—	—	—	—	—	635	(3,832)	(3,832)
Tax benefit from disqualifying dispositions of stock options	—	—	40	—	—	—	—	—	40

Balance, December 31, 2004	29,952	300	167,465	206	(184)	(11,333)	3,439	(20,787)	135,667

Net income	—	—	—	—	—	19,012	—	—	19,012
Foreign currency gain	—	—	—	—	314	—	—	—	314
Unrealized loss on short-term investments	—	—	—	—	(20)	—			(20)

Total comprehensive income									19,306
Issuance of common stock under employee stock purchase plan	73	—	290	—	—	—	—	—	290
Exercise of common stock options	235	3	1,273	—	—	—	—	—	1,276
Expiration of warrants	—	—	206	(206)	—	—	—	—	—
Stock compensation	—	—	414	—	—	—	—	—	414

Balance, December 31, 2005	30,260	$303	$169,648	$—	$110	$7,679	3,439	$(20,787)	$156,953

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$19,012	$(15,405)	$(1,449)
Income (loss) from discontinued operations	10,256	(8,050)	(6,938)

Income (loss) from continuing operations	8,756	(7,355)	5,489
Adjustments to reconcile net income to net cash provided by operating activities for continuing operations:
Purchased in-process research and development	—	679	—
Depreciation and amortization	8,968	9,859	8,607
Deferred income taxes	1,813	9,081	(1,095)
Loss on disposal of property and equipment	671	63	541
Tax benefit from disqualifying dispositions of stock options	—	40	211
Stock compensation expense	414	—	—
Changes in assets and liabilities:
Accounts receivable	2,457	5,281	(996)
Other assets	(1,485)	248	(56)
Accounts payable and accrued liabilities	(342)	1,648	488
Funds due to merchants	1,554	(839)	—
Deferred rent	404	4,301	—
Deferred revenues	532	353	51
Other liabilities	816	116	(226)

Net cash provided by operating activities of continuing operations	24,558	23,475	13,014

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(3,139)	(13,764)	(3,980)
Restricted cash	(1,500)	(600)	—
Purchase of short-term investments	(3,928)	(33,490)	(179,385)
Proceeds from sales and maturities of short-term investments	14,829	84,705	158,388
Acquisition of Authorize.Net, less cash received	—	(77,510)	—

Net cash provided by (used in) investing activities for continuing operations	6,262	(40,659)	(24,977)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	1,566	545	1,432
Repurchase of common stock	—	(3,832)	(5,332)

Net cash provided by (used in) financing activities of continuing operations	1,566	(3,287)	(3,900)

Effects of foreign exchange rate changes on cash and cash equivalents	270	(192)	—

Net cash used in operating activities of discontinued operations	(3,589)	(12,360)	(5,116)
Net cash provided by investing activities of discontinued operations	15,017	2,374	—
Net increase (decrease) in cash and cash equivalents	44,084	(30,649)	(20,979)
Cash and cash equivalents, beginning of period	39,036	69,685	90,664

Cash and cash equivalents, end of period	$83,120	$39,036	$69,685

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Acquisition Activity

Business — Lightbridge, Inc. (Lightbridge or the Company) was incorporated in June 1989 under the laws of the state of Delaware. The Company develops, markets and supports products and services for businesses that sell products or services online and communications providers, including Internet Protocol (IP)-based payment gateway, customer qualification and acquisition, risk management, and authentication services. Lightbridge’s two areas of business consist of Payment Processing Services (Payment Processing) and Telecom Decisioning Services (TDS).

Asset Purchase — On March 31, 2004, the Company acquired all of the outstanding stock of Authorize.Net Corp. (Authorize.Net) from InfoSpace, Inc. for $81.6 million in cash. In addition, the Company incurred approximately $2.0 million in acquisition related costs. Authorize.Net provides credit card and electronic check payment processing solutions to companies that process orders for goods and services over the Internet, at retail locations and on wireless devices. Authorize.Net connects IP-enabled businesses to large credit card processors and banking organizations, allowing those businesses to accept electronic payments. Through the acquisition of Authorize.Net, the Company expanded its customer transaction business to include online payment processing, while reaching a new customer base of IP-enabled merchants. The results of operations of Authorize.Net have been included in the Company’s financial statements since the date of the acquisition.

The aggregate purchase price for the Authorize.Net acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$6,097
Accounts receivable	1,815
Property and equipment	1,655
Other assets	265
Liabilities assumed:
Accounts payable and accrued expenses	(1,498)
Funds due to merchants	(6,397)
Identifiable intangible assets:
In-process research and development	679
Outside sales partner network	9,300
Merchant customer base	7,000
Trademarks	3,600
Existing technology	3,162
Processor relationships	300
Goodwill	57,628

Total allocated purchase price	$83,606

The tangible assets acquired and liabilities assumed were recorded at their estimated fair values. The values of the identifiable intangible assets were determined by management using a variety of assessments for evaluating the fair values of the assets and liabilities acquired, including independent appraisals. The assessments involved calculations which were based in part on management’s judgments and assumptions. These judgments and assumptions included estimates of growth rates, changes to pricing and margins, estimates of the life of the reseller network and merchant customer base, and an assessment of the value of the existing technology. The outside sales partner network value of $9.3 million and the processor relationships value of $300,000 will be amortized over twelve years. The merchant customer base value of $7.0 million and the existing technology value of $3.1 million

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be amortized over five years. The value of the trademarks of $3.6 million is not amortized. Excluding trademarks, the weighted average amortization term of the intangible assets is 8.4 years.

In connection with the Authorize.Net acquisition, the Company recorded a $679,000 charge during the first quarter of 2004 for two in-process research and development (IPR&D) projects. The Authorize.Net technology includes payment gateway solutions that enable merchants to authorize, settle and manage electronic transactions via the Internet, at retail locations and on wireless devices. The research projects in process at the date of acquisition related to the development of the Card Present Solution (CPS) and the Fraud Tool (FT). Development on the FT project and the CPS project was started at the end of 2003 and the beginning of 2004, respectively. The complexity of the CPS technology lies in its fast, flexible and redundant characteristics. The complexity of the FT technology lies in its responsiveness to changing fraud dynamics and efficiency.

The Company used a variety of methods for evaluating the fair values of the projects, including independent appraisals. The value of the projects was determined by using the income method. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of estimated total research and development expenses to bring the projects to technological feasibility. At the acquisition date, the Company estimated that the CPS and the FT projects were approximately 15% and 80% complete, respectively, with fair values of approximately $638,000 and $41,000, respectively. The discount rate used for the fair value calculation was 30% for the CPS project and 22% for the FT project. At the date of acquisition, development of the technology involved risks to the Company including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology.

The Company completed the development of the FT project in May 2004 and the CPS project in September 2005 and spent approximately $129,000 and $433,000, respectively, on each project after the acquisition.

The purchase price in excess of the net assets acquired and the identifiable intangible assets acquired was allocated to goodwill. The entire amount of the goodwill is expected to be deductible for tax purposes.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 142 (SFAS 142), the Company is required to analyze the carrying value of goodwill and other intangible assets against the estimated fair value of those assets for possible impairment on an annual basis. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. Estimated fair value will generally be determined based on discounted cash flows.

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

The operating results and financial condition of the INS and Instant Conferencing segments have been reported as discontinued operations for all periods presented in the accompanying consolidated financial statements (see “Note 3: Discontinued Operations”).

Significant Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at each reporting date and the amount of revenue and expense reported each period. These estimates include provisions for bad debts, intangible assets, certain accrued liabilities, recognition of revenue and expenses, and recoverability of deferred tax assets. Actual results could differ from these estimates.

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

Short-Term Investments — The Company’s short-term investments mature in one year or less and are classified as available-for-sale. These investments are carried at fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale debt securities, if any, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income. Contractual maturities of the Company’s short-term investments were all less than one year at December 31, 2005. As of December 31, 2005 and 2004, short-term investments consisted of corporate debt securities, commercial paper and government securities at a cost basis of approximately $710,000, 0, $998,000 and $7,541,000, 2,315,000 and $2,733,000 at December 31, 2005 and 2004, respectively.

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

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Concentration of Credit Risk — The Company generates revenue from the processing of qualification and activation transactions; services (including maintenance, installation and training); development and consulting contracts; and performing payment processing services. Revenues from processing of qualification and activation transactions for communications providers are recognized in the period in which services are performed. If substantial doubt exists regarding collection of fees for the Company’s products or services at the time of delivery or performance, the Company defers recognition of the associated revenue until the fees are collected.

Revenues from payment processing transaction services are derived from the Company’s credit card processing and eCheck processing services (collectively “processing services”), from gateway fees and from set-up fees. Processing services revenue is based on a fee per transaction, and is recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to merchant customers for the use of the payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating the Company’s processing services. Although these fees are generally paid to the Company at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants. Commissions paid to outside sales partners are recorded in sales and marketing expense in the Company’s statements of operations.

Revenues from consulting and service contracts are recognized on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee basis. Revenues for time and materials contracts are recognized based on the number of hours worked by the Company’s consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues related to fixed-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. In instances where the customer, at its discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs. Revenues from software maintenance and support contracts are recognized ratably over the term of the agreement and are reported as consulting and services revenues.

The Company’s TDS customers are providers of wireless telecommunications services and are generally granted credit without collateral. Lightbridge specifically analyzes accounts receivable balances and historical bad debts, customer creditworthiness, current domestic and international economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s revenues vary throughout the year, with the period of highest revenue generally occurring during the period October 1 through December 31. The allowance for doubtful accounts at December 31, 2005, 2004, and 2003 was approximately $1,147,000 $1,075,000 and $944,000 respectively. The Company recorded bad debt expense of $189,000, $0, and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company recorded a benefit for bad debt expense of $510,000 for the year ended December 31, 2004. The Company had write-offs, net of recoveries, associated with accounts receivable of $711,000 and $411,000 for the years ended December 31, 2005 and 2003, respectively. The Company had recoveries, net of write-offs, associated with accounts receivable of $594,000 and $641,000 for the year ended December 31, 2005 and 2004, respectively. Two customers accounted for 40% and 14%, respectively, of total accounts receivable at December 31, 2005.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customers exceeding 10% of the Company’s revenues during the years ended December 31 are as follows:

	Years Ended December 31,
	2005	2004	2003

Sprint Spectrum L.P. /Nextel Operations. Inc.(1)	33%	37%	48%
AT&T Wireless Services, Inc.	*	18	25

Total % of Revenues from greater-than-10% customers	33%	55%	73%

(1)	Sprint Spectrum L.P. and Nextel Operations, Inc. merged on August 12, 2005.

*	Represents less than 10% of total revenue.

Goodwill and Acquired Intangible Assets — During 2004, the Company recorded goodwill of $57.6 million in connection with the acquisition of Authorize.Net. The Company is required to test such goodwill for impairment on at least an annual basis. The Company has adopted March 31st as the date of the annual impairment tests for Authorize.Net. During fiscal 2005, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of March 31, 2005. The Company assesses the impairment of goodwill on an annual basis or more frequently if other indicators of impairment arise.

Acquired intangible assets related to the acquisition of Authorize.Net include reseller networks, existing technology, merchant customer base, trademarks and processor relationships. The reseller network and the processor relationships will be amortized over twelve years. The merchant customer base and the existing technology will be amortized over five years. Trademarks are not amortized.

Acquired intangible assets consisted of the following at December 31:

	2005	2004

Intangible Assets:
Existing technology	$3,162	$3,162
Reseller network	9,300	9,300
Merchant customer base	7,000	7,000
Trademarks	3,600	3,600
Processor relationships	300	300

	23,362	23,362
Accumulated amortization	(4,948)	(2,115)

Net	$18,414	$21,247

The Company recognized amortization expense of $2,833,000, $2,115,000, and $265, in the years ended December 31, 2005, 2004, and 2003, respectively. The 2003 amortization expense is reported in the loss from discontinued operations.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amortization expense consisted of the following at December 31, 2005:

Amortization

2006	$2,832
2007	2,832
2008	2,833
2009	1,317
2010	800
Thereafter	4,200

Total future amortization expense	$14,814

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiary are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. The determination of functional currency is based on the subsidiary’s relative financial and operational independence from the Company. Foreign currency transaction gains or losses are credited or charged to the consolidated statements of operations as incurred. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to the foreign currency account, included in stockholders’ equity in the consolidated balance sheets. On January 14, 2003, the Company entered into a foreign exchange agreement, effective April 2003 with a bank for the purchase of one currency in exchange for the sale of another currency. This agreement expired on January 24, 2005. There were no transactions under this agreement.

Supplemental Cash Flow Information

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Supplemental Item:
Cash paid for income taxes	$1,481	$2,004	$373

Impairment of Long-Lived Assets — The Company periodically, or when an impairment indicator occurs, assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.

Stock-Based Compensation — The Company applies the intrinsic value based method of accounting for stock options granted to employees. The Company accounts for stock options and awards to non-employees using the fair value method.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. In circumstances when performance criteria exist, the measurement date is generally the date the performance criteria are achieved. Under the fair value method, compensation associated with stock awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date performance of services is complete.

Had the Company used the fair value method to measure compensation expense associated with grants of stock options to employees, reported income (loss) from continuing operations and net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	2005	2004	2003
	(In thousands, except per share amounts)

Income (loss) from continuing operations as reported	$8,756	$(7,355)	$5,489
Add: Stock-based compensation included in (loss) income	414	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included)	(2,331)	(2,754)	(1,785)

Pro forma income (loss) from continuing operations	$6,839	$(10,109)	$3,704
Income (loss) from continuing operations per common share — basic as reported	$0.33	$(0.28)	$0.20
Income (loss) from continuing operations per common share — diluted as reported	$0.32	$(0.28)	$0.20
Income (loss) from continuing operations per common share — basic pro forma	$0.26	$(0.38)	$0.14
Income (loss) from continuing operations per common share — diluted proforma	$0.25	$(0.38)	$0.14

Net income (loss) as reported	$19,012	$(15,405)	$(1,449)
Add: Stock-based compensation included in (loss) income	414	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included)	(2,520)	(3,272)	(2,156)

Pro forma net income (loss)	$16,906	$(18,677)	$(3,605)
Net income (loss) per common share — basic as reported	$0.71	$(0.58)	$(0.05)
Net income (loss) per common share — diluted as reported	$0.70	$(0.58)	$(0.05)
Net income (loss) per common share — basic pro forma	$0.63	$(0.70)	$(0.13)
Net income (loss) per common share — diluted pro forma	$0.62	$(0.70)	$(0.13)

The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

	Years Ended December 31,
	2005	2004	2003

Risk-free interest rate	3.68% - 4.47%	1.9% - 3.4%	2.9% - 4.7%
Expected life of options grants	1- 5 years	1 - 5 years	1 - 5 years
Expected volatility of underlying stock	55% - 68%	82%	86%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	—	—	—

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized $0.4 million of stock-based compensation expense in 2005. This expense was related to stock options granted to certain executive officers that provide for vesting of the options upon the achievement of stock price performance. Additional vesting of 125,000, 50,000, 50,000, and 50,000 shares under such stock options could occur if the average closing price of the Company’s common stock over 20 consecutive days reaches $10.00, $12.50, $15.00, and $17.50, respectively. In connection with the adoption of SFAS 123R on January 1, 2006, the compensation expense related to these options will be recognized over the estimated remaining requisite performance period based on the fair market value of the options on their grant dates.

Comprehensive Income (Loss) — The amounts that comprise comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 are net income (loss), unrealized gain/loss on short term investments, and foreign currency loss (gains)

Recent Accounting Pronouncements —

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Effective January 1, 2006, the Company adopted SFAS No. 123R utilizing the “modified prospective” method. The Company expects the adoption of SFAS No. 123R to have a material impact on net income and net income per share and is currently in the process of evaluating the extent of such impact.

3.	Discontinued Operations

Intelligent Network Solutions (INS) Business

On October 1, 2004, we closed the sale of our Fraud Centurion product suite pursuant to an agreement with India-based Subex. Our Fraud Centurion product suite was included in our INS business product offerings. We received net cash proceeds of $2.4 million as a result of the sale. As part of this transaction, we sold equipment with a net book value of approximately $0.2 million to Subex and assigned the customer maintenance contracts to Subex. The liabilities for deferred revenue related to these contracts as of the closing date totaled $0.5 million. In our previously filed 2004 financial statements, we recorded an operating gain of approximately $2.7 million in the fourth quarter of 2004. In connection with the sale of the complete INS business during 2005, this gain has been reclassified to be presented as a gain on sale of discontinued operations.

On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which included its PrePay IN product and related services, to VeriSign, Inc. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by the Company as a liability to VeriSign, until certain representations and warranties expire after an 18-month period after closing and will be recorded as a gain, net of possible indemnity claims at that time. In addition, a liability has been established of $0.45 million in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if the Company were to purchase an insurance policy to cover up to $5 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007. The operating results and financial condition of this former INS segment have been reported as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as the sale was

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completed during the second quarter of 2005. All comparative prior period amounts have been restated in a similar manner. The Company recorded a gain on the sale of its INS business of $12.7 million during the second quarter of 2005, which has been presented as a gain on sale of discontinued operations.

Included in the amounts reported for net income from discontinued operations for the year ended December 31, 2005 is the gain on the sale of the INS business of $12.7 million (net of income tax provision of $0.1 million) and a $1.4 million settlement received by the Company from a lawsuit between Lucent Technologies, Inc. and the Company that was finalized in the second quarter of 2005. The net loss from discontinued operations for the year ended December 31, 2004 includes the gain on the sale of the Fraud Centurion assets of $2.7 million and approximately $2.3 million of goodwill and intangible asset impairment charges.

Instant Conferencing Business

In the first quarter of 2005, the Company made the decision to no longer actively market or sell our GroupTalk product and took actions to outsource the continuing operations of our Instant Conferencing business. On August 17, 2005, the Company and America Online, Inc. mutually agreed to terminate the master services agreement under which the Company provided our GroupTalk instant conferencing services to America Online, Inc. Lightbridge subsequently terminated all of the outsourcing agreements for its GroupTalk services and ceased operations of the Instant Conferencing business in the third quarter of 2005.

In accordance with SFAS 144, the operating results of the former INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements. The components of losses from operations of discontinued operations previously classified as operating activities are as follows:

	Years Ended December 31,
	2005	2004	2003

Results of operations:
Total gross profit	$4,336	$8,565	$11,630
Total operating expenses(1)	6,769	19,288	18,568

Losses from operation of discontinued operations	(2,433)	(10,723)	(6,938)

(1)	2004 includes approximately $2.3 million of goodwill and intangible asset impairment charges.

4.	Disclosures About Segments of an Enterprise and Related Information

Based upon the way financial information is provided to the Company’s Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, the Company reports its operations in two distinct operating segments: Telecom Decisioning Services (TDS) and Payment Processing Services (Payment

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Processing). In 2005, the Company discontinued the operations of its INS business and Instant Conferencing business.

The TDS segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and contact center services to telecom and other companies. The Payment Processing segment offers a transaction processing system, under the Authorize.Net® brand, that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. Within these two segments, performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments.

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

Financial information for each reportable segment for the years ended December 31, 2005, 2004 and 2003 were as follows (amounts in thousands):

			Sub-Total
		Payment	Reportable	Reconciling		Consolidated
December 31, 2005	TDS	Processing	Segments	Items		Total

Revenues	$62,950	$45,328	$108,278	$—		$108,278
Gross profit	23,049	35,426	58,475	—		58,475
Operating income (loss)	11,275	11,378	22,653	(13,858	)(1)	8,795
Depreciation and amortization	3,982	4,246	8,228	740	(2)	8,968

			Sub-Total
		Payment	Reportable	Reconciling		Consolidated
December 31, 2004	TDS	Processing	Segments	Items		Total

Revenues	$88,297	$26,836	$115,133	$—		$115,133
Gross profit	37,020	19,580	56,600	—		56,600
Operating income (loss)	16,118	3,560	19,678	(19,291	)(1)	387
Depreciation and amortization	5,760	3,086	8,846	1,013	(2)	9,859

			Sub-Total
		Payment	Reportable	Reconciling		Consolidated
December 31, 2003	TDS	Processing(3)	Segments	Items		Total

Revenues	$99,023	$—	$99,023	$—		$99,023
Gross profit	46,399	—	46,399	—		46,399
Operating income (loss)	22,025	—	22,025	(15,954	)(1)	6,071
Depreciation and amortization	7,918	—	7,918	689	(2)	8,607

(1)	Reconciling items from segment operating income (loss) to consolidated operating income (loss) include the following:

	2005	2004	2003

Restructuring costs	$1,259	$4,069	$1,227
Unallocated corporate and centralized sales and marketing, general and administrative expenses	12,599	15,222	14,727

Total	$13,858	$19,291	$15,954

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Represents depreciation and amortization included in the unallocated corporate or centralized marketing, general and administrative expenses.

(3)	On March 31, 2004 the Company acquired all of the outstanding stock of Authorize.Net (See Note 1).

5.	Investment

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

6.	Property and Equipment

Property and equipment consisted of the following at December 31:

	2005	2004

Furniture and fixtures	$2,685	$2,959
Leasehold improvements	6,917	8,810
Computer equipment	18,000	17,538
Computer software	7,265	8,074

	34,867	37,381
Less accumulated depreciation and amortization	(24,063)	(21,562)

Property and equipment, net	$10,804	$15,819

During the years ended December 31, 2005 and 2004, the Company performed reviews of its property and equipment and a number of fully depreciated assets were identified as no longer being in service. As a result, the Company removed from the property and equipment accounts cost and accumulated depreciation of approximately $3.1 million and $12.0 million in 2005 and 2004, respectively. Since the assets had been fully depreciated, there was no impact on the statement of operations.

7.	Letter of Credit

At December 31, 2005, the Company has a $1.6 million letter of credit, which was renewed in January 2006 for an additional year. Since January 2005, the Company has been required to provide $1.6 million of cash as collateral for the renewable letter of credit.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Restructuring Costs

The following table summarizes the activity in the restructuring accrual for the twelve months ended December 31, 2003, 2004, and 2005 (amounts in thousands):

	Employee Severance
	and Termination	Facility Closing	Asset
	Benefits	and Related Costs	Impairment	Total

Accrued restructuring balance at January 1, 2003	$343	$992	$—	$1,335

Restructuring accrual — March 2003 and June 2003	77	548	378	1,003
Disposal of assets	—	—	(378)	(378)
Cash payments	(262)	(754)	—	(1,016)
Restructuring charges	—	199	—	199
Restructuring adjustments	(158)	—	—	(158)

Accrued restructuring balance at December 31, 2003	$—	$985	$—	$985

Restructuring accrual — January 2004	488	—	—	488
Restructuring accrual — September 2004	2,090	—	—	2,090
Restructuring accrual — December 2004	1,410	178	—	1,588
Cash payments	(1,784)	(841)	—	(2,625)
Restructuring adjustments		(36)	—	(36)

Accrued restructuring balance at December 31, 2004	$2,204	$286	$—	$2,490

Restructuring accrual — January 2005	70	302	—	372
Restructuring accrual — September 2005	—	1,037	654	1,691
Disposal of assets	—	—	(654)	(654)
Cash payments	(2,082)	(650)	—	(2,732)
Restructuring adjustments	(175)	(3)	—	(178)

Accrued restructuring balance at December 31, 2005	$17	$972	$—	$989

In September 2005, the Company decided to consolidate its administrative facilities and vacated the third floor of its corporate headquarters at 30 Corporate Drive, Burlington Massachusetts. The Company recorded a restructuring and related asset impairment charge of $1.7 million in 2005 related to this action. This charge included $1.0 million of lease obligations and $1.3 million for the impairment of leasehold improvements and equipment offset against a deferred rent adjustment of $0.6 million. The lease obligation represents the fair value of future lease commitment costs, net of projected sublease rental income. The estimated future cash flows used in the fair value calculation are based on certain estimates and assumptions by management, including the projected sublease rental income, the amount of time the space will be unoccupied prior to sublease and the lengths of any sublease. The estimated future cash flows used were discounted using a credit adjusted risk-free interest rate and has a maturity date that approximates the expected timing of future cash flows.

The Company has lease obligations related to the facilities subject to its restructuring which extend to the year 2011. Management will review the sublease assumptions on a quarterly basis, until the outcome is finalized. Accordingly, management may modify these estimates to reflect any changes in circumstance in future periods. If

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modifications are made, the changes to the liability are measured using the same credit adjusted risk-free interest rate.

In January 2005, the Company announced the closing its Broomfield, Colorado contact center in order to take advantage of its other existing contact center infrastructure and operate more efficiently. This action resulted in the termination of approximately 40 employees associated with product service and delivery at this location. The Company recorded a restructuring charge of approximately $0.4 million relating to facility closing costs and employee severance and termination benefits during the three months ended March 31, 2005. The Company anticipates that the severance costs related to this action will be paid by the end of the first quarter of 2006, and the Company anticipates that all other costs relating to this action, consisting principally of lease obligations on unused space, net of estimated sublease income, will be paid by the end of 2008.

In December 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action followed the Company’s announcement of an anticipated revenue reduction as a result of the acquisition of AT&T Wireless Services, Inc. (AT&T Wireless) by Cingular Wireless LLC (Cingular). This action resulted in the termination of 38 employees, in the Company’s corporate offices in Burlington, Massachusetts as follows: 16 in product and service delivery, 11 in engineering and development, 10 in sales and marketing and 1 in general and administrative. The Company recorded a restructuring charge of approximately $1.4 million relating to employee severance and termination benefits during the three months ended December 31, 2004. Additionally, subsequent to its acquisition of Authorize.Net the Company relocated its offices in Bellevue, Washington and the remaining rent paid of $0.2 million on the vacated space was included in restructuring charges during the three months ended December 31, 2004. The costs related to these actions were paid by the end of 2005.

In September 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action, a continuation of the Company’s emphasis on expense management, resulted in the termination of 64 employees and 2 contractors in the Company’s corporate offices in Burlington, Massachusetts and its Broomfield, Colorado location as follows: 12 in product and service delivery, 16 in engineering and development, 25 in sales and marketing and 13 in general and administrative. The Company recorded a restructuring charge of approximately $2.1 million relating to employee severance and termination benefits during the three months ended September 30, 2004. All the costs related to this action were paid by the end of 2005.

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

In March 2003, the Company announced that it would be streamlining its existing Broomfield, Colorado contact center operations into its Lynn, Massachusetts facility and a smaller facility in Broomfield, Colorado by the end of May 2003. In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $0.1 million relating to employee severance and termination benefits. In the quarter ended June 30, 2003, the Company recorded an additional restructuring charge associated with this action of approximately $1.0 million, consisting of approximately $0.6 million in future lease obligations for unused facilities and approximately $0.4 million for capital equipment write-offs. The capital equipment write-offs and all of the severance costs related to this restructuring were incurred by the end of 2003 and all other costs relating to this action were paid by the end of the first quarter of 2005.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

Funds Due to Merchants — At December 31, 2005, the Company was holding funds in the amount of $7.1 million due to merchants comprised of $6.3 million held for Authorize.Net’s eCheck.Net® product, and $0.8 million held for Authorize.Net’s Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Authorize.Net typically holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The $0.8 million held for IPS includes funds from processing both credit card and Automated Clearing House (ACH) transactions. IPS credit card funds are held for approximately two business days; IPS ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

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

Letter of Credit — The Company maintains a letter of credit in the amount of $1.6 million that was renewed in January 2006 for an additional year as required for security under the lease for its headquarters. Since January 2005, the Company has been required to provide $1.6 million of cash as collateral for the letter of credit.

Operating Leases — The Company has noncancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2011 and certain of them contain provisions for extension on substantially the same terms as are currently in effect. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term.

Future minimum payments under operating leases, including facilities affected by restructurings and the Company’s new headquarters lease, consisted of the following at December 31, 2005 (amounts in thousands):

				Restructured Lease
	Net Lease Obligations			Obligations
	Gross Lease	Sublease	Net Lease	Included in Gross
	Obligations	Income	Obligations	Lease Obligations

2006	$3,957	$957	$3,000	$852
2007	3,763	949	2,814	872
2008	3,164	669	2,495	831
2009	2,511		2,511	779
2010	2,075		2,075	798
Thereafter	1,686		1,686	732

Total minimum lease payments	$17,156	$2,575	$14,581	$4,864

Rent expense for operating leases (excluding sublease income) was approximately $2,463,000, $3,626,000 and $2,854,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company leases its corporate headquarters and its principal sales, consulting, marketing, operations and product development facility. This lease was executed and delivered in January 2004, had a rent commencement date in June 2004 and expires in 2011. The Company was not required to pay rent during the construction period from January 2004 through May 2004 and the amount of the landlord’s tenant improvement allowance was

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $3.3 million. In addition, the Company’s Bellevue, Washington lease was executed in August 2004, and had a rent commencement date in September 2004. The Company was not obligated to pay rent during the construction period prior to the rent commencement date and the amount of the landlord in tenant improvement allowance was approximately $177,000. The Company also received abated rent for the first three months of the lease term. The Company’s Nova Scotia lease was entered into in February 2004, and had a rent commencement date in May 2004. The Company was allowed access to the premises in Nova Scotia for a period of 90 days prior to May 2004 in order to make tenant improvements.

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

The Company generally undertakes to defend and indemnify the indemnified party for damages and expenses or settlement amounts arising from certain patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. Some agreements provide for indemnification for claims relating to property damage or personal injury resulting from the performance of services or provision of products by the Company, breaches of contract by the Company or the failure by the Company to comply with applicable laws in the performance of services or provision of products by the Company to its clients. Except for the legal expenses the Company has incurred in connection with the Net MoneyIN litigation, historically, the Company’s costs to defend lawsuits, or settle or pay claims relating to such indemnification provisions, have not been material. Accordingly, the estimated fair value of these indemnification provisions is not material.

The Company established a liability of $0.45 million in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if the Company were to purchase an insurance policy to cover up to $5 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007.

Litigation — In 2001, Net MoneyIN, Inc. brought a patent infringement suit in the United States District Court for the District of Arizona, entitled Net MoneyIN, Inc. v. VeriSign, Inc., et al., Case No. CIV 01-441 TUC RCC. Defendants in this case include InfoSpace, Inc. and E-Commerce Exchange, Inc.

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

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service and eCheck.Net service, and seeks treble damages, permanent injunctive relief, attorneys’ fees and costs. Injunctive relief adverse to the Company could materially adversely affect the Company’s business operations and financial condition.

The defendants have denied the allegations of the plaintiff and have counterclaimed, seeking a declaration that plaintiff’s patents have not been infringed and are invalid. The litigation is bifurcated, with separate liability and damages phases. The period designated for fact discovery during the liability phase has concluded. Following a claim construction hearing, the court issued an order on October 18, 2005 construing terms in one patent claim and finding other claims invalid. No liability-phase trial date has been set. The Company has incurred legal expenses in 2005 and 2004 of approximately $1,100,000 and $200,000, respectively, in connection with the defense of this lawsuit following the Company’s acquisition of Authorize.Net, and expects to incur defense costs of approximately $1.5 million in 2006. The Company intends to vigorously pursue available defenses to the lawsuit. The Company is not currently able to estimate the possibility of loss or range of loss, relating to this claim or to predict the ultimate outcome of this matter. While there can be no assurances as to the outcome of the lawsuit, an adverse outcome of the lawsuit could have a material effect on the Company’s financial condition, results of operations or cash flow.

10.	Common Stock Option Plans, Warrants, Stockholder Rights Plan

Stock Option Plans

1996 Employee Stock Plans — On June 14, 1996, the Board authorized and the stockholders approved the adoption of the 1996 Incentive and Nonqualified Stock Option Plan and the 1996 Employee Stock Purchase Plan for the issuance of options or sale of shares to employees. The Company cannot make any further grants under the 1996 Incentive and Nonqualified Stock Plan. Both plans became effective immediately after the closing of the Company’s initial public offering:

•	1996 Incentive and Nonqualified Stock Option Plan — The 1996 Incentive and Nonqualified Stock Option Plan (the 1996 Plan) provided for the issuance of options to purchase up to 4,350,000 shares of the Company’s common stock. Options could be either qualified incentive stock options or nonqualified stock options at the discretion of the Board. Exercise prices must be greater than or equal to the fair market value on the date of grant, in the case of incentive stock options and nonqualified options. No further grants can be made under the 1996 Incentive and Nonqualified Stock Option Plan.

•	1996 Employee Stock Purchase Plan — The 1996 Employee Stock Purchase Plan provides for the sale of up to 600,000 shares of the Company’s common stock to employees. Employees are allowed to purchase shares at a discount from the lower of fair value at the beginning or end of the purchase periods through payroll deductions. At December 31, 2005, 121,104 shares were available for purchase and reserved for issuance under the 1996 Employee Stock Purchase Plan. The 1996 Employee Stock Purchase Plan was terminated upon expiration of the offering period ended January 31, 2006.

1997 Stock Incentive Plan and Restricted Stock Purchase Plan — The 1997 Stock Incentive Plan and Restricted Stock Purchase Plan provided for the issuance of up to 8,516,667 options to acquire shares of common stock. The Company does not plan to make any further grants under the 1997 Stock Incentive Plan and Restricted Stock Purchase Plan.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2004 Stock Incentive Plan — In April and June 2004, respectively, the Board authorized and the stockholders approved the adoption of the 2004 Stock Incentive Plan which provides for the issuance of options and other stock-based awards to purchase up to 2,500,000 shares of the Company’s common stock, plus the number of shares then remaining available for future grants under the Company’s 1996 Plan and the 1998 Plan, plus the number of shares subject to any stock option granted pursuant to the 1996 Plan or the 1998 Plan that expires, is cancelled or otherwise terminates (other than by exercise) after the effective date of the 2004 Plan. Options are granted with an exercise price of no less than the common stock’s market value at the date of grant. At December 31, 2005, 3,208,220 shares were available for grant under the 2004 Stock Incentive Plan.

The following table presents activity under all stock option plans:

			Weighted-
			Average
		Weighted-	Fair
		Average	Value of
	Number of	Exercise	Options
	Options	Price	Granted
	(In thousands)

Outstanding at January 1, 2003	3,906	$11.41
Granted	393	7.27	$3.86
Exercised	(163)	6.11
Forfeited	(807)	16.46

Outstanding at December 31, 2003	3,329	10.12
Granted	2,905	5.71	$3.12
Exercised	(220)	0.68
Forfeited	(1,331)	9.15

Outstanding at December 31, 2004	4,683	8.00
Granted	1,243	6.26	$3.20
Exercised	(235)	7.25
Forfeited	(1,870)	8.74

Outstanding at December 31, 2005	3,821	$7.23

The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

		Weighted-
		Average
	Options	Exercise
	Exercisable	Price
	(In thousands)

December 31, 2003	2,335	$10.12
December 31, 2004	2,502	$10.05
December 31, 2005	2,012	$8.51

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information regarding options outstanding at December 31, 2005:

				Weighted	Weighted
				Average	Average
			Weighted	Remaining	Exercise
		Number	Average	Contractual	Price for
Number of	Range of Exercise	Currently	Exercise	Life	Currently
Options	Prices	Exercisable	Price	(Years)	Exercisable
(In thousands)		(In thousands)

352	$2.00 - $4.44	240	$3.64	7.83	$3.58
435	4.67	117	4.67	8.71	4.67
568	4.82 - 5.90	210	5.57	8.38	5.58
516	5.92 - 6.11	131	6.09	8.86	6.07
426	6.16	87	6.16	9.04	6.16
583	6.17 - 7.88	365	7.20	8.19	7.47
236	8.08 - 9.95	164	8.92	6.77	8.95
144	10.25 - 11.92	137	10.88	5.45	10.89
451	12.12 - 12.56	451	12.27	3.29	12.27
110	12.88 - 37.32	110	18.08	4.45	18.08

3,821		2,012	$7.23		$8.51

Stock Repurchases — On October 4, 2001, Lightbridge announced that its board of directors authorized the repurchase of up to 2 million shares of the Company’s common stock at an aggregate price of up to $20 million. The shares may be purchased from time to time on or after October 8, 2001, depending on market conditions. On April 23, 2003, the board approved an expansion of the plan to authorize Lightbridge to purchase up to 4 million shares of the Company’s common stock at an aggregate price of up to $40 million through September 26, 2005. As of December 31, 2004, the Company had purchased approximately 2.5 million shares at a total cost of approximately $17.9 million since the inception of its repurchase program. There were no repurchases during 2005 and the authority to engage in this program expired on September 26, 2005.

The following summarizes the purchases during 2004:

			Total Number of	Maximum Number
			Shares	of Shares
	Total Number		Purchased as	that May
	of Shares	Average Price	Part of Publicly	Yet be Purchased
Period	Purchased	Paid per Share	Announced Plan	under the Plan

January 1, 2004 to January 31, 2004	—	—	—	2,087,462
February 1, 2004 to February 29, 2004	—	—	—	2,087,462
March 1, 2004 to March 31, 2004	114,600	$6.69	114,600	1,972,862
April 1, 2004 to April 30, 2004	—	—	—	1,972,862
May 1, 2004 to May 31, 2004	520,000	$5.83	520,000	1,452,862
June 1, 2004 to December 31, 2004	—	—	—	1,452,862

Total	634,600	$5.99	634,600

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

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.	Income Taxes

Provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2005	2004	2003

Current:
Federal	$—	$(777)	$(83)
Foreign	113	627	—
State	50	(254)	76
Deferred:
Federal	1,509	7,909	1,938
State	304	1,172	(42)

Provision for income taxes	$1,976	$8,677	$1,889

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred tax assets at December 31 were as follows (in thousands):

	2005	2004

Current Items:
Assets:
Allowance for doubtful accounts	$589	$786
Capital loss carryforwards	—	192
Accrued expenses	1,724	1,482
Restructuring reserves	507	1,353
Less valuation allowance	(2,820)	(3,813)

Net current deferred tax assets	$—	$—

Long-Term Items:
Assets:
Depreciation and amortization	$4,394	$4,014
Acquisition costs	604	357
Intangible assets	743	325
Capital loss carryforwards	198	—
Equity compensation	170	—
Loss carryforwards	13,546	9,934
Foreign tax credit carry-forward	817	1,822
R&D tax credit carry-forward	6,907	5,699
Valuation allowance	(27,379)	(22,151)

Long-term deferred tax assets	—	—

Liabilities:
Tax amortization of non-lived intangibles	(3,074)	(1,261)

Long-term deferred tax liabilities	(3,074)	(1,261)

Total net long-term deferred tax assets/(liabilities)	$(3,074)	$(1,261)

The net change in the valuation allowance for the years ended December 31, 2005, and 2004 was an increase of approximately $4,235,000 and $13,833,000, respectively. At December 31, 2005, the Company had $57,100,000 of federal and state net operating loss carryforwards which expire, if unused, in years 2009 through 2024. Approximately $17,000,000 of the federal net operating loss is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code of approximately $3,000,000. At December 31, 2004, the Company had approximately $43,900,000 of federal and state net operating loss carryforwards. During 2005, the Company utilized approximately $25,000,000 of federal and state net operating loss carryforwards to offset the gain associated with the sale of INS. In addition, during 2005 the Company reduced its federal and state net operating loss carryforwards by $16,000,000 in order to offset current year income and to record other adjustments to the loss carryforward amounts. The Company also recorded additional federal and state tax deductions of approximately $54,200,000 primarily related to its 2004 liquidation of a subsidiary. At December 31, 2005, the Company had federal research and development credit carryforwards of $4,800,000 which expire, if unused, in years 2012 through 2025. At December 31, 2005, the Company had state research and development credit carryforwards of $2,107,000, a portion which the Company can use for an indefinite period and a portion which expire, if unused, in years 2016 through 2020. In addition at December 31, 2005, the Company had foreign tax credit carryforwards for federal purposes of $800,000 which expire, if unused, in years 2007 through 2015.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Despite the Company’s profitability in 2005, as of December 31, 2005, the Company has continued to maintain a full valuation allowance on its tax assets until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. If circumstances change such that the realization of the deferred tax assets is concluded to be more likely than not, the Company will record future income tax benefits and a credit to additional paid-in-capital of approximately $531,000 attributable to employee stock plan deductions at the time that such determination is made.

The following is a reconciliation of income taxes at the federal statutory rate to the Company’s effective tax rate for the years ended December 31:

	2005	2004	2003

Statutory federal income tax rate	35%	34%	34%
State taxes, net of federal benefit	—	4	1
Foreign taxes	—	48	—
Foreign tax credits	—	(136)	—
Change in valuation allowance	(12)	864	(25)
Research & development credits	(5)	228	21
Change in tax exposure reserves	—	(70)	—
Effect of liquidation of a subsidiary on tax attributes	—	(302)	—
Other, net	1	(14)	(5)

Effective tax rate	19%	656%	26%

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At December 31, 2005, the Company believes it has appropriately accrued for probable exposures.

12.	Retirement Plan

The Company has a 401(k) Retirement Plan. All employees of the Company are eligible to participate, subject to employment eligibility requirements. The Company pays a matching contribution of 50% up to the first 6% contributed by the employee. The Company’s 401(k) matching expense was approximately $622,000, $816,000 and $819,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

13.	Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The EPS calculation has been restated to reflect the change in income from

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuing operations due to the Company’s INS and Instant Conferencing segments now being accounted for as discontinued operations.

A reconciliation of the shares used to compute basic income per share to those used for diluted income per share is as follows for the years ended December 31 (in thousands):

	2005	2004	2003

Shares for basic computation	26,670	26,643	27,015
Options and warrants (treasury stock method)	612	—	401

Shares for diluted computation	27,282	26,643	27,416

Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computation. Had such shares been included, shares for the diluted computation would have increased by approximately 1,265,000, 3,009,000 and 2,164,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computation in the years ended December 31, 2004, as they are anti-dilutive due to the net losses recorded by the Company in those periods. Had such shares been included, the number of shares for the diluted computation for the year ended December 31, 2004 would have increased by approximately 155,000.

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

On January 13, 2006, the Company announced a restructuring focused primarily within the TDS business, as well as planned reductions to general and administrative expenses. This action reflects the Company’s continued commitment to align costs and revenues. The restructuring consists of a total workforce reduction of about 4%, and the Company expects to record a restructuring charge of approximately $1.4 to $1.5 million in the first quarter of 2006, primarily related to employee severance and termination benefits.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Data (Unaudited — Restated for Discontinued Operations)

	Q1	Q2	Q3	Q4
	(In thousands, except per share amounts)

2005
Revenues	$27,174	$26,563	$27,232	$27,309
Gross profit	$13,677	$14,548	$14,944	$15,306
Income from operations	$1,371	$2,466	$1,324	$3,634
Discontinued operations	$(2,254)	$12,859	$(268)	$(81)
Net income (loss)	$(1,100)	$15,212	$987	$3,913
Basic earnings (loss) per share	$(0.04)	$0.57	$0.04	$0.15
Diluted earnings (loss) per share	$(0.04)	$0.56	$0.04	$0.14
2004
Revenues	$23,808	$31,744	$30,421	$29,160
Gross profit	$10,433	$16,568	$15,169	$14,430
Income (loss) from operations	$(740)	$2,670	$(2,031)	$488
Discontinued operations	$(634)	$(1,087)	$(3,055)	$(3,274)
Net income (loss)	$(741)	$573	$(4,300)	$(10,937)
Basic and diluted earnings (loss) per share	$(0.03)	$0.02	$(0.16)	$(0.41)

In connection with the preparation of the Company’s 2005 consolidated financial statements, the Company concluded that it was necessary to restate the cash flow statements for the six months ended June 30, 2005 and the nine months ended September 30, 2005 previously filed by the Company on Forms 10-Q as amended, to correct the error as set forth below in reporting the gain on the sale of the Company’s INS business. The gain on the sale of INS business of $12.7 million and the net proceeds from the sale of the INS business of $15.0 million were previously improperly presented in net cash provided by (used in ) operating activities of continuing operations and net cash provided by investing activities of continuing operations, respectively.

The following table summarizes the amounts as previously reported and as restated in the Statements of Cash Flows for the six months ended June 30, 2005 and the nine months ended September 30, 2005 (dollars in thousands):

	Six months ended		Nine months ended
	June 30, 2005		September 30, 2005
	As		As
	previously	As	previously	As
	reported	restated	reported	restated

Net cash provided by (used in) operating activities of continuing operations	$(5,524)	$7,165	$2,780	$15,469
Net cash provided by investing activities of continuing operations	$18,912	$3,895	$20,818	$5,801
Net cash provided by (used in) operating activities of discontinued operations	$11,070	$(1,619)	$11,422	$(1,267)
Net cash provided by investing activities of discontinued operations	$—	$15,017	$—	$15,017

The Company intends to include restated statements of cash flows for the above interim periods in its Quarterly Reports on Form 10-Q filed prospectively for the corresponding periods in 2006.