Form 10-Q
period 2006-03-31
LIGHTBRIDGE INC
filed 2006-05-10
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 5, 2006, there were 27,211,464 shares of the registrant’s common stock, $.01 par value, outstanding .

LIGHTBRIDGE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$88,738	$83,120
Short-term investments	1,790	1,688
Accounts receivable, net	12,890	11,911
Other current assets	3,300	3,432

Total current assets	106,718	100,151

Property and equipment, net	10,156	10,804
Other assets, net	680	438
Restricted cash	2,100	2,100
Goodwill	57,628	57,628
Intangible assets, net	17,706	18,414

Total assets	$194,988	$189,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,911	$3,448
Accrued compensation and benefits	2,205	5,724
Other accrued liabilities	4,896	5,203
Deferred rent	645	656
Deferred revenues	3,352	2,863
Funds due to merchants	8,224	7,112
Accrued restructuring	1,145	989

Total current liabilities	25,378	25,995

Deferred rent, less current portion	2,428	2,548
Deferred tax liability	3,494	3,074
Other long-term liabilities	975	965

Total liabilities	32,275	32,582

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,629,658 and 30,259,882 shares issued and 27,190,615 and 26,820,839 shares outstanding at March 31, 2006 and December 31, 2005, respectively	306	303
Additional paid-in capital	173,777	169,648
Accumulated other comprehensive income	106	110
Retained earnings	9,311	7,679
Less: treasury stock, at cost; 3,439,043 shares	(20,787)	(20,787)

Total stockholders’ equity	162,713	156,953

Total liabilities and stockholders’ equity	$194,988	$189,535

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Transaction services	$25,682	$25,655
Consulting and maintenance services	860	1,519

Total revenues	26,542	27,174

Cost of revenues:
Transaction services	11,204	12,732
Consulting and maintenance services	533	765

Total cost of revenues	11,737	13,497

Gross profit:
Transaction services	14,478	12,923
Consulting and maintenance services	327	754

Total gross profit	14,805	13,677

Operating expenses:
Engineering and development	3,237	3,923
Sales and marketing	4,771	4,471
General and administrative	4,759	3,528
Restructuring charges and related asset impairments	1,393	384

Total operating expenses	14,160	12,306

Income from operations	645	1,371

Other income, net	1,010	262

Income from continuing operations before provision for income taxes	1,655	1,633

Provision for income taxes	491	479

Income from continuing operations	1,164	1,154

Income (loss) from discontinued operations, net of income taxes	468	(2,254)

Net income (loss)	$1,632	$(1,100)

Net income (loss) per common shares (basic):
From continuing operations	$0.04	$0.04
From discontinued operations	0.02	(0.08)

Net income (loss) per common share (basic)	$0.06	$(0.04)

Net income (loss) per common share (diluted):
From continuing operations	$0.04	$0.04
From discontinued operations	0.02	(0.08)

Net income (loss) per common share (diluted):	$0.06	$(0.04)

Basic weighted average shares	27,023	26,562

Diluted weighted average shares	27,561	26,919

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,632	$(1,100)
Income (loss) from discontinued operations	468	(2,254)

Income from continuing operations	1,164	1,154

Adjustments to reconcile net income to net cash provided by operating activities for continuing operations:
Depreciation and amortization	1,956	2,400
Deferred income taxes	420	408
Stock compensation expense	1,611	—

Changes in assets and liabilities:
Accounts receivable	(979)	(1,464)
Other assets	(151)	242
Accounts payable and accrued liabilities	(2,207)	(2,465)
Funds due to merchants	1,112	475
Deferred rent	(131)	(48)
Deferred revenues	489	425
Other liabilities	10	68

Net cash provided by operating activities of continuing operations	3,294	1,195

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(605)	(612)
Restricted cash	—	(1,600)
Purchase of short-term investments	(197)	(1,561)
Proceeds from sales and maturities of short-term investments	96	5,538

Net cash provided by (used in) investing activities for continuing operations	(706)	1,765

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	2,521	297

Net cash provided by financing activities of continuing operations	2,521	297

Effects of foreign exchange rate changes on cash and cash equivalents	41	220

Net cash provided by (used in) operating activities of discontinued operations	468	(2,263)
Net cash provided by (used in) investing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net increase in cash and cash equivalents	5,618	1,214
Cash and cash equivalents, beginning of period	83,120	39,036

Cash and cash equivalents, end of period	$88,738	$40,250

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements include the accounts of Lightbridge, Inc. and its subsidiaries (collectively, “Lightbridge” or the “Company”). Lightbridge believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Lightbridge’s financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Lightbridge’s annual financial statements have been omitted, Lightbridge believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Lightbridge’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.
2. SHARE-BASED COMPENSATION
Stock Option Plans
     Stock Incentive Plans (active) — The Company currently awards stock options under the 2004 Stock Incentive Plan (2004 Plan). No further grants can be made under the 1996 Incentive and Nonqualified Stock Option Plan (the 1996 Plan) and the 1998 Non-Statutory Stock Option Plan (the 1998 Plan). Also, the Company does not plan to make any further grants under the 1997 Stock Incentive Plan and Restricted Stock Purchase Plan.
     In April and June 2004, respectively, the Board authorized and the stockholders approved the adoption of the 2004 Plan which provides for the issuance of options and other stock-based awards to purchase up to 2,500,000 shares of the Company’s common stock, plus the number of shares then remaining available for future grants under the Company’s 1996 Plan and the 1998 Plan, plus the number of shares subject to any stock option granted pursuant to the 1996 Plan or the 1998 Plan that expires, is cancelled or otherwise terminates (other than by exercise) after the effective date of the 2004 Plan. Options are granted with an exercise price of no less than the common stock’s market value at the date of grant. Options generally have a four-year graded vesting and have 10-year contractual terms. Certain option and plan awards provide for accelerated vesting if there is a change in control (as defined in the 2004 Plan). At March 31, 2006, 3,492,838 shares were available for grant under the 2004 Plan.
     Employees Stock Purchase Plan — On June 14, 1996, the Board authorized and the stockholders approved the adoption of the 1996 Employee Stock Purchase Plan (ESPP Plan). The ESPP Plan provided for the sale of up to 600,000 shares of the Company’s common stock to employees. Employees may have up to 6% of their base salary withheld through payroll deductions to purchase common stock during semi-annual offering periods. The purchase price of the stock is the lower of 85% of (i) the fair market value of the common stock on the enrollment date (the first day of the offering period), or (ii) the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after February 1 and terminating on the last trading day in the following July, and (b) on the first trading day on or after August 1 and terminating on the last trading day in the following January.
     During the three months ended March 31, 2006, and 2005, the Company issued approximately 20,000 and 51,000 shares, respectively, under the ESPP Plan. The ESPP Plan was terminated upon expiration of the offering period on January 31, 2006.
Stock Option Valuation and Expense Information under SFAS 123(R)
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.
      On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (the FSP). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123(R). The Company elected to use the “short-cut” method when SFAS No. 123(R) was adopted by the Company January 1, 2006.

     Share-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company did not established estimates for forfeitures.
     The following table summarizes the share-based compensation expense included in operating expense captions that the Company recorded within the accompanying condensed consolidated statements of income (amounts in thousands):

Three Months
Ended
March 31, 2006
Cost of revenues	$95
Engineering and development	181
Sales and marketing	42
General and administrative	1,293

Share-based compensation expense	$1,611

     Except as noted below, the Company estimates the fair value of options granted using the Black-Scholes option valuation model. It estimates the volatility of the Company’s common stock at the date of grant based on its historical volatility rate, consistent with Staff Accounting Bulletin No. 107 (SAB 107). The Company’s decision to use historical volatility was based upon the limited amount of actively traded options on its common stock and its assessment that historical volatility is more representative of future stock price trends than implied volatility. Lightbridge estimates the expected term to be consistent with the simplified method identified in SAB 107 for share-based awards granted during the quarter ended March 31, 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical and expected dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.
     Lightbridge used the following assumptions to estimate the fair value of share-based payment awards:

	Three Months Ended
	March 31, 2006
		Employee Stock
	Stock Options	Purchase Plan (1)
Expected term (years)	6.25	0.50
Expected volatility	62%	38%
Risk-free interest rate (range)	4.3 – 4.8%	4.6%
Expected dividend yield	0.0%	0.0%

(1)	The 1996 Employee Stock Purchase Plan was terminated upon expiration of the offering period ended January 31, 2006.
     During 2004 and 2005, the Company granted stock options to certain executive officers that provide for vesting of the options upon the achievement of stock price performance. During the three months ended March 31, 2006, 125,000 of these options vested because the average closing price of the Company’s common stock reached $10.00 for over 20 consecutive days. Additional vesting of 50,000, 50,000, and 50,000 shares under such stock options could occur if the average closing price of the Company’s common stock over 20 consecutive days reaches $12.50, $15.00, and $17.50, respectively. The estimated fair value of these options was calculated using a Monte Carlo simulation model that estimated (i) the probability that the performance goal will be achieved, and (ii) the length of time required to attain the target market price. The Company recognized approximately $1 million of shared-based compensation expense related to these options during the three months ended March 31, 2006.

Stock Option Pro Forma Information under SFAS 123
     The Company did not recognize compensation expense for employee share-based awards for the three months ended March 31, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

Three Months
Ended
March 31, 2005
Income from continuing operations as reported	$1,154
Add: Stock-based compensation included in income	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included)	(450)

Pro forma income from continuing operations	$704

Income from continuing operations per common share — basic and diluted as reported	$0.04

Income from continuing operations per common share — basic and diluted pro forma	$0.03

Net loss as reported	$(1,100)
Add: Stock-based compensation included in (loss) income	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included)	(562)

Pro forma net income (loss)	$(1,662)

Net loss per common share — basic and diluted as reported	$(0.04)

Net loss per common share — basic and diluted pro forma	$(0.06)

     The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

Three Months
Ended
March 31, 2005
Risk-free interest rate	2.8%
Expected life of options grants	1- 5 years
Expected volatility of underlying stock	68%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0.0%

     The following table presents activity under all stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2005	3,821	$7.23	7.55
Granted	347	9.78
Exercised	(350)	6.84
Forfeited or expired	(635)	10.83

Outstanding at March 31, 2006	3,183	$6.84	8.17	$14,300

Options exercisable at March 31, 2006	1,455	$7.11	7.41	$6,500

     The following table sets forth information regarding options outstanding at March 31, 2006:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining		Exercise
	Range of	Average	Contractual	Number	Price for
Number of	Exercise	Exercise	Life	Currently	Currently
Options	Prices	Price	(Years)	Exercisable	Exercisable
(In thousands)			(In thousands)
330	$2.00 - $4.44	$3.74	8.05	320	$3.73
355	4.67	4.67	8.46	116	4.67
524	4.82 - 5.90	5.57	8.11	219	5.58
463	5.92 - 6.11	6.09	8.81	115	6.03
378	6.16	6.16	8,79	93	6.16
356	6.17 - 7.88	6.85	8.04	171	6.93
229	8.08 - 9.75	8.91	6.81	166	8.89
309	9.78	9.78	9.88	35	9.78
140	9.80 - 11.92	10.69	5.81	121	10.82
99	12.88 - 37.32	18.21	4.18	99	18.21

3,183		$6.84		1,455	$7.11

     The weighted average grant date fair value of options granted during the quarter ended March 31, 2006 was $4.26. The aggregate intrinsic value of outstanding options as of March 31, 2006 was $14.3 million. The intrinsic value of options exercised during the period was $0.9 million.
     As of March 31, 2006, there was $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 2.38 years.
     The Company received $2.5 million in cash from option exercises and issuances of stock under the ESPP Plan for the quarter ended March 31, 2006. The excess tax benefits of $0.3 million attributable to these option exercises are reflected on a “with-and-without” method and will be recognized when the benefit is realized.
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
Instant Conferencing Business
     In the first quarter of 2005, the Company made the decision to no longer actively market or sell its GroupTalk product and took actions to outsource the continuing operations of its Instant Conferencing business. On August 17, 2005, the Company and America Online, Inc. mutually agreed to terminate the master services agreement under which the Company provided our GroupTalk instant conferencing services to America Online, Inc. Lightbridge subsequently terminated all of the outsourcing agreements for its GroupTalk services and ceased operations of the Instant Conferencing business in the third quarter of 2005.
     In accordance with SFAS 144, the operating results of the former INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements. The components of losses from operations of discontinued operations previously classified as operating activities are as follows (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Results of operations:
Total Gross Profit	$477	$1,617
Total Operating Expenses	(9)	3,871

Total discontinued operations	$468	$(2,254)

     The Company recorded net income from discontinued operations of $.5 million and a net loss from discontinued operations of $2.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively. The net income from discontinued operations in 2006 represents a refund received for past telecommunications costs previously paid which related to the Instant Conferencing segment. The net loss from discontinued operations in 2005 includes a restructuring charge of $.5 million related to the Instant Conferencing segment and the normal operating results of the INS and Instant Conferencing segments.
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
     In the Company’s Quarterly Report on Form 10-Q, as amended, for the three months ended March 31, 2005, the Company reported segment information for the Intelligent Network Solutions (INS) and the Instant Conferencing Services (Instant Conferencing) businesses as separate segments. The operating results and financial condition of the INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements and, accordingly, the Company’s segment information has been restated. All prior period segment financial information has been restated to conform with the current presentation. See Note 3, Discontinued Operations, for additional information about these businesses.

     Within segments, performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments. The Company generally does not allocate share-based compensation, corporate or centralized marketing and general and administrative expenses to its business unit segments, because these activities are managed separately from the business units. Also, the Company does not allocate restructuring expenses and other non-recurring gains or charges to its business unit segments because the Company’s Chief Executive Officer evaluates the segment results exclusive of these items. Asset information by operating segment is not reported to or reviewed by the Company’s Chief Executive Officer, and therefore the Company has not disclosed asset information for each operating segment.
     Financial information for each reportable segment from continuing operations as restated for the three months ended March 31, 2006, and 2005 were as follows (amounts in thousands):

			Sub-total
Three Months Ended		Payment	Reportable	Reconciling		Consolidated
March 31, 2006	TDS	Processing	Segments	Items		Total
Revenues	$13,089	$13,453	$26,542	$—		$26,542
Gross profit	4,310	10,590	14,900	(95	)(1)	14,805
Operating income	2,195	3,989	6,184	(5,539	)(2)	645
Depreciation and amortization	684	1,116	1,800	156	(3)	1,956

			Sub-total
Three Months Ended		Payment	Reportable	Reconciling		Consolidated
March 31, 2005	TDS	Processing	Segments	Items		Total
Revenues	$17,074	$10,100	$27,174	$—		$27,174
Gross profit	5,872	7,805	13,677	—		13,677
Operating income	2,475	2,097	4,572	(3,201	)(2)	1,371
Depreciation and amortization	1,150	1,047	2,197	203	(3)	2,400

(1)	Represents share-based compensation included in the unallocated gross profit.

(2)	Reconciling items from segment operating income to consolidated operating income include the following (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Restructuring charges	$1,393	$384
Unallocated corporate and centralized marketing, general and administrative expenses	2,630	2,817
Unallocated share-based compensation	1,516	—

Total	$5,539	$3,201

(3)	Represents depreciation and amortization included in the unallocated corporate or centralized marketing, general and administrative expenses.
5. GOODWILL IMPAIRMENT ANALYSIS
     In accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142), the Company is required to analyze the carrying value of goodwill and other intangible assets against the estimated fair value of those assets for possible impairment on an annual basis. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. Estimated fair value will generally be determined based on discounted cash flows. On March 31, 2006, the Company performed the annual impairment test for the goodwill balance of $57.6 million related to the acquisition of Authorize.Net. The Company used the discounted cash flow and market methodologies to determine the fair value of the reporting unit related to these intangible assets. The discounted cash flow methodology is based upon converting expected cash flows to present value. A comparison of the resulting fair value of the reporting unit to its carrying amount, including goodwill, indicated that the goodwill balance was not impaired as of March 31, 2006.

6. COMMITMENTS AND CONTINGENCIES
Merchant Funds
     At March 31, 2006, the Company was holding funds in the amount of $8.2 million due to merchants comprised of $7.0 million held for Authorize.Net’s eCheck.Net® product, and $1.2 million held for Authorize.Net’s Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Authorize.Net typically holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The $1.2 million held for IPS includes funds from processing both credit card and Automated Clearing House (ACH) transactions. IPS credit card funds are held for approximately two business days; IPS ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
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
     The defendants have denied the allegations of the plaintiff and have counterclaimed, seeking a declaration that plaintiff’s patents have not been infringed and are invalid. The litigation is bifurcated, with separate liability and damages phases. The period designated for fact discovery during the liability phase has concluded. Following a claim construction hearing, the court issued an order on October 18, 2005 construing terms in one patent claim and finding other claims invalid. No liability-phase trial date has been set. The Company has incurred legal expenses in 2005 and 2004 of approximately $1,100,000 and $200,000, respectively, in connection with the defense of this lawsuit following the Company’s acquisition of Authorize.Net, and expects to incur defense costs of approximately $1.5 million in 2006. The Company intends to vigorously pursue available defenses to the lawsuit. Also, the Company has pursued, and may continue to pursue, the settlement of the lawsuit. The Company is not currently able to estimate the possibility of loss or range of loss, relating to this claim or to predict the ultimate outcome of this matter. While there can be no assurances as to the outcome of the lawsuit, an adverse outcome of the lawsuit or a settlement could have a material effect on the Company’s financial condition, results of operations and cash flow.
     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case. The Company expects to incur $1.5 million for defense costs in 2006 associated with the lawsuit discussed above.

Leases
     As of March 31, 2006, the Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company maintains a letter of credit in the amount of $1.6 million, as required for security under the operating lease for its corporate headquarters.
     The Company has non-cancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2011 and certain of them contain provisions for extension on substantially the same terms as are currently in effect.
     Future minimum payments under operating leases, including facilities affected by restructurings and the Company’s headquarters lease, consisted of the following at March 31, 2006 (amounts in thousands):

Operating
Leases
Remainder of 2006	$2,874
2007	3,763
2008	3,164
2009	2,511
2010	2,075
Thereafter	1,686

Total minimum lease payments	$16,073

7. RESTRICTED CASH
     As of March 31, 2006, the Company has provided $1.6 million of cash as collateral for a letter of credit, which is required for security under an operating lease for its corporate headquarters. The Company is required to maintain this letter of credit throughout the term of the lease, which expires in 2011. In addition, as described in Note 6 above, the Company has $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution.
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
     A reconciliation of the shares used to compute basic income per share from continuing operations to those used for diluted income per share from continuing operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Shares for basic computation	27,023	26,562
Options and warrants (treasury stock method)	538	357

Shares for diluted computation	27,561	26,919

     Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for both periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 574,000 and 3,084,000 for the three months ended March 31, 2006 and 2005, respectively. The EPS calculation has been restated to reflect the change in income from continuing operations due to the Company’s INS and Instant Conferencing segments now being accounted for as discontinued operations.

9. RESTRUCTURING
     The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 2006 (amounts in thousands):

	Employee Severance
	and Termination	Facility Closing and
	Benefits	Related Costs	Total

Accrued restructuring balance at December 31, 2005	$17	$972	$989

Restructuring accrual — January 2006	1,396	—	1,396
Cash payments	(1,198)	(39)	(1,237)
Restructuring adjustments	(3)	—	(3)

Accrued restructuring balance at March 31, 2006	$212	$933	$1,145

     In January 2006, the Company announced a workforce reduction focused primarily within the TDS business, as well as reductions in general and administrative expenses. The restructuring consisted of a total workforce reduction of about 4%, and the Company recorded a restructuring charge of $1.4 million in the first quarter of 2006, primarily related to employee severance and termination benefits.
     In September 2005, the Company decided to consolidate its administrative facilities and vacated the third floor of its corporate headquarters at 30 Corporate Drive, Burlington Massachusetts. The Company recorded a restructuring and related asset impairment charge of $1.7 million in 2005 related to this action. This charge included $1.0 million of lease obligations and $1.3 million for the impairment of leasehold improvements and equipment offset against a deferred rent adjustment of $0.6 million. The Company has subleased the third floor of its corporate headquarters for part of the remainder of the lease term for the premises. The lease obligation represents the fair value of future lease commitment costs, net of actual and projected sublease rental income. The estimated future cash flows used in the fair value calculation are based on certain estimates and assumptions by management, including the actual and projected sublease rental income, the amount of time the space was unoccupied prior to sublease and the lengths of any sublease. The estimated future cash flows used were discounted using a credit adjusted risk-free interest rate and has a maturity date that approximates the expected timing of future cash flows.
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
     In January 2005, the Company announced the closing of its Broomfield, Colorado call center in order to take advantage of its other existing call center infrastructure and operate more efficiently. This action resulted in the termination of approximately 40 employees associated with product service and delivery at this location. The Company recorded a restructuring charge of approximately $0.4 million relating to facility closing costs and employee severance and termination benefits during the three months ended March 31, 2005. The Company anticipates that all costs relating to this action other than severance costs, consisting principally of lease obligations on unused space, net of estimated sublease income, will be paid by the end of 2008.
10. PROVISION FOR INCOME TAXES
     The Company provides for income taxes on an interim basis based on the full-year projected effective tax rate. The Company’s effective tax rate was 30% in the first quarter of 2006, as compared to 29% for the first quarter of 2005. The income tax provision for the three months ended March 31, 2006 of $0.5 million reflects a current provision for federal, state and foreign taxes of $0.1 million and a deferred federal and state provision of $0.4 million attributable to amortization of intangibles for tax purposes with indefinite lives. The income tax provision for the three months ended March 31, 2005 of $0.5 million reflects a current provision for state and foreign taxes of $0.1 million and a deferred federal and state provision of $0.4 million attributable to amortization of intangibles for tax purposes with indefinite lives. At March 31, 2006, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.

11. COMPREHENSIVE INCOME (LOSS)
     The amounts that comprise comprehensive loss for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income (loss) as reported	$1,632	$(1,100)
Other comprehensive income:
Unrealized loss on short-term investments	(8)	—
Foreign currency gain	4	211

Comprehensive income (loss)	$1,628	$(889)

12. SUBSEQUENT EVENT
     On May 8, 2006, Lightbridge reported that it was advised by T-Mobile USA, Inc. (T-Mobile) that T-Mobile plans to consolidate its contact center business and begin the transition of that business from Lightbridge to other vendors. Lightbridge expects the transition to be substantially completed by the end of the second quarter of 2006. Thereafter, the Company does not expect T-Mobile to be a significant contact center customer. In the first quarter of 2006, revenue from T-Mobile was approximately $2.3 million for the quarter. The anticipated reduction in contact center business from T-Mobile will require review of the Company’s TDS contact center expense structure and the Company will align those expenses with anticipated revenues.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     This Quarterly Report on Form 10-Q contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth under the heading “Risk Factors” in Part II., Item 1.A. below that may cause the actual results, performance and achievements of Lightbridge to differ materially from those indicated by the forward-looking statements. Lightbridge undertakes no obligation to update any forward-looking statements it makes.
     AIRPAY BY AUTHORIZE.NET, ALIAS, ALTALINKS, AUTHORIZE-IT, AUTHORIZE.NET, the Authorize.Net logo, AUTHORIZE.NET WHERE THE WORLD DOES BUSINESS ON THE WEB, AUTHORIZE.NET WHERE THE WORLD TRANSACTS, CAS, ECHECK.NET, FRAUDBUSTER, FRAUD CENTURION, FRAUDSCREEN.NET, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, POCKET AUTHORIZE.NET, PROFILE and TELESTO are registered trademarks of Lightbridge, and @RISK, AUTOMATED RECURRING BILLING, AUTHENTICATIONENOW, AUTHORIZE.NET YOUR GATEWAY TO IP TRANSACTIONS, CUSTOMER ACQUISITION SYSTEM, CDS, CREDIT DECISION SYSTEM, ECHECK, EDM, ENHANCED DECISION MANAGEMENT, FRAUDBRIDGE, FRAUD DETECTION SUITE, INSIGHT, LIGHTBRIDGE TELESERVICES, POPS, POINT OF PURCHASE SYSTEM, RMS, and RETAIL MANAGEMENT SYSTEM are trademarks of Lightbridge. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.
     The following discussion and analysis of our financial conditions and results of operations has been restated to give effect to the operations that were discontinued during 2005. See “Discontinued Operations” below and Note 3 to the consolidated financial statements for further information concerning discontinued operations.
Overview
     We develop, market and support a suite of products and services for both merchants and communication providers. Our Payment Processing segment offers a transaction processing system under the Authorize.Net® brand that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. Our Telecom Decisioning Services (TDS) segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and contact center services to telecommunications and other companies.
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
Recent Developments
     On May 8, 2006, Lightbridge reported that we were advised by T-Mobile USA, Inc. (T-Mobile) that T-Mobile plans to consolidate its contact center business and begin the transition of that business from us to other vendors. We expect the transition to be substantially completed by the end of the second quarter of 2006. Thereafter, we do not expect T-Mobile to be a significant contact center customer. In the first quarter of 2006, revenue from T-Mobile was approximately $2.3 million for the quarter. The anticipated reduction in contact center business from T-Mobile will require review of our TDS contact center expense structure and we will align those expenses with anticipated revenues.
     On January 13, 2006, we announced a restructuring focused primarily within the TDS business, as well as reductions in general and administrative expenses. This action reflects our continued commitment to align cost and revenue. The restructuring consisted of a total workforce reduction of about 4%, and we recorded a restructuring charge of approximately $1.4 million in the first quarter of 2006, primarily related to employee severance and termination benefits
     During 2005, we evaluated strategic alternatives for the TDS business. We engaged investment bankers to investigate a range of possibilities, including a sale or other disposition of the TDS business. In December 2005, we announced that we had concluded the investigation of possible strategic alternatives, and decided to continue to operate the TDS business. Also during 2005, we sold our INS business and ceased the operation of our Instant Conferencing business. The INS business and our Instant Conferencing business are presented as discontinued operations.

Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those listed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.
     We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. A full discussion of the following accounting policies is included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer the reader to that discussion.
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Income Taxes and Deferred Taxes

•	Restructuring Estimates

•	Goodwill and Acquired Intangible Assets
     We updated our critical accounting policies during the three months ended March 31, 2006 as follows:
     Share-Based Compensation. Effective January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Except as noted below, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, and used the Monte Carlo simulation model for the share-based performance options, which both require the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123(R), we now estimate forfeitures for options granted that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.
Operating Segments
     Based upon the way financial information is provided to our chief operating decision maker, the Chief Executive Officer, for use in evaluating allocation of resources and assessing performance of the business, we now report our operations in two distinct operating segments: Payment Processing Services, and Telecom Decisioning Services.
     The Payment Processing segment offers a transaction processing system under the Authorize.Net ® brand that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. The TDS segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and contact center services to telecommunications and other companies. Within these two segments performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments.
     We do not allocate shared-based compensation, certain corporate or centralized marketing and general and administrative expenses to our business unit segments, because these activities are managed separately from the business units. Also, we do not allocate restructuring expenses and other non-recurring gains or charges to our business unit segments because our Chief Executive Officer evaluates the segment results exclusive of these items. Asset information by operating segment is not reported to or reviewed by our Chief Executive Officer and therefore we have not disclosed asset information for each operating segment.
     The historical operating results associated with our Retail Management System (RMS) product, which we no longer actively market or sell, are included in our TDS segment.

Results Of Operations
Quarter Ended March 31, 2006 Compared with Quarter Ended March 31, 2005.
     Revenues. Revenues and certain revenue comparisons for the quarters ended March 31, 2006 and 2005 were as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Transaction services:
Payment Processing (Authorize.Net)	$13,453	$10,100	$3,353	33.2%
TDS	12,229	15,555	(3,327)	(21.4)

Total Transaction services revenues	25,682	25,655	26	0.1

Consulting and maintenance services:
TDS	860	1,519	(658)	(43.3)

Total	$26,542	$27,174	$(632)	(2.3)%

     Total transactions services revenues were approximately $25.7 million during the quarters ended March 31, 2006 and 2005. Transactions revenues from our Payment Processing segment increased by approximately $3.3 million compared to the same period in the prior year. Transactions services revenue from our TDS segment decreased approximately $3.3 million compared to the same period in 2005.
     Authorize.Net’s revenues for the quarter increased 33.2% compared to the same period in 2004. The increased revenues were primarily the result of an increase in the number of merchant customers and the volume of transactions processed. The decline in TDS transaction services revenues was primarily a result of a $3.5 million reduction in transaction fees charged to Sprint/Nextel following the merger between Sprint Spectrum L.P. (Sprint) and Nextel Operations, Inc. (Nextel) , a decrease in transaction fees charged to AT&T Wireless Services, Inc. (AT&T Wireless), and an unfavorable change in the mix of services provided to our TDS clients.
     In the near term, we expect transaction services revenue from Authorize.Net to continue to increase. However, in the near term, we also expect transaction services revenue associated with our TDS segment to decline from the first quarter 2006 level as a result of continued pricing pressures and as a result of T-Mobile’s decision to consolidate its contact center business with other vendors. We expect TDS transaction services revenues to continue to reflect the industry’s rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). We believe that transaction revenue in future periods will continue to be impacted by changes in the demand for our transaction offerings, changes in the combination of services purchased by clients, carrier consolidation, and competitive pricing pressures.
     The decrease in consulting and maintenance services revenues of $0.7 million was principally due to a decrease in consulting fees charged to AT&T of $0.2 million and a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product. We believe that consulting and maintenance services revenue related to our TDS segment will continue to be impacted by pricing pressures and a reduced level of consulting activity.
          Cost of Revenues and Gross Profit. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues for Authorize.Net, included in transaction services cost of revenues, consists of expenses associated with the delivery, maintenance and support of Authorize.Net’s products and services, including personnel costs, communication costs, such as high-bandwidth Internet access, server equipment depreciation, transactional processing fees, as well as customer care costs. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed, changes in the mix of transaction revenues between those from automated transaction processing and those from processing transactions through our TeleServices contact centers (which have a higher cost component), changes in pricing to certain clients and changes in the mix of total revenues among transaction services revenues, consulting and maintenance services revenues.

     Cost of revenues, gross profit and certain comparisons for the quarters ended March 31, 2006 and 2005 were as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Cost of revenues:
Transaction services	$11,204	$12,732	$(1,528)	(12.0)%
Consulting and maintenance services	533	765	(232)	(30.3)

Total cost of revenues	$11,737	$13,497	$(1,760)	(13.0)%

Gross profit:
Transaction services $	$14,478	$12,923	$1,555	12.0%
Transaction services %	56.4%	50.4%
Consulting and maintenance services $	$327	$754	$(427)	(56.6)%
Consulting and maintenance services %	38.0%	49.6%

Total gross profit $	$14,805	$13,677	$1,128	8.2%

Total gross profit %	55.8%	50.3%

     Transaction services cost of revenues decreased by $1.5 million in the quarter ended March 31, 2006 from the prior year. Transactions services cost of revenues from our TDS segment decreased approximately $2.1 million compared to the same period in 2005. Transactions services cost of revenues from our Payment Processing segment increased by approximately $.6 million compared to the same period in the prior year. In our TDS business, we realized reductions in third party data and services costs as a result of processing fewer transactions. We also realized personnel-related savings resulting from our restructuring activities. The increase in our Payment Processing transaction services cost of revenues was primarily due to the increase in the number of transactions processed.
     Transaction services gross profit and gross profit percentage increased primarily as a result of Authorize.Net’s higher contribution to the transaction services gross profit amount. Authorize.Net’s percent of the transaction services gross profit amount was 73% in the quarter ended March 31, 2006 versus 60% in the same quarter of the preceding year as a result of higher revenues. This increase was partially offset by a decrease in the transaction services gross profit related to our TDS segment, where the revenue reduction exceeded the cost of sales expense reduction.
     Authorize.Net generated a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage in the quarter ended March 31, 2006 than in the same quarter of 2005.
     Consulting and maintenance services cost of revenues decreased by $0.2 million in the first quarter of 2006. This decrease was attributable to a reduction in personnel-related expenses as a result of our restructuring activities. Consulting and maintenance services gross profit and gross profit percentage decreased in the first quarter of 2006 due to the lower revenues from AT&T and our RMS product partially offset by the reduction in personnel-related expenses.
     We expect that fluctuations in gross profit may occur in future periods primarily because of a change in the mix of revenue generated from our two revenue components, and also because of competitive pricing pressures.

     Operating Expenses. Operating expenses and certain operating expense comparisons for the three months ended March 31, 2006 and 2005 were as follows:

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Engineering and development	$3,237	$3,923	$(686)	(17.5)%
Sales and marketing	4,771	4,471	300	6.7
General and administrative	4,759	3,528	1,231	34.9
Restructuring charges and related asset impairments	1,393	384	1,009	262.8

Total	$14,160	$12,306	$1,854	15.1%

     Engineering and Development. Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The $.7 million decrease in engineering and development expenses for the quarter ended March 31, 2006 as compared with the same quarter in 2005 was primarily due to cost savings associated with our restructuring activities. The cost savings were partially offset by a $.2 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R).
     We expect engineering and development expenses for the quarter ending June 30, 2006 to continue to decline in comparison to the prior year level, primarily due to benefits of restructuring activities partially offset by a planned increase in the level of funded development associated with our Authorize.Net services and products.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. For Authorize.Net, sales and marketing expenses also include commissions paid to outside sales agents. The increase of $0.3 million in sales and marketing expenses in the quarter ended March 31, 2006 as compared with the same quarter in 2005, in absolute dollars and as a percentage of revenue, was due to the increase in expenses for Authorize.Net. Authorize.Net represented $4.5 million of sales and marketing expenses in the first quarter of 2006 as compared to $3.9 million in the first quarter of 2005. This increase was partially offset by reductions in marketing costs for the other portions of our business, restructuring activities, and reduced sales and marketing program spending as compared with the first quarter of 2005.
     We expect that sales and marketing expenses for the quarter ending June 30, 2006 will continue to increase with growth in Authorize.Net’s revenues as a result of greater sales agent commissions associated with these revenues. We also expect to incur expenses in the quarter ending June 30, 2006 related to a trade show which occurs in the second quarter of 2006.
     General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. The increase of $1.2 million in general and administrative expenses, as compared to the same quarter in 2005, in absolute dollars and as a percentage of revenues, was due to the $1.3 million increase in share-based compensation expense due to the adoption of SFAS No. 123(R).
     We expect a decrease in the level of general and administrative expenses in the quarter ending June 30, 2006 from the first quarter of 2006 as a result of a decrease in share-based compensation expenses.
     Restructuring charges and related asset impairments. In January 2006, the Company announced a workforce reduction focused primarily within the TDS business, as well as reductions in general and administrative expenses. The restructuring consisted of a total workforce reduction of about 4%, and the Company recorded a restructuring charge of $1.4 million in the first quarter of 2006, primarily related to employee severance and termination benefits.
      In January 2005, the Company announced the closing of its Broomfield, Colorado call center in order to take advantage of its other existing call center infrastructure and operate more efficiently. This action resulted in the termination of approximately 40 employees associated with product service and delivery at this location. The Company recorded a restructuring charge of approximately $0.4 million relating to facility closing and employee severance and termination benefits during the three months ended March 31, 2005.
     Please refer to Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a complete description of our restructuring activities and the activity in the restructuring accrual for the three months ended March 31, 2006.
     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net increased by $0.7 million in the quarter ended March 31, 2006 in comparison with the same period in 2005. This increase was primarily due to an increase in our cash and short-term investments balance as a result of the cash provided by the operating activities of continuing operations, cash received for the sale of our INS business, an increase in the prevailing interest rates, and cost savings from our restructuring activities.

     Provision for Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. Our effective tax rate was 30% in the first quarter of 2006, as compared to 29% for the first quarter of 2005. The income tax provision for the three months ended March 31, 2006 of $0.5 million reflects a current provision for federal, state and foreign taxes of $0.1 million and a deferred federal and state provision of $0.4 million attributable to amortization of intangibles for tax purposes with indefinite lives. The income tax provision for the three months ended March 31, 2005 of $0.5 million reflects a current provision for state and foreign taxes of $0.1 million and a deferred federal and state provision of $0.4 million attributable to amortization of intangibles for tax purposes with indefinite lives. At March 31, 2006, we continue to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable us to conclude that it is more likely than not that a portion of our deferred taxes would be realizable.
Discontinued Operations
     INS Segment — On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, which includes our PrePay IN product and related services, to VeriSign. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by us as a liability to VeriSign, until certain representations and warranties expire 18 months after closing and will be recorded as a gain, net of possible indemnity claims at that time.
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
     Instant Conferencing Segment — On August 17, 2005, we and America Online, Inc. mutually agreed to terminate our master services agreement under which we provided our GroupTalk instant conferencing services to America Online, Inc. We subsequently terminated all of the outsourcing agreements and ceased operations of the Instant Conferencing segment in the third quarter of 2005. In accordance with SFAS 144, the operating results and financial condition of the Instant Conferencing segment have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements.
     We recorded net income from discontinued operations of $.5 million and a net loss from discontinued operations of $2.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively. The net income from discontinued operations in 2006 represents a refund received for past telecommunications costs previously paid which related to the Instant Conferencing segment. The net loss from discontinued operations in 2005 includes a restructuring charge of $.5 million related to the Instant Conferencing segment and the normal operating results of the INS and Instant Conferencing segments.
Liquidity and Capital Resources
     As of March 31, 2006, we had cash and cash equivalents, short-term investments and restricted cash of $92.6 million. We believe that our current cash and short-term investment balances will be sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, additional acquisitions or investments, divestitures, restructuring or obligations associated with the closure of products or facilities, and the sustained profitability of the our operations. We may also require additional cash in the future to finance growth initiatives including acquisitions.
     During the first three months of 2006, we generated cash from operating activities of approximately $3.3 million, and cash from financing activities of approximately $2.5 million, and used approximately $0.7 million of cash from investing activities. During the first three months of 2006, our accounts payable and accrued compensation and benefits decreased by a combined $2.2 million primarily related to the payment of 2005 bonuses and the timing of payments to certain significant vendors.
     Our capital expenditures totaled $0.6 million for the three months ended March 31, 2006. The capital expenditures during this period were principally associated with our service delivery infrastructure and computer equipment for software development activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2011.

     Our primary contractual obligations and commercial commitments are under our operating leases. Our future minimum payments due under operating leases, including facilities affected by restructurings, as of March 31, 2006, are as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Operating leases	$16,073	$2,874	$6,927	$4,586	$1,686
     We generally undertake to defend and indemnify the indemnified party for damages and expenses or settlement amounts arising from certain patent, copyright or other intellectual property infringement claims by any third party with respect to our products and services. Some agreements provide for indemnification for claims relating to property damage or personal injury resulting from the performance of services or provision of products by us, breaches of contract by us or the failure by us to comply with applicable laws in the performance of services or provision of products by us to its clients. We incurred legal expenses in 2004 and 2005 of approximately $200,000 and $1,100,000, respectively, in connection with the Net MoneyIn, Inc. litigation and expect to incur defense costs of approximately $1.5 million in 2006. We may also incur costs if we successfully negotiate a settlement to the Net MoneyIN litigation. Except for the legal expenses we have incurred in connection with the Net MoneyIN, Inc. litigation, historically, our costs to defend lawsuits, or settle or pay claims relating to such indemnification provisions, have not been material. Accordingly, the estimated fair value of these indemnification provisions is not material.
     At March 31, 2006, we were holding funds in the amount of $8.2 million due to merchants. The funds are included in both cash and cash equivalents and the funds due to merchants liability on our consolidated balance sheet. We were holding funds in the amount of $7.0 million on behalf of merchants utilizing Authorize.Net’s eCheck.Net product. Authorize.Net holds merchant funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at March 31, 2006, we held funds in the amount of $1.2 million for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (“IPS”) product. The funds are included in both cash and cash equivalents and the funds due to merchants liability on our consolidated balance sheet. Credit card funds are held for approximately two business days; ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
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
Off-Balance Sheet Arrangements
     As of March 31, 2006, we had no off-balance sheet arrangements other than operating lease obligations, and we were not a party to any material transactions involving related persons or entities (other than employment, separation and other compensation agreements with certain executives). Future annual minimum rental lease payments are detailed in Note 6 of the “Notes to Consolidated Financial Statements”.
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
     Our marketable securities and cash equivalent investments are generally high credit quality instruments, primarily U.S. Treasury and government agency obligations, taxable municipal obligations and money market investments with the average maturity of the total investment portfolio being one year or less. Accordingly, we believe that our potential interest rate exposure in investments is not material.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. The Company’s Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives.
Changes in Internal Controls over Financial Reporting
     In the three months ended March 31, 2006, the Company completed the implementation of the remediation plan related to the material weaknesses in internal control over financial reporting related to the Company’s accounting for income taxes and complex matters as previously reported in “Management’s Report on Internal Control over Financial Reporting” set forth in Part II, Item 9A “Controls and Procedures” in the Company’s Form 10-K for the fiscal year ended December 31, 2005.
     During the quarter ended March 31, 2006, the Company engaged additional tax consulting resources to assist with the Company’s evaluation of complex issues concerning tax accounting and tax reserves and to assist management in developing its judgments with respect to such issues, as well as to assist the Company with the preparation of the quarterly and annual tax provision. Additionally, we have implemented a structured review process, which is ongoing, of the application of generally accepted accounting principles and complex accounting matters. These changes in internal control over financial reporting during the quarter ended March 31, 2006, had a material affect on the Company’s internal control over financial reporting.
Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting
     The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management

PART II. OTHER INFORMATION
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
     The defendants have denied the allegations of the plaintiff and have counterclaimed, seeking a declaration that plaintiff’s patents have not been infringed and are invalid. The litigation is bifurcated, with separate liability and damages phases. The period designated for fact discovery during the liability phase has concluded. Following a claim construction hearing, the court issued an order on October 18, 2005 construing terms in one patent claim and finding other claims invalid. No liability-phase trial date has been set. The Company incurred legal expenses in 2004 and 2005 of approximately $200,000 and $1,100,000, respectively, in connection with the defense of this lawsuit following the Company’s acquisition of Authorize.Net, and expects to incur defense costs of approximately $1.5 million in 2006. The Company intends to vigorously pursue available defenses to the lawsuit. Also, the Company has pursued, and may continue to pursue, settlement of the lawsuit. The Company is not currently able to estimate the possibility of loss or range of loss, relating to this lawsuit. While there can be no assurances as to the outcome of the lawsuit, an adverse outcome of the lawsuit or settlement could have a material effect on the Company’s financial condition, results of operations or cash flow.
Item 1A. Risk Factors
Risk Factors
If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly.
     Our TDS revenues are concentrated among a few major clients with Sprint and Nextel being the largest of them. Our 10 largest clients accounted for approximately 57% and 75% of our total revenues in the year ended December 31, 2005 and 2004, respectively. We have no significant merchant concentration in our Payment Processing business. Although our client concentration has declined, we expect that a substantial part of our revenues will continue to come from a few clients for the foreseeable future. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client. A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, acquisitions, or as the result of the perceived quality or cost-effectiveness of our products or services. Our services agreements with Sprint and Nextel expire in December 2006. Our services agreement with AT&T Wireless expires on April 1, 2009, but is subject to earlier termination upon twelve months’ notice and designated services upon notice. In October 2004, Cingular Wireless LLC announced that it had completed its merger with AT&T Wireless. Cingular is not presently a client of Lightbridge. AT&T Wireless has given us notice of termination of certain designated services under our agreement with that carrier. We do not expect that client to generate significant revenue in 2006. On August 12, 2005, the merger transaction between Sprint and Nextel was completed to form Sprint Nextel Corporation (Sprint/Nextel). Following the merger we decreased certain transaction fees to Sprint/Nextel commencing in the third quarter of 2005, and, as a result, we expect our future revenues for Sprint/Nextel to decrease in comparison to the historical levels for Sprint and Nextel when they were separate customers.

     On May 8, 2006, we reported that we were advised by T-Mobile that T-Mobile plans to consolidate its contact center business and begin the transition of that business from us to other vendors. We expect the transition to be substantially completed by the end of the second quarter of 2006. Thereafter, we do not expect T-Mobile to be a significant contact center customer. In the first quarter of 2006, revenue from T-Mobile was approximately $2.3 million for the quarter. The anticipated reduction in contact center business from T-Mobile will require review of our TDS contact center expense structure and we will align those expenses with anticipated revenues.
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
     Most of our communications client contracts extend for terms of between one and three years. During the terms of these contracts, our communications clients typically may elect to purchase any of several different combinations of products and services. The revenue that we receive for processing a transaction for such a client may vary significantly depending on the particular products and services used to process the transaction. In particular, transactions handled through our TeleServices Call Centers generally result in significantly higher revenue than transactions that are submitted and processed electronically, but also result in higher cost of revenues. Therefore, our revenues or margins from a particular client may decline if the client changes the combination of products and services it purchases from us. On May 5, 2006, we were advised by T-Mobile of its plans to consolidate its contact center business with other vendors. Accordingly, we do not expect T-Mobile to be a significant customer after the second quarter of 2006.
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
Historically, A Majority of Our Revenues Have Been Concentrated in the Wireless Telecommunications Industry, Which Has Experienced Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs.
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

We may also be required to indemnify our clients for losses they may incur under indemnification agreements if we are found to have violated the intellectual property rights of others. We may also seek to settle intellectual property infringement claims which could require payment of material amounts to the third parties claiming infringement. Please refer to Part II Item 1, “Legal Proceedings” for a discussion of certain pending matters related to our intellectual property.
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
Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.
     Authorize.Net distributes its service offerings primarily through outside sales distribution partners and its revenues are derived predominantly through these relationships. In addition, our TDS business has entered into a business alliance with VeriSign to assist us in penetrating the online transaction market for authentication services.
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
     Additionally, our eCheck.Net service is required to be compliant with Automated Clearing House processing rules promulgated by the National ACH Association (NACHA). NACHA could adopt new operating rules or interpretations of existing rules which we might find difficult or impossible to comply with, resulting in our inability to give customers the option of using the ACH network for payment processing services, as well as significantly hinder our ability to utilize the ACH network for our own billing and collection activities for our own services.

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
We Have Made and May Continue to Make Acquisitions, Which Involve Risks.
     We acquired Authorize.Net Corporation in March of 2004. We may also make additional acquisitions in the future if we identify companies, technologies or assets that appear to expand or complement our core business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. At the same time, if we are not able to make acquisitions, we may not be able to expand our business. Some examples of the difficulties posed by acquisitions are that:
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

We Need to Continue to Improve or Implement our Procedures and Controls.
     Requirements adopted by the SEC in response to the passage of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control over financial reporting, and attestation of these systems by our independent public accounting firm. In January 2006, we re-evaluated our disclosure controls and procedures for the first three quarters of fiscal 2005 and concluded, based upon management’s January 2006 evaluation of those disclosure controls and procedures, that as of March 31, June 30, September 30, and December 31, 2005, our disclosure controls and procedures were not fully effective as of those dates to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives. Specifically at December 31, 2005, we had material weaknesses in our procedures for income tax accounting and our ability to properly account and report complex transactions and we restated our financial results for the year ended December 31, 2004 and the quarterly periods ended March 31, June 30 and September 30, 2005 to correct our reporting for income taxes. In addition, in connection with the audit of our financial statements for 2005, management identified an error in accounting and reporting the sale of the INS business in the statement of cash flows, which has been identified as a material weakness. Previously, we had evaluated our disclosure controls and procedures as of March 31 and September 30, 2005 and found them effective to provide a reasonable level of assurance of reaching our disclosure control objectives. However, our previous evaluation as of June 30, 2005 had identified a separate material weakness as a result of which adjustments were needed to properly account for the gain on the sale of our INS business. During the first quarter of 2006, we took certain steps to address these matters. Please refer to Part I. Item 4 below for a discussion about controls and procedures. We continue to evaluate such disclosure controls and procedures, and may modify, enhance or supplement them as appropriate in the future. There can be no assurance that we will be able to maintain compliance with all of the new requirements. Any modifications, enhancements or supplements to our internal control systems or in documentation of such internal control systems could be costly to prepare or implement, divert attention of management or finance staff, and may cause our operating expenses to increase over the ensuing year. Our stock price may be adversely affected if our internal controls over financial reporting are not effective.
Our Business May Be Harmed by Errors in Our Software.
     The software that we develop and license to clients, and that we also use in providing our transaction processing and contact center services, is extremely complex and contains hundreds of thousands of lines of computer code. Large, complex software systems such as ours are susceptible to errors. The difficulty of preventing and detecting errors in our software is compounded by the fact that we maintain multiple versions of our systems to meet the differing requirements of our major clients, and must implement frequent modifications to these systems in response to these clients’ evolving business policies and technical requirements. Our software design, development and testing processes are not always adequate to detect errors in our software prior to its release or commercial use. As a result, we have from time to time discovered, and may likely in the future discover, errors in software that we have put into commercial use for our clients, including some of our largest clients. Because of the complexity of our systems and the large volume of transactions they process on a daily basis, we sometimes have not detected software errors until after they have affected a significant number of transactions. Software errors can have the effect of causing clients that utilize our products and services to fail to comply with their intended credit or business policies, or to fail to comply with legal, credit card, and banking requirements, such as those under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act and MasterCard’s Site Data Protection Standard.
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
     Our revenues are difficult to forecast for a number of reasons:
•	Seasonal and retail trends affect our transaction revenues, in both our Payment Processing and TDS businesses, as well as our other products and services. Transaction revenues historically have represented the majority of our total revenues. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

•	The sales process for our products and services offered to telecommunications clients is lengthy, sometimes exceeding eighteen months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders could cause our quarterly revenues to fall substantially below expectations.

•	Our consulting services revenues can fluctuate based on the timing of product sales and projects we perform for our clients. Many of our consulting engagements are of a limited duration, so it can be difficult for us to forecast consulting services revenues or staffing requirements accurately more than a few months in advance.

•	The factors described above under the headings “If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly”, “Certain of Our Future Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase”, and “Historically, A Majority of Our Revenues Have Been Concentrated in the Wireless Telecommunications Industry, Which Has Experienced Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs”.
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

     Our quarterly results may be affected by new changes in accounting rules, such as the requirement to record share-based compensation expense for employee stock option grants made at fair market value. Since the Company has adopted the modified prospective transition method to report share-based compensation expense, periods prior to 2006 have not been restated to reflect the fair value method of expensing share-based compensation. See Note 2 to the Financial Statements for further discussion on share-based compensation.
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
Our Foreign Operations Subject Us to Risks and Concerns Which Could Negatively Affect Out Business Overall.
     We have operations outside the U.S. at our contact centers located in Liverpool, Nova Scotia, Canada and Costa Rica. In addition to the risks generally associated with operations in the U.S., operations in foreign countries present us with additional risks, including the following:
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
Item 6. Exhibits
(a) Exhibits

		Filed with	Incorporated by Reference
		this			Exhibit
Exhibit No.	Description	Form 10-Q	Form	Filing Date	No.
3.1	Amended and Restated Certificate of Incorporation		S-1	August 27, 1996	3.2

3.2	Amended and Restated By-Laws		S-1	June 21, 1996	3.4

3.3	Amendment to Amended and Restated By-Laws, adopted October 29, 1998		10-Q	November 13, 1998	3.1

4.2	Rights Agreement dated November 14, 1997 with American Stock Transfer and Trust Company as Rights Agent		8-A	November 21, 1997	1

4.3	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock		8-A	November 21, 1997	A

4.4	Form of Rights Certificate		8-A	November 21, 1997	B

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	LIGHTBRIDGE	, INC.

Date: May 10, 2006	By:	/s/ Timothy C. O’Brien

Timothy C. O’Brien
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)