Form 10-Q
period 2006-06-30
LIGHTBRIDGE INC
filed 2006-07-27
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 24, 2006, there were 27,303,475 shares of the registrant’s common stock, $.01 par value, outstanding.

LIGHTBRIDGE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$96,310	$83,120
Short-term investments	1,917	1,688
Accounts receivable, net	10,449	11,911
Other current assets	2,812	3,432

Total current assets	111,488	100,151

Property and equipment, net	8,763	10,804
Other assets, net	635	438
Restricted cash	2,100	2,100
Goodwill	57,628	57,628
Intangible assets, net	16,998	18,414

Total assets	$197,612	$189,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,805	$3,448
Accrued compensation and benefits	3,259	5,724
Other accrued liabilities	4,732	5,203
Deferred rent	633	656
Deferred revenues	3,074	2,863
Funds due to merchants	8,455	7,112
Accrued restructuring	877	989

Total current liabilities	24,835	25,995

Deferred rent, less current portion	2,304	2,548
Deferred tax liability	3,553	3,074
Other long-term liabilities	1,246	965

Total liabilities	31,938	32,582

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,738,455 and 30,259,882 shares issued and 27,299,412 and 26,820,839 shares outstanding at June 30, 2006 and December 31, 2005, respectively	307	303
Additional paid-in capital	175,810	169,648
Accumulated other comprehensive income	179	110
Retained earnings	10,165	7,679
Less: treasury stock, at cost; 3,439,043 shares	(20,787)	(20,787)

Total stockholders’ equity	165,674	156,953

Total liabilities and stockholders’ equity	$197,612	$189,535

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2006	2005
Revenues:
Transaction services	$24,551	$25,147
Consulting and maintenance services	672	1,417

Total revenues	25,223	26,564

Cost of revenues:
Transaction services	10,391	11,459
Consulting and maintenance services	391	557

Total cost of revenues	10,782	12,016

Gross profit:
Transaction services	14,160	13,688
Consulting and maintenance services	281	860

Total gross profit	14,441	14,548

Operating expenses:
Engineering and development	2,946	3,554
Sales and marketing	4,939	4,444
General and administrative	5,781	4,091
Restructuring charges and related asset impairments	937	(8)

Total operating expenses	14,603	12,081

Income (loss) from operations	(162)	2,467

Other income, net	1,099	328

Income from continuing operations before provision for income taxes	937	2,795

Provision for income taxes	83	442

Income from continuing operations	854	2,353

Discontinued operations, net of income taxes:
Gain on sale of INS assets	—	12,689
Discontinued operations	—	170

Total discontinued operations, net of income taxes	—	12,859

Net income	$854	$15,212

Net income per common shares (basic):
From continuing operations	$0.03	$0.09
From discontinued operations	—	0.48

Net income per common share (basic)	$0.03	$0.57

Net income per common share (diluted):
From continuing operations	$0.03	$0.09
From discontinued operations	—	0.47

Net income per common share (diluted):	$0.03	$0.56

Basic weighted average shares	27,243	26,623

Diluted weighted average shares	28,331	27,014

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2006	2005
Revenues:
Transaction services	$50,233	$50,801
Consulting and maintenance services	1,532	2,936

Total revenues	51,765	53,737

Cost of revenues:
Transaction services	21,595	24,190
Consulting and maintenance services	924	1,322

Total cost of revenues	22,519	25,512

Gross profit:
Transaction services	28,638	26,611
Consulting and maintenance services	608	1,614

Total gross profit	29,246	28,225

Operating expenses:
Engineering and development	6,183	7,476
Sales and marketing	9,710	8,915
General and administrative	10,540	7,621
Restructuring charges and related asset impairments	2,330	376

Total operating expenses	28,763	24,388

Income from operations	483	3,837

Other income, net	2,109	590

Income from continuing operations before provision for income taxes	2,592	4,427

Provision for income taxes	574	920

Income from continuing operations	2,018	3,507

Discontinued operations, net of income taxes:
Gain on sale of INS assets	—	12,689
Discontinued operations	468	(2,084)

Total discontinued operations, net of income taxes	468	10,605

Net income	$2,486	$14,112

Net income per common shares (basic):
From continuing operations	$0.07	$0.13
From discontinued operations	0.02	0.40

Net income per common share (basic)	$0.09	$0.53

Net income per common share (diluted):
From continuing operations	$0.07	$0.13
From discontinued operations	0.02	0.39

Net income per common share (diluted):	$0.09	$0.52

Basic weighted average shares	27,134	26,592

Diluted weighted average shares	28,059	26,963

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	June 30,
	2006	2005
		(As Restated,
		See Note 2)
Cash flows from operating activities:
Net income	$2,486	$14,112
Income from discontinued operations	468	10,605

Income from continuing operations	2,018	3,507

Adjustments to reconcile net income to net cash provided by operating activities for continuing operations:
Depreciation and amortization	3,908	4,638
Asset impairment related to restructuring	862	—
Loss on disposal of property and equipment	—	8
Deferred income taxes	479	816
Stock compensation expense	2,766	—

Changes in assets and liabilities:
Accounts receivable	1,462	1,167
Other assets	387	(1,285)
Accounts payable and accrued liabilities	(2,695)	(2,033)
Funds due to merchants	1,343	882
Deferred rent	(267)	(902)
Deferred revenues	211	1,260
Other liabilities	281	801

Net cash provided by operating activities of continuing operations	10,755	8,859

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(1,193)	(1,799)
Restricted cash	—	(1,600)
Purchase of short-term investments	(520)	(3,928)
Proceeds from sales and maturities of short-term investments	291	11,222

Net cash provided by (used in) investing activities for continuing operations	(1,422)	3,895

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	3,400	597

Net cash provided by financing activities of continuing operations	3,400	597

Effects of foreign exchange rate changes on cash and cash equivalents	(11)	211

Net cash provided by (used in) operating activities of discontinued operations	468	(3,313)
Net cash provided by investing activities of discontinued operations	—	15,017
Net cash financing activities of discontinued operations	—	—
Net increase in cash and cash equivalents	13,190	25,266
Cash and cash equivalents, beginning of period	83,120	39,036

Cash and cash equivalents, end of period	$96,310	$64,302

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
2. RESTATEMENT OF FINANCIAL STATEMENTS FOR DISCONTINUED OPERATIONS
     Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the period ended June 30, 2005, the Company concluded that it was necessary to restate the statement of cash flows for the six months ended June 30, 2005 previously filed by the Company on Form 10-Q/A, to correct the error as set forth below in reporting the gain on the sale of the Company’s INS business. The gain on the sale of the INS business of $12.7 million and the net proceeds from the sale of the INS business of $15.0 million were previously improperly presented in net cash provided by (used in) operating activities of continuing operations and net cash provided by investing activities of continuing operations, respectively.
     The following table summarizes the amounts as previously reported and as restated in the Statements of Cash Flows for the six months ended June 30, 2005. The amounts have been adjusted to reflect discontinued operations (see Note 4) (dollars in thousands):

	Six months ended
	June 30, 2005
	As
	previously	As
	reported	restated
Net cash provided by (used in) operating activities of continuing operations	$(5,524)	$8,859
Net cash provided by investing activities of continuing operations	$18,912	$3,895
Net cash provided by (used in) operating activities of discontinued operations	$11,070	$(3,313)
Net cash provided by investing activities of discontinued operations	$—	$15,017
3. SHARE-BASED COMPENSATION
Stock Option Plans
     Stock Incentive Plans (active) — The Company awards stock options and restricted share awards under the 2004 Stock Incentive Plan (the 2004 Plan). No further grants can be made under the 1996 Incentive and Nonqualified Stock Option Plan (the 1996 Plan) and the 1998 Non-Statutory Stock Option Plan (the 1998 Plan). Also, the Company does not plan to make any further grants under the 1997 Stock Incentive Plan and Restricted Stock Purchase Plan.
     In April and June 2004, respectively, the Board authorized and the stockholders approved the adoption of the 2004 Plan which provides for the issuance of options and other stock-based awards to purchase up to 2,500,000 shares of the Company’s common stock, plus the number of shares then remaining available for future grants under the Company’s 1996 Plan and the 1998 Plan, plus the number of shares subject to any stock option granted pursuant to the 1996 Plan or the 1998 Plan that expires, is cancelled or otherwise terminates (other than by exercise) after the effective date of the 2004 Plan. Options are granted with an exercise price of no less than the common stock’s market value at the date of grant. Options generally have a four-year graded vesting and have 10-year contractual terms. Certain option and plan awards provide for accelerated vesting based on stock price performance or if there is a change in control (as defined in the 2004 Plan). At June 30, 2006, 3,216,941 shares were available for grant under the 2004 Plan.

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
     During the six months ended June 30, 2006, and 2005, the Company issued approximately 20,000 and 51,000 shares, respectively, under the ESPP Plan. The ESPP Plan was terminated upon expiration of the offering period on January 31, 2006.
Stock Option Valuation and Expense Information under SFAS 123(R)
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (the FSP). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123(R). The Company elected to use the “short-cut” method when SFAS No. 123(R) was adopted by the Company on January 1, 2006.
     Share-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company did not established estimates for forfeitures.
     The following table summarizes the share-based compensation expense included in operating expense captions that the Company recorded within the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Cost of revenues	$51	$146
Engineering and development	106	287
Sales and marketing	27	69
General and administrative	971	2,264

Share-based compensation expense	$1,155	$2,766

     Except as noted below, the Company estimates the fair value of options granted using the Black-Scholes option valuation model. It estimates the volatility of the Company’s common stock at the date of grant based on its historical volatility rate, consistent with Staff Accounting Bulletin No. 107 (SAB 107). The Company’s decision to use historical volatility was based upon the limited amount of actively traded options on its common stock and its assessment that historical volatility is more representative of future stock price trends than implied volatility. Lightbridge estimates the expected term to be consistent with the simplified method identified in SAB 107 for share-based awards granted during the six months ended June 30, 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical and expected dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.

     Lightbridge used the following assumptions to estimate the fair value of share-based payment awards:

	Six Months Ended
	June 30, 2006
		Employee Stock
	Stock Options	Purchase Plan (1)
Expected term (years)	6.25	0.50
Expected volatility	60% – 62%	38%
Risk-free interest rate (range)	4.3 – 5.2%	4.6%
Expected dividend yield	0.0%	0.0%

(1)	The 1996 Employee Stock Purchase Plan was terminated upon expiration of the offering period ended January 31, 2006.
     During 2004 and 2005, the Company granted stock options to certain executive officers that provide for vesting of the options upon the achievement of stock price performance. During the three months ended March 31, 2006, 125,000 of these options vested because the average closing price of the Company’s common stock reached $10.00 for over 20 consecutive days. During the three months ended June 30, 2006, 50,000 of these options vested because the average closing price of the Company’s common stock reached $12.50 for over 20 consecutive days. Additional vesting of 50,000, and 50,000 shares under such stock options could occur if the average closing price of the Company’s common stock over 20 consecutive days reaches $15.00, and $17.50, respectively. The estimated fair value of these options was calculated using a Monte Carlo simulation model that estimated (i) the probability that the performance goal will be achieved, and (ii) the length of time required to attain the target market price. The Company recognized approximately $0.1 million and $1.0 million of shared-based compensation expense related to these options during the three months ended June 30 and March 31, 2006, respectively.
Share Awards
     The value of restricted share awards is determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based non-vested share activity for the six months ended June 30, 2006:
     The following table summarizes the status of the Company’s non-vested restricted shares:

Weighted
	Number of	Average
	Shares	Fair Value
Non-vested at December 31, 2005	—	$—
Granted	30,000	13.17
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2006	30,000	$13.17

Stock Option Pro Forma Information under SFAS 123
     The Company did not recognize compensation expense for employee share-based awards for the three and six months ended June 30, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Income from continuing operations as reported	$2,353	$3,507
Add: Stock-based compensation included in income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method	(342)	(799)

Pro forma income from continuing operations	$2,011	$2,708

Income from continuing operations per common share — basic and diluted as reported	$0.09	$0.13

Income from continuing operations per common share — basic pro forma	$0.08	$0.10

Income from continuing operations per common share — diluted pro forma	$0.07	$0.10

Net income as reported	$15,212	$14,112
Add: Stock-based compensation included in (loss) income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method	(408)	(977)

Pro forma net income	$14,804	$13,135

Net loss per common share — basic as reported	$0.57	$0.53

Net loss per common share — diluted as reported	$0.56	$0.52

Net loss per common share — basic pro forma	$0.56	$0.49

Net loss per common share — diluted pro forma	$0.55	$0.49

     The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

Six Months
Ended
June 30,
2005
Risk-free interest rate	2.8%
Expected life of options grants	1- 5 years
Expected volatility of underlying stock	63%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0.0%
     The following table presents activity under all stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2005	3,821	$7.23	7.55
Granted	626	11.31
Exercised	(459)	7.14
Forfeited or expired	(705)	10.69

Outstanding at June 30, 2006	3,283	$7.30	8.19	$19,100

Options exercisable at June 30, 2006	1,553	$7.15	7.58	$9,500

     The following table sets forth information regarding options outstanding at June 30, 2006:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining		Exercise
	Range of	Average	Contractual	Number	Price for
Number of	Exercise	Exercise	Life	Currently	Currently
Options	Prices	Price	(Years)	Exercisable	Exercisable
(In thousands)				(In thousands)
314	$3.75 – $3.76	$3.76	8.10	306	$3.76
323	4.44 – 4.67	4.67	8.21	117	4.67
358	4.82 – 5.60	5.42	7.90	174	5.46
207	5.76 – 6.10	5.91	8.07	116	5.91
400	6.11	6.11	8.52	128	6.11
368	6.16	6.16	8.55	108	6.16
344	6.17 – 7.70	6.82	7.91	172	6.88
503	7.72 – 9.78	9.39	8.40	196	9.01
346	9.81 – 13.17	12.34	8.33	130	11.66
120	13.37 – 37.32	17.13	6.73	106	17.54

3,283		$7.30	8.19	1,553	$7.15

     The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was $6.97. The aggregate intrinsic value of outstanding options as of June 30, 2006 was $19.1 million. The intrinsic value of options exercised during the period was $1.5 million.
     As of June 30, 2006, there was $6.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans including non-vested restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.78 years.
     The Company received $3.4 million in cash from option exercises and issuances of stock under the ESPP Plan for the six months ended June 30, 2006. The excess tax benefits of $0.5 million attributable to option exercises and issuances are reflected on a “with-and-without” method and will be recognized when the benefit is realized.
4. DISCONTINUED OPERATIONS
Intelligent Network Solutions (INS) Business
     On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which included its PrePay IN product and related services, to VeriSign, Inc. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the sale price $1.745 million is being held in escrow, $1.495 million is being held by VeriSign, and $0.25 million is being held by the Company. The Company will record the amounts in escrow as a gain upon the expiration of certain representations and warranties expire after an 18-month period after closing and will be recorded as a gain, net of possible indemnity claims at that time.
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
     Included in the amounts reported for net income from discontinued operations for the three and six months ended June 30, 2005 is the gain on the sale of the INS business of $12.7 million (net of income tax provision of $0.1 million) and a $1.4 million settlement received by the Company from a lawsuit between Lucent Technologies, Inc. and the Company that was finalized in the second quarter of 2005.

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
     In accordance with SFAS 144, the operating results of the former INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements. The components of losses from operations of discontinued operations previously classified as operating activities are as follows (amounts in thousands):

	Three Months Ended June 30,
	2006	2005
Results of operations:
Total Gross Profit	$—	$2,841
Total Operating Expenses	—	2,671

Discontinued operations	—	170

Gain on sale of INS	—	12,689

Total discontinued operations, net of income taxes	$—	$12,859

	Six Months Ended June 30,
	2006	2005
Results of operations:
Total Gross Profit	$468	$4,457
Total Operating Expenses	—	6,541

Discontinued operations	468	(2,084)

Gain on sale of INS	—	12,689

Total discontinued operations, net of income taxes	$468	$10,605

     The Company recorded net income from discontinued operations of $0 and $12.9 million for the three months ended June 30, 2006 and 2005, respectively, and the Company recorded net income from discontinued operations of $0.5 million and $10.6 million for the six months ended June 30, 2006 and 2005, respectively. The net income from discontinued operations in 2006 represents a refund received for telecommunications costs previously paid which related to the Instant Conferencing segment. The net income from discontinued operations for the three and six months ended June 30, 2005 includes a gain on sale of the INS business of $12.7 million and the operating results of the INS and Instant Conferencing segments.
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

     In the Company’s Quarterly Report on Form 10-Q, as amended, for the three and six months ended June 30, 2005, the Company reported segment information for the Instant Conferencing Services (Instant Conferencing) business as a separate segment. The operating results and financial condition of the Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying condensed consolidated financial statements and, accordingly, the Company’s segment information has been restated. All prior period segment financial information has been restated to conform with the current presentation. See Note 4, Discontinued Operations, for additional information about these businesses.
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
     Financial information for each reportable segment from continuing operations as restated for the three and six months ended June 30, 2006, and 2005 were as follows (amounts in thousands):

			Sub-total
Three Months Ended		Payment	Reportable	Reconciling		Consolidated
June 30, 2006	TDS	Processing	Segments	Items		Total
Revenues	$11,306	$13,917	$25,223	$—		$25,223
Gross profit	3,452	11,040	14,492	(51	)(1)	14,441
Operating income (loss)	1,345	4,180	5,525	(5,687	)(2)	(162)
Depreciation and amortization	701	1,094	1,795	157	(3)	1,952

			Sub-total
Three Months Ended		Payment	Reportable	Reconciling		Consolidated
June 30, 2005	TDS	Processing	Segments	Items		Total
Revenues	$15,817	$10,747	$26,564	$—		$26,564
Gross profit	6,078	8,470	14,548	—		14,548
Operating income	3,204	2,453	5,657	(3,190	)(2)	2,467
Depreciation and amortization	983	1,039	2,022	217	(3)	2,239

			Sub-total
Six Months Ended		Payment	Reportable	Reconciling		Consolidated
June 30, 2006	TDS	Processing	Segments	Items		Total
Revenues	$24,395	$27,370	$51,765	$—		$51,765
Gross profit	7,762	21,630	29,392	(146	)(1)	29,246
Operating income	3,540	8,169	11,709	(11,226	)(2)	483
Depreciation and amortization	1,386	2,209	3,595	313	(3)	3,908

			Sub-total
Six Months Ended		Payment	Reportable	Reconciling		Consolidated
June 30, 2005	TDS	Processing	Segments	Items		Total
Revenues	$32,890	$20,847	$53,737	$—		$53,737
Gross profit	11,950	16,275	28,225	—		28,225
Operating income	5,679	4,550	10,229	(6,392	)(2)	3,837
Depreciation and amortization	2,132	2,086	4,218	420	(3)	4,638

(1)	Represents share-based compensation included in the unallocated gross profit.

(2)	Reconciling items from segment operating income to consolidated operating income include the following (amounts in thousands):

	Three Months Ended June 30,
	2006	2005
Restructuring charges	$937	$(8)
Litigation settlement, net	1,500	—
Unallocated corporate and centralized marketing, general and administrative expenses	2,146	3,198
Unallocated share-based compensation	1,104	—

Total	$5,687	$3,190

	Six Months Ended June 30,
	2006	2005
Restructuring charges	$2,330	$376
Litigation settlement, net	1,500	—
Unallocated corporate and centralized marketing, general and administrative expenses	4,776	6,016
Unallocated share-based compensation	2,620	—

Total	$11,226	$6,392

(3)	Represents depreciation and amortization included in the unallocated corporate or centralized marketing, general and administrative expenses.
6. GOODWILL IMPAIRMENT ANALYSIS
     In accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” the Company is required to analyze the carrying value of goodwill and other intangible assets against the estimated fair value of those assets for possible impairment on an annual basis. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. Estimated fair value will generally be determined based on discounted cash flows. On March 31, 2006, the Company performed the annual impairment test for the goodwill balance of $57.6 million related to the acquisition of Authorize.Net. The Company used the discounted cash flow and market methodologies to determine the fair value of the reporting unit related to these intangible assets. The discounted cash flow methodology is based upon converting expected cash flows to present value. A comparison of the resulting fair value of the reporting unit to its carrying amount, including goodwill, indicated that the goodwill balance was not impaired as of March 31, 2006. There have been no events since March 31, 2006 that would require us to perform an additional assessment of goodwill.
7. COMMITMENTS AND CONTINGENCIES
Merchant Funds
     At June 30, 2006, the Company was holding funds in the amount of $8.5 million due to merchants comprised of $7.5 million held for Authorize.Net’s eCheck.Net® product, and $1.0 million held for Authorize.Net’s Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Authorize.Net typically holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The $1.0 million held for IPS includes funds from processing both credit card and Automated Clearing House (ACH) transactions. IPS credit card funds are held for approximately two business days; IPS ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
     In addition, the Company has $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of eCheck.Net transactions returned or charged back exceeds the balance on deposit with the financial institution. To date, the deposit has not been applied to offset any deficit balance, and management believes that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as Authorize.Net utilizes the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

Legal Proceedings
Litigation Settlement
     In May 2006, the Company entered into a settlement agreement with respect to certain litigation involving Net MoneyIN, Inc. Pursuant to the agreement, the Company agreed to pay Net MoneyIN, Inc. a lump sum payment of $1.75 million in exchange for a license grant, release and covenant not to sue. The cost of the settlement to the Company was $1.5 million net of $0.25 million received from another party named in the litigation. The Company recorded this cost in its general and administrative expenses.
     The Company had incurred legal expenses in 2005 and 2004 of approximately $1.1 million and $0.2 million, respectively, in connection with the defense of this lawsuit following the Company’s acquisition of Authorize.Net. The Company does not expect to incur any further litigation costs related to this lawsuit after the second quarter of 2006.
     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case.
Leases
     As of June 30, 2006, the Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company maintains a letter of credit in the amount of $1.6 million, as required for security under the operating lease for its corporate headquarters.
     The Company has non-cancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2011 and certain of them contain provisions for extension on substantially the same terms as are currently in effect.
     Future minimum payments under operating leases, including facilities affected by restructurings and the Company’s headquarters lease, consisted of the following at June 30, 2006 (amounts in thousands):

Operating
Leases
Remainder of 2006	$1,845
2007	3,763
2008	3,164
2009	2,511
2010	2,075
Thereafter	1,686

Total minimum lease payments	$15,044

8. RESTRICTED CASH
     As of June 30, 2006, the Company has provided $1.6 million of cash as collateral for a letter of credit, which is required for security under an operating lease for its corporate headquarters. The Company is required to maintain this letter of credit throughout the term of the lease, which expires in 2011. In addition, as described in Note 7 above, the Company has $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution.
9. EARNINGS PER SHARE (EPS)
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

     A reconciliation of the shares used to compute basic income per share from continuing operations to those used for diluted income per share from continuing operations is as follows (in thousands):

	Three Months Ended
	June 30,
	2006	2005
Shares for basic computation	27,243	26,623
Options and warrants (treasury stock method)	1,088	391

Shares for diluted computation	28,331	27,014

	Six Months Ended
	June 30,
	2006	2005
Shares for basic computation	27,134	26,592
Options and warrants (treasury stock method)	925	371

Shares for diluted computation	28,059	26,963

     Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for both periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 345,000 and 1,945,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately 373,000 and 2,459,000 for the six months ended June 30, 2006 and 2005, respectively. The EPS calculation has been restated to reflect the change in income from continuing operations due to the Company’s INS and Instant Conferencing segments now being accounted for as discontinued operations.
10. RESTRUCTURING
     The following table summarizes the activity in the restructuring accrual for the six months ended June 30, 2006 (amounts in thousands):

	Employee
	Severance	Facility Closing
	and Termination	and Related	Asset
	Benefits	Costs	Impairment	Total
Accrued restructuring balance at December 31, 2005	$17	$972	$—	$989

Restructuring accrual — January 2006	1,396	—	—	1,396
Cash payments	(1,198)	(39)	—	(1,237)
Restructuring adjustments	(3)	—	—	(3)

Accrued restructuring balance at March 31, 2006	$212	$933	$—	$1,145

Restructuring accrual — May 2006	61	—	862	923
Impairment of assets	—	—	(862)	(862)
Cash payments	(184)	(159)	—	(343)
Restructuring adjustments	3	11	—	14

Accrued restructuring balance at June 30, 2006	$92	$785	$—	$877

     In May 2006, the Company announced the planned closing of the Liverpool, Nova Scotia contact center. Related to this closing, the Company recorded a charge of $0.9 million during the second quarter of 2006 related to the asset impairment. The Company expects to incur a charge of approximately $0.5 million to $0.7 million during the third quarter of 2006 for employee severance and facility closing related costs. The Company expects to close the center in the third quarter of 2006.
     In January 2006, the Company announced a workforce reduction focused primarily within the TDS business, as well as reductions in general and administrative expenses. The restructuring consisted of a total workforce reduction of about 28 positions, and the Company recorded a restructuring charge of $1.4 million in the first quarter of 2006, primarily related to employee severance and termination benefits.

11. PROVISION FOR INCOME TAXES
     The Company provides for income taxes on an interim basis based on the full-year projected effective tax rate. The Company’s effective tax rate was 22% for the six months ended June 30, 2006, as compared to 21% for the six months ended June 30, 2005. The income tax provision for the six months ended June 30, 2006 of $0.6 million reflects a current provision of $0.1 million for federal, state and foreign taxes and a deferred federal and state provision of $0.5 million attributable to amortization of intangibles for tax purposes with indefinite lives. The income tax provision for the six months ended June 30, 2005 of $0.9 million reflects a current provision for state and foreign taxes of $0.1 million and a deferred federal and state provision of $0.8 million attributable to amortization of intangibles for tax purposes with indefinite lives. At June 30, 2006, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.
12. COMPREHENSIVE INCOME
     The amounts that comprise comprehensive loss for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Net income as reported	$854	$15,212
Other comprehensive income:
Unrealized loss on short-term investments	6	—
Foreign currency gain	67	15

Comprehensive income	$927	$15,227

	Six Months Ended June 30,
	2006	2005
Net income as reported	$2,486	$14,112
Other comprehensive income:
Unrealized loss on short-term investments	10	—
Foreign currency gain	59	225

Comprehensive income	$2,555	$14,337

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
AIRPAY BY AUTHORIZE.NET, ALIAS, ALTALINKS, AUTHORIZE-IT, AUTHORIZE.NET, the Authorize.Net logo, AUTHORIZE.NET WHERE THE WORLD DOES BUSINESS ON THE WEB, AUTHORIZE.NET WHERE THE WORLD TRANSACTS, CAS, CUSTOMER ACQUISITION SYSTEM, ECHECK.NET, FRAUDBUSTER, FRAUD CENTURION, FRAUDSCREEN.NET, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, POCKET AUTHORIZE.NET, and PROFILE are registered trademarks of Lightbridge, and @RISK, AUTOMATED RECURRING BILLING, AUTHENTICATENOW, AUTHORIZE.NET YOUR GATEWAY TO IP TRANSACTIONS, CDS, CREDIT DECISION SYSTEM, ECHECK, EDM, ENHANCED DECISION MANAGEMENT, FRAUDBRIDGE, FRAUD DETECTION SUITE, INSIGHT, LIGHTBRIDGE TELESERVICES, POPS, POINT OF PURCHASE SYSTEM, RMS, and RETAIL MANAGEMENT SYSTEM are trademarks of Lightbridge. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

     The following discussion and analysis of our financial conditions and results of operations has been restated to give effect to the restatement of the cash flows as described in Note 2 to the consolidated financial statements and the operations that were discontinued during 2005. See “Discontinued Operations” below and Note 4 to the consolidated financial statements for further information concerning discontinued operations.
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
Recent Developments
     In May 2006, we announced the planned closing of the Liverpool, Nova Scotia contact center. Related to this closing, we recorded a charge of $0.9 million during the second quarter of 2006 related to the asset impairment and we expect to incur a charge of approximately $0.5 million to $0.7 million during the third quarter of 2006 for employee severance and facility closing related costs. We expect the center will be closed in the third quarter of 2006.

     In May 2006, we were advised by T-Mobile USA, Inc. (T-Mobile) that T-Mobile planned to consolidate its contact center business and begin the transition of that business from us to other vendors. Commencing in the third quarter of 2006, we do not expect T-Mobile to be a significant contact center customer. In the first and second quarters of 2006, revenue from T-Mobile was approximately $2.3 and $2.1 million respectively.
     In May 2006, we entered into a settlement agreement with respect to certain litigation involving Net MoneyIN, Inc. Pursuant to the agreement, we agreed to pay Net MoneyIN, Inc. a lump sum payment of $1.75 million in exchange for a license grant, release and covenant not to sue. The cost of the settlement to us was $1.5 million net of $0.25 million received from another party named in the litigation. We recorded this cost in general and administrative expenses. We had incurred legal expenses in 2005 and 2004 of approximately $1.1 million and $0.2 million, respectively, in connection with the defense of this lawsuit and we expected to incur additional costs of approximately $1.5 million in 2006 had we not entered in to the settlement agreement. We do not expect to incur any further litigation costs related to this lawsuit after the second quarter of 2006.
     On January 13, 2006, we announced a restructuring focused primarily within the TDS business, as well as reductions in general and administrative expenses. This action reflects our continued commitment to align cost and revenue. The restructuring consisted of a total workforce reduction of about 28 positions, and we recorded a restructuring charge of approximately $1.4 million in the first quarter of 2006, primarily related to employee severance and termination benefits.
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
     We updated our critical accounting policies during the six months ended June 30, 2006 as follows:
     Share-Based Compensation. Effective January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)). Except as noted below, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, and used the Monte Carlo simulation model for the share-based performance options, which both require the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123(R), we now estimate forfeitures for options granted that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

     Internal-use Software. Costs incurred to develop internal-use software during the application development stage are capitalized and reported at cost, subject to an impairment test as described below. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. We assess potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. This analysis requires us to estimate future net cash flows associated with the assets. If these estimates change, reductions or write-offs of internal-use software costs could result.
Operating Segments
     Based upon the way financial information is provided to our chief operating decision maker, the Chief Executive Officer, for use in evaluating allocation of resources and assessing performance of the business, we now report our operations in two distinct operating segments: Payment Processing Services, and Telecom Decisioning Services (TDS).
     The Payment Processing segment offers a transaction processing system under the Authorize.Net® brand that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. The TDS segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and contact center services to telecommunications and other companies. Within these two segments performance is measured based on revenue, gross profit and operating income (loss) realized from each segment. There are no transactions between segments.
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
Results Of Operations
Quarter Ended June 30, 2006 Compared with Quarter Ended June 30, 2005.
     Revenues. Revenues and certain revenue comparisons for the quarters ended June 30, 2006 and 2005 were as follows:

	Quarter Ended	Quarter Ended
	June 30,	June 30,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Transaction services:
Payment Processing (Authorize.Net)	$13,917	$10,747	$3,170	29.5%
TDS	10,634	14,400	(3,766)	(26.2)

Total Transaction services revenues	24,551	25,147	(596)	(2.4)

Consulting and maintenance services:
TDS	672	1,417	(745)	(52.6)

Total	$25,223	$26,564	$(1,341)	(5.0)%

     The decrease in transaction services revenues was primarily due to a $3.8 million decline in transactions services revenues from our TDS segment offset by a $3.2 million increase in Authorize.Net’s revenue. Authorize.Net’s revenues for the quarter increased 29.5% compared to the same period in 2005. The increased revenues were primarily the result of an increase in the number of merchant customers and the volume of transactions processed. The decline in TDS transaction services revenues was primarily a result of a $3.5 million reduction in transaction fees charged to Sprint/Nextel following the merger between Sprint Spectrum L.P. (Sprint) and Nextel Operations, Inc. (Nextel), a decrease in transaction fees charged to AT&T Wireless Services, Inc. (AT&T Wireless), and an unfavorable change in the mix of services provided to our TDS clients.

     In the near term, we expect transaction services revenue from Authorize.Net to continue to increase. However, in the near term, we also expect transaction services revenue associated with our TDS segment to decline from the second quarter 2006 level as a result of continued pricing pressures and as a result of T-Mobile’s decision to consolidate its contact center business with other vendors. We expect TDS transaction services revenues to continue to reflect the industry’s rate of growth of new subscribers as well as the rate of switching among carriers by subscribers (subscriber churn). We believe that transaction revenue in future periods will continue to be impacted by changes in the demand for our transaction offerings, changes in the combination of services purchased by clients, carrier consolidation, and competitive pricing pressures.
     The decrease in consulting and maintenance services revenues of $0.7 million was principally due to a decrease in consulting fees charged to AT&T of $0.3 million and a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product. We believe that consulting and maintenance services revenue related to our TDS segment will continue to be impacted by pricing pressures and a reduced level of consulting activity.
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
     Cost of revenues, gross profit and certain comparisons for the quarters ended June 30, 2006 and 2005 were as follows:

	Quarter	Quarter
	Ended	Ended
	June 30,	June 30,	$	%
	2006	2005	Difference	Difference
		(Dollars in thousands)
Cost of revenues:
Transaction services	$10,391	$11,459	$(1,068)	(9.3)%
Consulting and maintenance services	391	557	(166)	(29.8)

Total cost of revenues	$10,782	$12,016	$(1,234)	(10.3)%

Gross profit:
Transaction services $	$14,160	$13,688	$472	3.4%
Transaction services %	57.7%	54.4%
Consulting and maintenance services $	$281	$860	$(579)	(67.3)%
Consulting and maintenance services %	41.8%	60.7%

Total gross profit $	$14,441	$14,548	$(107)	(0.7)%

Total gross profit %	57.3%	54.8%

     Transaction services cost of revenues decreased by $1.1 million in the quarter ended June 30, 2006 from the prior year. Transactions services cost of revenues from our TDS segment decreased approximately $1.7 million compared to the same period in 2005. Transactions services cost of revenues from our Payment Processing segment increased by approximately $0.6 million compared to the same period in the prior year. In our TDS business, we realized reductions in third party data and services costs as a result of processing fewer transactions. We also realized personnel-related savings resulting from our restructuring activities. The increase in our Payment Processing transaction services cost of revenues was primarily due to the increase in the number of transactions processed.
     Transaction services gross profit and gross profit percentage increased primarily as a result of Authorize.Net’s higher contribution to the transaction services gross profit amount. Authorize.Net’s percent of the transaction services gross profit amount was 78% in the quarter ended June 30, 2006 versus 62% in the same quarter of the preceding year as a result of higher revenues. This increase was partially offset by a decrease in the transaction services gross profit related to our TDS segment, where the revenue reduction exceeded the cost of sales expense reduction.

     Authorize.Net generated a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage in the quarter ended June 30, 2006 than in the same quarter of 2005.
     Consulting and maintenance services cost of revenues decreased by $0.2 million in the second quarter of 2006. This decrease was attributable to a reduction in personnel-related expenses as a result of our restructuring activities. Consulting and maintenance services gross profit and gross profit percentage decreased in the second quarter of 2006 due to the lower revenues from AT&T and our RMS product partially offset by the reduction in personnel-related expenses.
     We expect that fluctuations in gross profit may occur in future periods primarily because of a change in the mix of revenue generated from our two revenue components, and also because of competitive pricing pressures.
     Operating Expenses. Operating expenses and certain operating expense comparisons for the three months ended June 30, 2006 and 2005 were as follows:

	Quarter	Quarter
	Ended	Ended
	June 30,	June 30,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Engineering and development	$2,946	$3,554	$(608)	(17.1)%
Sales and marketing	4,939	4,444	495	11.1
General and administrative	5,781	4,091	1,690	41.3
Restructuring charges and related asset impairments	937	(8)	945	—

Total	$14,603	$12,081	$2,522	20.9%

     Engineering and Development. Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The $0.6 million decrease in engineering and development expenses for the quarter ended June 30, 2006 as compared with the same quarter in 2005 was primarily due to cost savings associated with our restructuring activities. The cost savings were partially offset by a $0.1 million share-based compensation expense due to the adoption of SFAS No. 123(R).
     We expect engineering and development expenses for the quarter ending September 30, 2006 to continue to decline in comparison to the prior year level, primarily due to benefits of restructuring activities partially offset by a planned increase in the level of funded development associated with our Authorize.Net services and products.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. For Authorize.Net, sales and marketing expenses also include commissions paid to outside sales agents. The increase of $0.5 million in sales and marketing expenses in the quarter ended June 30, 2006 as compared with the same quarter in 2005, in absolute dollars and as a percentage of revenue, was due to the increase in expenses for Authorize.Net. Authorize.Net represented $4.6 million of sales and marketing expenses in the second quarter of 2006 as compared to $4.0 million in the second quarter of 2005. This increase was partially offset by reductions in marketing costs for the other portions of our business, restructuring activities, and reduced sales and marketing program spending as compared with the second quarter of 2005.
     We expect that sales and marketing expenses for the quarter ending September 30, 2006 will continue to increase with growth in Authorize.Net’s revenues as a result of greater sales agent commissions associated with these revenues.
     General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. The increase of $1.7 million in general and administrative expenses, as compared to the same quarter in 2005, in absolute dollars and as a percentage of revenues, was due to the $1.0 million share-based compensation expense due to the adoption of SFAS No. 123(R) and the litigation settlement in the net amount of $1.5 million, with Net MoneyIN, Inc. This increase was partially offset by reductions in consulting costs and restructuring activities as compared with the second quarter of 2005.
     We expect a decrease in the level of general and administrative expenses in the quarter ending September 30, 2006 from the second quarter of 2006 as a result of a decrease in share-based compensation expenses.

     Restructuring charges and related asset impairments. In May 2006, the Company announced the planned closing of the Liverpool, Nova Scotia contact center. Related to this closing, the Company recorded a charge of $0.9 million during the second quarter of 2006 related to the asset impairment and the Company expects to incur a charge of approximately $0.5 million to $1.2 million during the third quarter of 2006 for employee severance and facility closing related costs. The Company expects to close the center in the third quarter of 2006.
     The quarter ended June 30, 2005 has been adjusted for discontinued operations.
     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net increased by $0.8 million in the quarter ended June 30, 2006 in comparison with the same period in 2005. This increase was primarily due to an increase in our cash and short-term investments balance as a result of the cash provided by the operating activities of continuing operations, cash received for the sale of our INS business, an increase in the prevailing interest rates, and cost savings from our restructuring activities.
     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the three months ended June 30, 2006 of $0.1 million reflects a deferred federal and state provision attributable to amortization of intangibles for tax purposes with indefinite lives. The income tax provision for the three months ended June 30, 2005 of $0.4 million reflects a deferred federal and state provision attributable to amortization of intangibles for tax purposes with indefinite lives. At June 30, 2006, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005.
     Revenues. Revenues and certain revenue comparisons for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Transaction services:
Payment Processing (Authorize.Net)	$27,370	$20,847	$6,523	31.3%
TDS	22,863	29,954	(7,091)	(23.7)

Total Transaction services revenues	50,233	50,801	(568)	(1.1)

Consulting and maintenance services:
TDS	1,532	2,936	(1,404)	(47.8)

Total	$51,765	$53,737	$(1,972)	(3.7)%

     The decrease in transaction services revenues was primarily due to a $7.1 million decline in transactions services revenues from our TDS segment offset by a $6.5 million increase in Authorize.Net’s revenue. Authorize.Net’s revenues for the six months ended June 30, 2006 increased 31.3% compared to the same period in 2005. The increased revenues were primarily the result of an increase in the number of merchant customers and the volume of transactions processed. The decline in TDS transaction services revenues was primarily a result of a $7.0 million reduction in transaction fees charged to Sprint/Nextel following the merger between Sprint Spectrum L.P. (Sprint) and Nextel Operations, Inc. (Nextel).
     The decrease in consulting and maintenance services revenues of $1.4 million was principally due to a decrease in consulting fees charged to AT&T of $0.5 million and a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product.
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

     Cost of revenues, gross profit and certain comparisons for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Cost of revenues:
Transaction services	$21,595	$24,190	$(2,595)	(10.7)%
Consulting and maintenance services	924	1,322	(398)	(30.1)

Total cost of revenues	$22,519	$25,512	$(2,993)	(11.7)%

Gross profit:
Transaction services $	$28,638	$26,611	$2,027	7.6%
Transaction services %	57.0%	52.4%
Consulting and maintenance services $	$608	$1,614	$(1,006)	(62.3)%
Consulting and maintenance services %	39.7%	55.0%

Total gross profit $	$29,246	$28,225	$1,021	3.6%

Total gross profit %	56.5%	52.5%

     Transaction services cost of revenues decreased by $2.6 million for the six months ended June 30, 2006 compared to the same period in 2005. Transactions services cost of revenues from our TDS segment decreased approximately $3.8 million compared to the same period in 2005. Transactions services cost of revenues from our Payment Processing segment increased by approximately $1.2 million compared to the same period in the prior year. In our TDS business, we realized reductions in third party data and services costs as a result of processing fewer transactions. We also realized personnel-related savings resulting from our restructuring activities. The increase in our Payment Processing transaction services cost of revenues was primarily due to the increase in the number of transactions processed.
     Transaction services gross profit and gross profit percentage increased primarily as a result of Authorize.Net’s higher contribution to the transaction services gross profit amount. Authorize.Net’s percent of the transaction services gross profit amount was 75% for the six months ended June 30, 2006 versus 61% for the same period in the prior year as a result of higher revenues. This increase was partially offset by a decrease in the transaction services gross profit related to our TDS segment, where the revenue reduction exceeded the cost of sales expense reduction.
     Consulting and maintenance services cost of revenues decreased by $0.4 million for the six months ended June 30, 2006 compared to the same period in 2005. This decrease was attributable to a reduction in personnel-related expenses as a result of our restructuring activities. Consulting and maintenance services gross profit and gross profit percentage decreased for the six months ended June 30, 2006 compared to the same period in 2005 due to the lower revenues from AT&T and our RMS product partially offset by the reduction in personnel-related expenses.
     Operating Expenses. Operating expenses and certain operating expense comparisons for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Engineering and development	$6,183	$7,476	$(1,293)	(17.3)%
Sales and marketing	9,710	8,915	795	8.9
General and administrative	10,540	7,621	2,919	38.3
Restructuring charges and related asset impairments	2,330	376	1,954	519.7

Total	$28,763	$24,388	$4,375	17.9%

     Engineering and Development. The $1.3 million decrease in engineering and development expenses for the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to cost savings associated with our restructuring activities. The cost savings were partially offset by a $0.3 million share-based compensation expense due to the adoption of SFAS No. 123(R).
     Sales and Marketing. The increase of $0.8 million in sales and marketing expenses for the six months ended June 30, 2006 compared to the same period in 2005, in absolute dollars and as a percentage of revenue, was due to the increase in expenses for Authorize.Net. Authorize.Net represented $9.1 million of sales and marketing expenses for the six months ended June 30, 2006 as compared to $7.9 million for the same period in 2005. This increase was partially offset by reductions in marketing costs for the other portions of our business, restructuring activities, and reduced sales and marketing program spending as compared to the same period in 2005.
     General and Administrative. The increase of $2.9 million in general and administrative expenses, as compared to the same period in 2005, in absolute dollars and as a percentage of revenues, was due to the $2.3 million share-based compensation expense due to the adoption of SFAS No. 123(R), and the litigation settlement in the net amount of $1.5 million, with Net MoneyIN, Inc. This increase was partially offset by reductions in consulting costs and restructuring activities as compared to the same period in 2005.
     Restructuring charges and related asset impairments. In May 2006, the Company announced the planned closing of the Liverpool, Nova Scotia contact center. Related to this closing, the Company recorded a charge of $0.9 million during the second quarter of 2006 related to the asset impairment and the Company expects to incur a charge of approximately $0.5 million to $0.7 million during the third quarter of 2006 for employee severance and facility closing related costs. The Company expects the center will be closed in the third quarter of 2006.
     In January 2006, we announced a workforce reduction focused primarily within the TDS business, as well as reductions in general and administrative expenses. The restructuring consisted of a total workforce reduction of about 4%, and we recorded a restructuring charge of $1.4 million in the first quarter of 2006, primarily related to employee severance and termination benefits.
     In January 2005, we announced the closing of our Broomfield, Colorado call center in order to take advantage of our other existing call center infrastructure and operate more efficiently. This action resulted in the termination of approximately 40 employees associated with product service and delivery at this location. We recorded a restructuring charge of approximately $0.4 million relating to facility closing and employee severance and termination benefits during the three months ended March 31, 2005.
     The six months ended June 30, 2005 have been adjusted for discontinued operations.
     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net increased by $1.5 million in the six months ended June 30, 2006 in comparison with the same period in 2005. This increase was primarily due to an increase in our cash and short-term investments balance as a result of the cash provided by the operating activities of continuing operations, cash received for the sale of our INS business, an increase in the prevailing interest rates, and cost savings from our restructuring activities.
     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the six months ended June 30, 2006 of $0.6 million includes a current provision for federal, state and foreign taxes of $0.1 million and a deferred federal and state provision of $0.5 million attributable to amortization of intangibles for tax purposes with indefinite lives. The income tax provision for the six months ended June 30, 2005 of $0.9 million includes a current provision for state and foreign taxes of $0.1 million and a deferred federal and state provision of $0.8 million attributable to amortization of intangibles for tax purposes with indefinite lives. At June 30, 2006, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.
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

     In addition, a liability of $0.45 has been established in accordance with FIN 45 based on the estimated cost if we were to purchase an insurance policy to cover up to $5.0 million of indemnification obligations for certain potential breaches of our intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007. The operating results and financial condition of the INS business have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144, as the sale was completed during the second quarter of 2005. All comparative prior period amounts have been restated in a similar manner.
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
     We recorded net income from discontinued operations of $0 and $12.9 million for the three months ended June 30, 2006 and 2005, respectively, and we recorded net income from discontinued operations of $0.5 million and $10.6 million for the six months ended June 30, 2006 and 2005, respectively. The net income from discontinued operations in 2006 represents a refund received for past telecommunications costs previously paid which related to the Instant Conferencing segment. The net income from discontinued operations for the three and six months ended June 30, 2005 includes a gain on sale of the INS business of $12.7 million and the normal operating results of the INS and Instant Conferencing segments.
Liquidity and Capital Resources
     As of June 30, 2006, we had cash and cash equivalents and short-term investments of $98.2 million. We believe that our current cash and short-term investment balances will be sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, additional acquisitions or investments, divestitures, restructuring or obligations associated with the closure of products or facilities, and the sustained profitability of the our operations. We may also require additional cash in the future to finance growth initiatives including acquisitions.
     During the first six months of 2006, we generated cash from operating activities of approximately $10.8 million, and cash from financing activities of approximately $3.4 million, and used approximately $1.4 million of cash from investing activities. During the first six months of 2006, our accounts payable and accrued compensation and benefits decreased by a combined $2.7 million primarily related to the payment of 2005 bonuses and the timing of payments to certain significant vendors.
     Our capital expenditures totaled $1.2 million for the six months ended June 30, 2006. The capital expenditures during this period were principally associated with our service delivery infrastructure and computer equipment for software development activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2011.
     Our primary contractual obligations and commercial commitments are under our operating leases. Our future minimum payments due under operating leases, including facilities affected by restructurings, as of June 30, 2006, are as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Operating leases	$15,044	$1,845	$6,927	$4,586	$1,686
     We generally undertake to defend and indemnify the party for damages and expenses or settlement amounts arising from certain patent, copyright or other intellectual property infringement claims by any third party with respect to our products and services. Some agreements provide for indemnification for claims relating to property damage or personal injury resulting from the performance of services or provision of products by us, breaches of contract by us or the failure by us to comply with applicable laws in the performance of services or provision of products by us to its clients.
     In May 2006, we entered into a settlement agreement which resolved ongoing litigation with Net MoneyIN, Inc. Pursuant to the agreement, we agreed to pay Net MoneyIN, Inc. a lump sum payment of $1.75 million in exchange for a license grant, release and covenant not to sue. Our net cost of the settlement after contribution from another party is $1.5 million. We had incurred legal expenses in 2005 and 2004 of approximately $1.1 million and $0.2 million, respectively, in connection with the defense of this lawsuit and we expected to incur additional costs of approximately $1.5 million in 2006 had we not entered in to the settlement agreement. We do not expect to incur any further litigation costs related to this lawsuit after the second quarter of 2006.

     Except for the litigation settlement and legal expenses we incurred in connection with the Net MoneyIN, Inc. litigation, historically, our costs to defend lawsuits, or settle or pay claims relating to such indemnification provisions, have not been material. Accordingly, the estimated fair value of these indemnification provisions is not material.
     At June 30, 2006, we were holding funds in the amount of $8.5 million due to merchants. The funds are included in both cash and cash equivalents and the funds due to merchants’ liability on our consolidated balance sheet. We were holding funds in the amount of $7.5 million on behalf of merchants utilizing Authorize.Net’s eCheck.Net product. Authorize.Net holds merchant funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. In addition, at June 30, 2006, we held funds in the amount of $1.0 million for and on behalf of merchants processing credit card and ACH transactions using the Integrated Payment Solution (IPS) product. The funds are included in both cash and cash equivalents and the funds due to merchants’ liability on our consolidated balance sheet. Credit card funds are held for approximately two business days; ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
     In addition, we have $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of eCheck.Net transactions returned or charged back exceeds the balance on deposit with the financial institution. To date, the deposit has not been applied to offset any deficit balance, and we believe that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as we utilize the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.
     We have a letter of credit in the amount of $1.6 million which was renewed in January 2006 and is renewable each year. We restricted $1.6 million of cash as collateral for the renewed letter of credit.
Off-Balance Sheet Arrangements
     As of June 30, 2006, we had no off-balance sheet arrangements other than operating lease obligations, and we were not a party to any material transactions involving related persons or entities (other than employment, separation and other compensation agreements with certain executives). Future annual minimum rental lease payments are detailed in Note 7 of the “Notes to Consolidated Financial Statements”.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. The Company’s Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives.
Changes in Internal Controls over Financial Reporting
     There were no significant changes to our internal during the quarter ended June 30, 2006 that have materially affected our internal controls over financial reporting.
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
Item 1. Legal Proceedings
     In May 2006, we entered into a settlement agreement with respect to certain litigation involving Net MoneyIN, Inc. Pursuant to the agreement, we agreed to pay Net MoneyIN, Inc. a lump sum payment of $1.75 million in exchange for a license grant, release and covenant not to sue. The cost of the settlement to us is $1.5 million net of $0.25 million received from another party named in the litigation. We recorded this cost in general and administrative expenses.
     We had incurred legal expenses in 2005 and 2004 of approximately $1.1 million and $0.2 million, respectively, in connection with the defense of this lawsuit following our acquisition of Authorize.Net, and we expected to incur defense costs of approximately $1.5 million in 2006. We do not expect to incur any litigation costs related to this lawsuit after the second quarter of 2006.
     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, we review our commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular case.
Item 1A. Risk Factors
The following risk factors contain changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and should be reviewed together with the risk factors set forth in such Annual Report. The changes may be deemed material.
Risk Factors
If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly.
     Our TDS revenues are concentrated among a few major clients with Sprint and Nextel being the largest of them. Sprint and Nextel accounted for a majority of our TDS revenues for the quarter ended June 30, 2006 and we expect that their share of our TDS revenues will increase further in the near term. Our 10 largest clients accounted for approximately 44% and 46% of our total revenues in the three and six months ended June 30, 2006, respectively. We have no significant merchant concentration in our Payment Processing business. Although our client concentration has declined, we expect that a substantial part of our revenues will continue to come from a few clients for the foreseeable future. Consequently, our revenues, margins and net income may fluctuate significantly from quarter to quarter based on the actions of a single significant client.

     A client may take actions that significantly affect us for reasons that we cannot necessarily anticipate or control, such as reasons related to the client’s financial condition, changes in the client’s business strategy or operations, the introduction of alternative competing products or services, acquisitions, or as the result of the perceived quality or cost-effectiveness of our products or services. Our services agreements with Sprint and Nextel expire in December 2006. The Sprint agreement renews automatically on a quarterly basis unless either party gives the other thirty (30) days’ notice of termination. Our services agreement with AT&T Wireless expires on April 1, 2009, but is subject to earlier termination upon twelve months’ notice and designated services upon notice. In October 2004, Cingular Wireless LLC announced that it had completed its merger with AT&T Wireless. Cingular is not presently a client of Lightbridge. AT&T Wireless has given us notice of termination of certain designated services under our agreement with that carrier. We do not expect that client to generate significant revenue in 2006. On August 12, 2005, the merger transaction between Sprint and Nextel was completed to form Sprint Nextel Corporation (Sprint/Nextel). Following the merger, we decreased certain transaction fees to Sprint/Nextel commencing in the third quarter of 2005, and, as a result, we expect our future revenues for Sprint/Nextel to decrease in comparison to the historical levels for Sprint and Nextel when they were separate customers.
     We are unable to predict the long term effect of the merger on our relationship with Sprint/Nextel, which represented approximately 33% of our total revenues in 2005 including, without limitation, the timing or extent of any reductions in applications processed or other services provided under our contracts with those clients or further price reductions. Although we continue to engage in the discussions with Sprint and Nextel regarding extensions of their contracts, it is possible that Sprint, Nextel or both could elect not to renew their agreements, to reduce the volume of products and services they purchase from us or to request significant changes to the pricing or other terms in any renewal agreement. The loss of Sprint, Nextel or both, or any of our other major clients would cause sales to fall below expectations and materially reduce our revenues, margins and net income and adversely affect our business.
     In May 2006, we were advised by T-Mobile that T-Mobile planned to consolidate its contact center business and begin the transition of that business from us to other vendors. Commencing in the third quarter of 2006, we do not expect T-Mobile to be a significant contact center customer. In the first and second quarters of 2006, revenue from T-Mobile was approximately $2.3 million and $2.1 million, respectively, for the quarter.
Certain of Our Future Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase.
     Generally, our communications client contracts extend for terms of between one and three years. During the terms of these contracts, our communications clients typically may elect to purchase any of several different combinations of products and services. The revenue that we receive for processing a transaction for such a client may vary significantly depending on the particular products and services used to process the transaction. In particular, transactions handled through our TeleServices Call Centers generally result in significantly higher revenue than transactions that are submitted and processed electronically, but also result in higher cost of revenues. Therefore, our revenues or margins from a particular client may decline if the client changes the combination of products and services it purchases from us. In May 2006, we were advised by T-Mobile of its plans to consolidate its contact center business with other vendors. Accordingly, we do not expect T-Mobile to be a significant customer commencing in the third quarter of 2006.
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
A Substantial Portion of Our Revenues Are Concentrated in the Wireless Telecommunications Industry, Which Has Experienced Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs.
     In 2006, we expect revenues from our Payment Processing business to constitute a majority of our revenues. Prior to 2006, we derived a majority of our revenues from companies in the wireless telecommunications industry, and we expect that wireless telecommunications companies will continue to account for a substantial part of our revenues in 2006. In recent years, the growth rate of the domestic wireless industry has slowed. In addition, consolidation has affected the number of carriers to whom our products and services can be marketed and sold, and competition among wireless carriers has continued to increase, resulting in heightened efforts by carriers to control costs. Many of our carrier clients have sought and received, and may in the future seek, pricing concessions when they renew their services agreements with us or at other times, which would adversely affect our revenues, margins and net income. As a result of the foregoing conditions, our success depends on a number of factors:
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
     We may also be required to indemnify our clients for losses they may incur under indemnification agreements if we are found to have violated the intellectual property rights of others. We may also seek to settle intellectual property infringement claims which could require payment of material amounts to the third parties claiming infringement. Please refer to Part II Item 1, “Legal Proceedings” for a discussion of certain matters related to our intellectual property.
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

     In December 2004, the Payment Card Industry Data Security Standard was created by major credit card companies to safeguard customer information. Visa, MasterCard, American Express, and other credit card associations mandate that merchants and service providers meet certain minimum standards of security when they store, process and transmit cardholder data. Our Payment Processing business must comply with this standard in order to continue as an internet payment gateway. Changes to this standard may require us to invest significant resources in engineering and hardware in order to comply.
     Additionally, our eCheck.Net service is required to be compliant with Automated Clearing House processing rules promulgated by the National ACH Association (NACHA). NACHA could adopt new operating rules or interpretations of existing rules which we might find difficult or impossible to comply with, resulting in our inability to give customers the option of using the ACH network for payment processing services, as well as significantly hinders our ability, or makes us unable, to utilize the ACH network for our own billing and collection activities for our own services.
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
     Our payment system may also be susceptible to potentially illegal or improper uses. These uses may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot ensure that these measures will succeed. In addition, regulations under the USA Patriot Act may require us to revise the procedures we use to comply with the various anti-money laundering and financial services laws. Our business could suffer if clients use our system for illegal or improper purposes or if the costs of complying with regulatory requirements increase significantly.
     Authorize.Net is compliant with the Payment Card Industry’s (PCI) Security Standard which incorporates Visa’s Cardholder Information Security Program (CISP) and MasterCard’s Site Data Protection (SDP) standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system.
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
We Have Made and May Continue to Make Acquisitions, Which Involve Risks.
     We may continue to make acquisitions in the future if we identify companies, technologies or assets that appear to expand or complement our business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. At the same time, if we are not able to make acquisitions, we may not be able to expand our business. Some examples of the difficulties posed by acquisitions are that:
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
     We may also incur additional costs relating to the integration, review and evaluation and enhancement of our internal controls for businesses we acquire. In addition, we may assume contingent liabilities that may be difficult to estimate and costs and liabilities associated with assumed litigation matters.
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
Our Business May Be Harmed by Errors in Our Software.
     The software that we develop and license to clients, and that we also use in providing our transaction processing and contact center services, is extremely complex and contains hundreds of thousands of lines of computer code. Large, complex software systems such as ours are susceptible to errors. The difficulty of preventing and detecting errors in our software is compounded by the fact that we maintain multiple versions of our systems to meet the differing requirements of our major clients, and must implement frequent modifications to these systems in response to these clients’ evolving business policies and technical requirements. Our software design, development and testing processes are not always adequate to detect errors in our software prior to its release or commercial use. As a result, we have from time to time discovered, and may likely in the future discover, errors in software that we have put into commercial use for our clients, including some of our largest clients. Because of the complexity of our systems and the large volume of transactions they process on a daily basis, we sometimes have not detected software errors until after they have affected a significant number of transactions. Software errors can have the effect of causing clients that utilize our products and services to fail to comply with their intended credit or business policies, or to fail to comply with legal, credit card, and banking requirements, such as those under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, MasterCard’s Site Data Protection (SDP) Standard, Visa’s Cardholder Information Security Program (CISP) and Payment Card Industry’s (PCI) Security Standard.

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
     Our revenues are difficult to forecast for a number of reasons:
•	Seasonal and retail trends affect our transaction revenues, in both our Payment Processing and TDS businesses, as well as our other products and services. Transaction revenues historically have represented the majority of our total revenues. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

•	The sales process for our products and services offered to telecommunications clients is lengthy, sometimes exceeding eighteen months. The length of the sales process makes our revenues difficult to predict. The delay of one or more large orders could cause our quarterly revenues to fall substantially below expectations.

•	The factors described above under the headings “If One or More of Our Major Clients Stops Using Our Products or Services or Changes the Combination of Products and Services It Uses, Our Operating Results Would Suffer Significantly”, “Certain of Our Future Revenues Are Uncertain Because Our Clients May Reduce the Amounts of or Change the Combination of Our Products or Services They Purchase”, and “A Substantial Portion of Our Revenues are Concentrated in the Wireless Telecommunications Industry, Which Has Experienced Declining Growth Rates, Consolidation and Increasing Pressure to Control Costs”.
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
     Our quarterly results may be affected by new changes in accounting rules, such as the requirement to record share-based compensation expense for employee stock option grants made at fair market value. Since the Company has adopted the modified prospective transition method to report share-based compensation expense, periods prior to 2006 have not been restated to reflect the fair value method of expensing share-based compensation. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on share-based compensation.
     As a result of these factors, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. You should not rely on our quarterly results of operations to predict our future performance.

We Face Competition from a Broad and Increasing Range of Vendors.
     The market for products and services offered to communications providers and participants in online transactions is highly competitive and subject to rapid change. Each of these markets is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in each of the markets in which we compete, which will result in the entrance of new or the creation of bigger competitors in the future. For example, in October 2005, VeriSign, Inc. announced that PayPal, Inc., a wholly owned subsidiary of eBay, Inc., agreed to acquire VeriSign’s payment gateway business and to form a strategic alliance with VeriSign, Inc. for on-line commerce and security. In addition, in June 2006 Google, Inc. announced Google Checkout, a new payment service that may compete with us. We face potential competition from several primary sources:
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
Our Success Depends in Part on Our Ability to Protect Our Proprietary Technologies.
     We rely on a combination of copyright, patent, trademark and trade secret laws, license and confidentiality agreements, and software security measures to protect our proprietary rights. Much of our know-how and other proprietary technology is not covered by patent or similar protection, and in many cases cannot be so protected. If we cannot maintain or obtain patent or other protection for our proprietary software and other proprietary intellectual property rights, other companies could more easily enter our markets and compete successfully against us.
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
Item 4. Submission of Matters to a Vote of Security Holders
     On June 29, 2006, Lightbridge, Inc. held a Special Meeting in Lieu of Annual Meeting of Stockholders to vote upon the proposal to Elect Two Directors:
a)	To re-elect Gary E. Haroian to serve as a Class I director for a three-year term beginning on June 29, 2006 and ending at our 2008 annual meeting of stockholders; and

b)	To re-elect Andrew G. Mills to serve as a Class I director for a three-year term beginning on June 29, 2006 and ending at our 2008 annual meeting of stockholders.
     The number of votes cast for and against, as well as the number of votes withheld or abstentions (including broker non-votes), on the above proposal were as follows:

		VOTES	VOTES	ABSTENTI
PROPOSAL	VOTES FOR	AGAINST	WITHHELD	ONS
a) For Gary E. Haroian	23,559,085	—	1,523,059	—
b) For Andrew G. Mills	23,560,801	—	1,521,343	—

Item 6. Exhibits
(a) Exhibits

		Filed with	Incorporated by Reference
		this			Exhibit
Exhibit No.	Description	Form 10-Q	Form	Filing Date	No.
3.1	Amended and Restated Certificate of Incorporation		S-1	August 27, 1996	3.2

3.2	Amended and Restated By-Laws		S-1	June 21, 1996	3.4

3.3	Amendment to Amended and Restated By-Laws, adopted October 29, 1998		10-Q	November 13, 1998	3.1

4.2	Rights Agreement dated November 14, 1997 with American Stock Transfer and Trust Company as Rights Agent		8-A	November 21, 1997	1

4.3	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock		8-A	November 21, 1997	A

4.4	Form of Rights Certificate		8-A	November 21, 1997	B

10.1	Employee’s Restricted Stock Agreement dated May 22, 2006		8-K	May 11, 2006	10.1

10.2	Confidential Settlement Agreement dated May 22, 2006 by and among Net MoneyIN, Inc. and InfoSpace, Inc., E-Commerce Exchange LLC, Lightbridge, Inc. and Authorize.Net Corp		8-K	May 25, 2006	10.1

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE , INC.

Date: July 27, 2006	By:	/s/ Timothy C. O’Brien

Timothy C. O’Brien
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)