Form 10-Q
period 2006-09-30
LIGHTBRIDGE INC
filed 2006-11-09
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☑ No
     As of November 7, 2006, there were 27,382,795 shares of the registrant’s common stock, $.01 par value, outstanding.

m

LIGHTBRIDGE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$104,630	$83,120
Short-term investments	1,123	1,688
Accounts receivable, net	8,418	11,911
Other current assets	2,489	3,432

Total current assets	116,660	100,151

Property and equipment, net	5,585	10,804
Other assets, net	561	438
Restricted cash	2,100	2,100
Goodwill	57,628	57,628
Intangible assets, net	16,290	18,414

Total assets	$198,824	$189,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,791	$3,448
Accrued compensation and benefits	2,692	5,724
Other accrued liabilities	4,826	5,203
Deferred rent	622	656
Deferred revenues	2,466	2,863
Funds due to merchants	8,525	7,112
Accrued restructuring	877	989

Total current liabilities	23,799	25,995

Deferred rent, less current portion	2,101	2,548
Deferred tax liability	4,468	3,074
Other long-term liabilities	1,461	965

Total liabilities	31,829	32,582

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,738,455 and 30,259,882 shares issued and 27,348,732 and 26,820,839 shares outstanding at September 30, 2006 and December 31, 2005, respectively	308	303
Additional paid-in capital	176,855	169,648
Accumulated other comprehensive income	181	110
Retained earnings	10,438	7,679
Less: treasury stock, at cost; 3,439,043 shares	(20,787)	(20,787)

Total stockholders’ equity	166,995	156,953

Total liabilities and stockholders’ equity	$198,824	$189,535

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2006	2005
Revenues:
Transaction services	$22,620	$25,676
Consulting and maintenance services	655	1,556

Total revenues	23,275	27,232

Cost of revenues:
Transaction services	8,758	11,691
Consulting and maintenance services	263	597

Total cost of revenues	9,021	12,288

Gross profit:
Transaction services	13,862	13,985
Consulting and maintenance services	392	959

Total gross profit	14,254	14,944

Operating expenses:
Engineering and development	2,726	3,502
Sales and marketing	4,863	4,461
General and administrative	3,254	4,113
Restructuring charges and related asset impairments	3,187	1,544

Total operating expenses	14,030	13,620

Income from operations	224	1,324

Other income	1,269	489

Income from continuing operations before provision for income taxes	1,493	1,813

Provision for income taxes	1,219	558

Income from continuing operations	274	1,255

Discontinued operations, net of income taxes	—	(268)

Net income	$274	$987

Net income (loss)per common shares (basic):
From continuing operations	$0.01	$0.05
From discontinued operations	—	(0.01)

Net income per common share (basic)	$0.01	$0.04

Net income (loss) per common share (diluted):
From continuing operations	$0.01	$0.05
From discontinued operations	—	(0.01)

Net income per common share (diluted):	$0.01	$0.04

Basic weighted average shares	27,322	26,678

Diluted weighted average shares	28,364	27,345

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2006	2005
Revenues:
Transaction services	$72,852	$76,477
Consulting and maintenance services	2,188	4,492

Total revenues	75,040	80,969

Cost of revenues:
Transaction services	30,352	35,881
Consulting and maintenance services	1,188	1,919

Total cost of revenues	31,540	37,800

Gross profit:
Transaction services	42,500	40,596
Consulting and maintenance services	1,000	2,573

Total gross profit	43,500	43,169

Operating expenses:
Engineering and development	8,909	10,978
Sales and marketing	14,574	13,375
General and administrative	13,794	11,734
Restructuring charges and related asset impairments	5,517	1,920

Total operating expenses	42,794	38,007

Income from operations	706	5,162

Other income	3,378	1,079

Income from continuing operations before provision for income taxes	4,084	6,241

Provision for income taxes	1,793	1,479

Income from continuing operations	2,291	4,762

Discontinued operations, net of income taxes:
Gain on sale of INS assets	—	12,689
Discontinued operations	468	(2,352)

Total discontinued operations, net of income taxes	468	10,337

Net income	$2,759	$15,099

Net income per common shares (basic):
From continuing operations	$0.08	$0.18
From discontinued operations	0.02	0.39

Net income per common share (basic)	$0.10	$0.57

Net income per common share (diluted):
From continuing operations	$0.08	$0.18
From discontinued operations	0.02	0.38

Net income per common share (diluted):	$0.10	$0.56

Basic weighted average shares	27,197	26,631

Diluted weighted average shares	28,158	27,120

See notes to unaudited condensed consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2006	2005
		(As Restated,
		See Note 3)
Cash flows from operating activities:
Net income	$2,759	$15,099
Income from discontinued operations	468	10,337

Income from continuing operations	2,291	4,762

Adjustments to reconcile net income to net cash provided by operating activities for continuing operations:
Depreciation and amortization	5,785	6,831
Asset impairment related to restructuring	3,475	1,920
Loss on disposal of property and equipment	—	8
Deferred income taxes	1,394	1,316
Stock compensation expense	3,432	414

Changes in assets and liabilities:
Accounts receivable	3,493	2,209
Other assets	786	(1,301)
Accounts payable and accrued liabilities	(3,183)	(3,248)
Funds due to merchants	1,413	1,361
Deferred rent	(481)	(1,075)
Deferred revenues	(397)	1,454
Other liabilities	496	818

Net cash provided by operating activities of continuing operations	18,504	15,469

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(1,789)	(2,232)
Restricted cash	—	(1,500)
Purchase of short-term investments	(520)	(3,928)
Proceeds from sales and maturities of short-term investments	1,085	13,461

Net cash (used in) provided by investing activities for continuing operations	(1,224)	5,801

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	3,780	1,028

Net cash provided by financing activities of continuing operations	3,780	1,028

Effects of foreign exchange rate changes on cash and cash equivalents	(18)	289

Net cash provided by (used in) operating activities of discontinued operations	468	(1,267)
Net cash provided by investing activities of discontinued operations	—	15,017
Net cash financing activities of discontinued operations	—	—
Net increase in cash and cash equivalents	21,510	36,337
Cash and cash equivalents, beginning of period	83,120	39,036

Cash and cash equivalents, end of period	$104,630	$75,373

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
2. EXIT FROM THE TELECOM DECISIONING SERVICES (TDS) BUSINESS
     On October 4, 2006, the Company announced plans to exit from the Telecom Decisioning Services (TDS) business segment. The decision was based upon negotiations with Sprint Nextel, which advised the Company that it would not be a significant customer after October 2006. The Company expects to reduce the workforce by approximately 200 employees, or approximately 50 percent of its regular full-time staff and to complete the exit from the business by the end of the second quarter of 2007. The Company’s exit from the TDS business may include the sale of all or a part of that business.
     With respect to the Company’s exit from the TDS business, it recorded all impairment charge to reduce the carrying value of leasehold improvements and other tangible assets to the estimated fair value of $1.1 million. The Company recorded an impairment charge of $2.4 million in the third quarter of 2006 which represented the excess of the carrying amount over the fair value of the TDS long-lived assets. The Company expects to incur pre-tax restructuring charges in the range of $3.5 million to $8.0 million from the fourth quarter 2006 through the second quarter of 2007. These charges are expected to consist of approximately $2.0 to $4.0 million of severance charges with respect to terminated employees; approximately $1.0 to $2.5 million of facilities exit charges, comprised of the net present value of the lease payment obligations for the remaining term of the Company’s TDS-related leases in Burlington, Lynn, and Waltham, Massachusetts, net of any estimated sublease income; and approximately $0.5 to $1.5 million of other charges related to the closing of the TDS business. Substantially all of the remaining costs will require the outlay of cash, although the timing of lease payments relating to leased facilities will be unchanged by the restructuring action. The Company began to implement these restructuring efforts in October 2006 with notifications of intended action to certain affected personnel.
3. RESTATEMENT OF FINANCIAL STATEMENTS FOR DISCONTINUED OPERATIONS
     Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the period ended September 30, 2005, the Company concluded that it was necessary to restate the statement of cash flows for the nine months ended September 30, 2005 previously filed by the Company on Form 10-Q/A, to correct the error as set forth below in reporting the gain on the sale of the Company’s INS (as defined in Note 5) business. The gain on the sale of the INS business of $12.7 million and the net proceeds from the sale of the INS business of $15.0 million were previously improperly presented in net cash provided by (used in) operating activities of continuing operations and net cash provided by investing activities of continuing operations, respectively and are now properly classified as cash provided by and used in discontinuing operations.
     The following table summarizes the amounts as previously reported and as restated in the Statements of Cash Flows for the nine months ended September 30, 2005. The amounts have been adjusted to reflect discontinued operations (see Note 5) (dollars in thousands):

	Nine months ended
	September 30, 2005
	As
	previously	As
	reported	restated
Net cash provided by operating activities of continuing operations	$2,780	$15,469
Net cash provided by investing activities of continuing operations	$20,818	$5,801
Net cash provided by (used in) operating activities of discontinued operations	$11,422	$(1,267)
Net cash provided by investing activities of discontinued operations	$—	$15,017

4. SHARE-BASED COMPENSATION
Stock Option Plans
     Stock Incentive Plans (active) — The Company awards stock options and restricted share awards under the 2004 Stock Incentive Plan (2004 Plan). No further grants can be made under the 1996 Incentive and Nonqualified Stock Option Plan (the 1996 Plan) and the 1998 Non-Statutory Stock Option Plan (the 1998 Plan). Also, the Company does not plan to make any further grants under the 1997 Stock Incentive Plan and Restricted Stock Purchase Plan.
     In April and June 2004, respectively, the Board authorized and the stockholders approved the adoption of the 2004 Plan which provides for the issuance of options and other stock-based awards to purchase up to 2,500,000 shares of the Company’s common stock, plus the number of shares then remaining available for future grants under the Company’s 1996 Plan and the 1998 Plan, plus the number of shares subject to any stock option granted pursuant to the 1996 Plan or the 1998 Plan that expires, is cancelled or otherwise terminates (other than by exercise) after the effective date of the 2004 Plan. Options are granted with an exercise price of no less than the common stock’s market value at the date of grant. Options generally have a four-year graded vesting and have 10-year contractual terms. Certain option and plan awards provide for accelerated vesting based on stock price performance or if there is a change in control (as defined in the 2004 Plan). At September 30, 2006, 3,160,016 shares were available for grant under the 2004 Plan.
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
     During the nine months ended September 30, 2006, and 2005, the Company issued approximately 20,000 and 74,000 shares, respectively, under the ESPP Plan. The ESPP Plan was terminated upon expiration of the offering period on January 31, 2006.
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
     Share-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company did not established estimates for forfeitures.

     The following table summarizes the share-based compensation expense included in operating expense captions that the Company recorded within the accompanying condensed consolidated statements of income (amounts in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Cost of revenues	$52	$197
Engineering and development	73	360
Sales and marketing	27	96
General and administrative	514	2,779

Share-based compensation expense	$666	$3,432

     Except as noted below, the Company estimates the fair value of options granted using the Black-Scholes option valuation model. It estimates the volatility of the Company’s common stock at the date of grant based on its historical volatility rate, consistent with Staff Accounting Bulletin No. 107 (SAB 107). The Company’s decision to use historical volatility was based upon the absence of actively traded options on its common stock and its assessment that historical volatility is more representative of future stock price trends than implied volatility. Lightbridge estimates the expected term to be consistent with the simplified method identified in SAB 107 for share-based awards granted during the nine months ended September 30, 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical and expected dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.
     Lightbridge used the following assumptions to estimate the fair value of share-based payment awards:

	Nine Months Ended
	September 30, 2006
		Employee Stock
	Stock Options	Purchase Plan (1)
Expected term (years)	6.25	0.50
Expected volatility	57% - 62%	38%
Risk-free interest rate (range)	4.3 – 5.2%	4.6%
Expected dividend yield	0.0%	0.0%
     Upon adoption of SFAS 123R, the Company recognized a benefit of $0.2 million as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures on the Company’s share-based awards at the date of grant under SFAS 123R rather than recognizing forfeitures as incurred under APB 25. The cumulative benefit, net of tax, was immaterial for separate presentation in the unaudited condensed consolidated statement of operations.

(1)	The 1996 Employee Stock Purchase Plan was terminated upon expiration of the offering period ended January 31, 2006.
     During 2004 and 2005, the Company granted stock options to certain executive officers that provide for vesting of the options upon the achievement of stock price performance. During the three months ended March 31, 2006, 125,000 of these options vested because the average closing price of the Company’s common stock reached $10.00 for over 20 consecutive days. During the three months ended June 30, 2006, 50,000 of these options vested because the average closing price of the Company’s common stock reached $12.50 for over 20 consecutive days. Additional vesting of 50,000, and 50,000 shares under such stock options could occur if the average closing price of the Company’s common stock over 20 consecutive days reaches $15.00, and $17.50, respectively. The estimated fair value of these options was calculated using a Monte Carlo simulation model that estimated (i) the probability that the performance goal will be achieved, and (ii) the length of time required to attain the target market price. The Company recognized approximately $0.1 million and $1.2 million of shared-based compensation expense related to these options during the three and nine months ended September 30, 2006, respectively. Stock-based compensation of $0.4 million was recorded in the quarter ended September 30, 2005 related to the performance based vesting of certain executive’s stock options. The compensation charge was in accordance with the achievement of certain stock price milestones determined in the option grants of the executives.

Share Awards
     The value of restricted share awards is determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based non-vested share activity for the nine months ended September 30, 2006:
     The following table summarizes the status of the Company’s non-vested restricted shares:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested at December 31, 2005	—	$—
Granted	30,000	13.17
Vested	1,875	13.17
Forfeited	—	—

Non-vested at September 30, 2006	28,125	$13.17

Stock Option Pro Forma Information under SFAS 123
     The Company did not recognize compensation expense for employee share-based awards for the three and nine months ended September 30, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company had previously adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Income from continuing operations as reported	$1,255	$4,762
Add: Stock-based compensation included in income	414	414
Deduct: Total stock-based employee compensation expense determined under fair value method	(634)	(1,590)

Pro forma income from continuing operations	$1,035	$3,586

Income from continuing operations per common share — basic and diluted as reported	$0.05	$0.18

Income from continuing operations per common share — basic and diluted pro forma	$0.04	$0.13

Net income as reported	$987	$15,099
Add: Stock-based compensation included in (loss) income	414	414
Deduct: Total stock-based employee compensation expense determined under fair value method	(645)	(1,780)

Pro forma net income	$756	$13,733

Net income per common share — basic as reported	$0.04	$0.57

Net income per common share — diluted as reported	$0.04	$0.56

Net income per common share — basic pro forma	$0.03	$0.52

Net income per common share — diluted pro forma	$0.03	$0.51

     The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

	Nine
	Months
	Ended
	September
	30, 2005
Risk-free interest rate	2.8%
Expected life of options grants	1- 5	years
Expected volatility of underlying stock	60%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0.0%
     The following table presents activity under all stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2005	3,821	$7.23	7.55
Granted	762	11.41
Exercised	(507)	7.21
Forfeited or expired	(773)	10.46

Outstanding at September 30, 2006	3,303	$7.46	8.02	$15,050

Options exercisable at September 30, 2006	1,648	$7.09	7.42	$8,303

     The following table sets forth information regarding options outstanding at September 30, 2006:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining		Exercise
	Range of	Average	Contractual	Number	Price for
Number of	Exercise	Exercise	Life	Currently	Currently
Options	Prices	Price	(Years)	Exercisable	Exercisable
(In thousands)				(In thousands)
615	$3.75 - $4.67	$4.20	7.90	436	$4.03
353	4.82 – 5.87	5.44	7.63	195	5.46
197	5.88 – 6.10	5.91	7.83	122	5.91
400	6.11	6.11	8.27	144	6.11
358	6.16	6.16	8.30	128	6.16
344	6.17 – 7.70	6.82	7.66	196	6.88
450	7.72 – 9.78	9.40	8.13	184	9.05
470	9.81 – 13.17	12.24	8.65	140	11.77
115	13.37 – 28.25	16.97	6.59	102	17.36
1	37.32	37.32	3.68	1	37.32

3,303		$7.46	8.02	1,648	$7.09

     The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $6.98. The aggregate intrinsic value of outstanding options as of September 30, 2006 was $15.0 million. The intrinsic value of options exercised during the period was $1.7 million.
     As of September 30, 2006, there was $6.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans including non-vested restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.98 years.
     The Company received $3.8 million in cash from option exercises and issuances of stock under the ESPP Plan for the nine months ended September 30, 2006. The excess tax benefits of $0.7 million attributable to these option exercises are reflected on a “with-and-without” method and will be recognized when the benefit is realized.

5. DISCONTINUED OPERATIONS
Recent Accounting Pronouncements
     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144”), the Company reports discontinued operations in the period that a business segment has been disposed of or is classified as held for sale. On October 4, 2006, the Company announced plans to exit from the Telecom Decisioning Services (TDS) business (see Note 2). The TDS business was not disposed of or classified as held for sale as of September 30, 2006. Accordingly, the TDS business will continue to be reported as a continuing operation until the period in which it has been disposed of or is classified as held for sale.
Intelligent Network Solutions (INS) Business
     On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which included its PrePay IN product and related services, to VeriSign, Inc. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the sale price, $1.745 million is being held in escrow, $1.495 million is being held by VeriSign, and $0.25 million is being held by the Company. The Company will record the amounts in escrow as a gain upon the expiration of certain representations and as warranties expire after an 18-month period after closing and will be recorded as a gain, net of possible indemnity claims at that time.
     In addition, a liability of $0.45 million has been established in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if the Company were to purchase an insurance policy to cover up to $5 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007. The operating results and financial condition of this former INS segment have been reported as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144, as the sale was completed during the second quarter of 2005. All comparative prior period amounts have been restated in a similar manner.
     Included in the amounts reported for net income from discontinued operations for the nine months ended September 30, 2005 is the gain on the sale of the INS business of $12.7 million (net of income tax provision of $0.1 million) and a $1.4 million settlement received by the Company from a lawsuit between Lucent Technologies, Inc. and the Company that was finalized in the second quarter of 2005.
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

     In accordance with SFAS 144, the operating results of the former INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements. The components of losses from operations of discontinued operations previously classified as operating activities are as follows (amounts in thousands):

	Three Months Ended September
	30,
	2006	2005
Results of operations:
Total Gross Profit (Loss)	$—	$(134)
Total Operating Expenses	—	134

Total discontinued operations, net of income taxes	$—	$(268)

	Nine Months Ended September
	30,
	2006	2005
Results of operations:
Total Gross Profit	$468	$4,324
Total Operating Expenses	—	6,676

Discontinued operations	468	(2,352)

Gain on sale of INS	—	12,689

Total discontinued operations, net of income taxes	$468	$10,337

     The Company recorded net loss from discontinued operations of $0 and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and the Company recorded net income from discontinued operations of $0.5 million and $10.3 million for the nine months ended September 30, 2006 and 2005, respectively. The net income from discontinued operations in 2006 represents a refund received for telecommunications costs previously paid which related to the Instant Conferencing segment. The net income from discontinued operations for the nine months ended September 30, 2005 includes a gain on sale of the INS business of $12.7 million and the operating results of the INS and Instant Conferencing segments.
6. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
     Based upon the way financial information is provided to the Company’s Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, the Company reports its operations in two distinct operating segments, described as follows:
•	Payment Processing Services (Payment Processing) — This segment provides a transaction processing system under the Authorize.Net® brand that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online.

•	Telecom Decisioning Services (TDS) — This segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and contact center services to telecommunications and other companies. See Note 2, Exit From The Telecom Decisioning Services (TDS) Business, for additional information about this business.
     In the Company’s Quarterly Report on Form 10-Q, as amended, for the three and nine months ended September 30, 2005, the Company reported segment information for the Instant Conferencing Services (Instant Conferencing) business as a separate segment. The operating results and financial condition of the Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying condensed consolidated financial statements and, accordingly, the Company’s segment information has been restated. All prior period segment financial information has been restated to conform with the current presentation. See Note 5, Discontinued Operations, for additional information about these businesses.
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

     Financial information for each reportable segment from continuing operations as restated for the three and nine months ended September 30, 2006, and 2005 were as follows (amounts in thousands):

			Sub-total
Three Months Ended		Payment	Reportable	Reconciling		Consolidated
September 30, 2006	TDS	Processing	Segments	Items		Total
Revenues	$8,801	$14,474	$23,275	$—		$23,275
Gross profit	2,881	11,425	14,306	(52	)(1)	14,254
Operating income	1,255	4,587	5,842	(5,618	)(2)	224
Depreciation and amortization	606	1,110	1,716	161	(3)	1,877

			Sub-total
Three Months Ended		Payment	Reportable	Reconciling		Consolidated
September 30, 2005	TDS	Processing	Segments	Items		Total
Revenues	$15,518	$11,714	$27,232	$—		$27,232
Gross profit	5,776	9,168	14,944	—		14,944
Operating income	2,859	3,255	6,114	(4,790	)(2)	1,324
Depreciation and amortization	992	1,035	2,027	166	(3)	2,193

			Sub-total
Nine Months Ended		Payment	Reportable	Reconciling		Consolidated
September 30, 2006	TDS	Processing	Segments	Items		Total
Revenues	$33,195	$41,845	$75,040	$—		$75,040
Gross profit	10,643	33,054	43,697	(197	)(1)	43,500
Operating income	4,908	12,948	17,856	(17,150	)(2)	706
Depreciation and amortization	1,991	3,319	5,310	475	(3)	5,785

			Sub-total
Nine Months Ended		Payment	Reportable	Reconciling		Consolidated
September 30, 2005	TDS	Processing	Segments	Items		Total
Revenues	$48,408	$32,561	$80,969	$—		$80,969
Gross profit	17,727	25,442	43,169	—		43,169
Operating income	8,538	7,805	16,343	(11,181	)(2)	5,162
Depreciation and amortization	3,123	3,121	6,244	587	(3)	6,831

(1)	Represents share-based compensation included in the unallocated gross profit.

(2)	Reconciling items from segment operating income to consolidated operating income include the following (amounts in thousands).

(3)	Represents depreciation and amortization included in the unallocated corporate or centralized marketing, general and administrative expenses.

	Three Months Ended September
	30,
	2006	2005
Restructuring charges & related asset impairments	$3,187	$1,544
Unallocated corporate and centralized marketing, general and administrative expenses	1,765	2,832
Unallocated share-based compensation	666	414

Total	$5,618	$4,790

	Nine Months Ended September
	30,
	2006	2005
Restructuring charges & related asset impairments	$5,517	$1,920
Litigation settlement, net	1,500	—
Unallocated corporate and centralized marketing, general and administrative expenses	6,701	8,847
Unallocated share-based compensation	3,432	414

Total	$17,150	$11,181

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
     The Company’s goodwill balance of $57.6 million is related to the acquisition of Authorize.Net. There were no adjustments to goodwill during the nine months ended September 30, 2006.
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
Intangible Assets
     Acquired intangible assets related to the acquisition of Authorize.Net include outside sales partner network, merchant customer base, existing technology, processor relationships and trademarks. The outside sales partner network and the processor relationships will be amortized over twelve years. The merchant customer base and the existing technology will be amortized over five years. Trademarks are not amortized.
     The components of acquired intangible assets are as follows (dollars in thousands):

		September 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Amortizable intangible assets:
Outside sales partner network	$9,300	($1,937)	$7,363	$9,300	($1,356)	$7,944
Merchant customer base	7,000	(3,500)	3,500	7,000	(2,450)	4,550
Existing technology	3,162	(1,572)	1,590	3,162	(1,098)	2,064
Processor relationships	300	(63)	237	300	(44)	256

Unamortized intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600

	$23,362	($7,072)	$16,290	$23,362	($4,948)	$18,414

     Amortization expense for intangible assets totaled $708,000 for the three months ended September 30, 2006 and 2005. Amortization expense for intangible assets totaled $2.1 million for the nine months ended September 30, 2006 and 2005.
     As of September 30, 2006, expected future intangible asset amortization was as follows (in thousands):

Fiscal Years:
2006 (remaining three months)	$708
2007	2,832
2008	2,832
2009	1,318
2010	800
Thereafter	4,200

$12,690

8. COMMITMENTS AND CONTINGENCIES
Merchant Funds
     At September 30, 2006, the Company was holding funds in the amount of $8.5 million due to merchants comprised of $7.3 million held for Authorize.Net’s eCheck.Net ® product, and $1.2 million held for Authorize.Net’s Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Authorize.Net typically holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The $1.2 million held for IPS includes funds from processing both credit card and Automated Clearing House (ACH) transactions. IPS credit card funds are held for approximately two business days; IPS ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
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

Legal Proceedings
Litigation Settlement
     In May 2006, the Company entered into a settlement agreement with respect to certain litigation involving NetMoneyIN, Inc. Pursuant to the agreement, the Company agreed to pay NetMoneyIN, Inc. a lump sum payment of $1.75 million in exchange for a release and covenant not to sue. The cost of the settlement to the Company was $1.5 million net of $0.25 million received from another party named in the litigation. The Company recorded this cost in its general and administrative expenses in the second quarter of 2006.
     The Company had incurred legal expenses of approximately $0.6 million and $1.1 million for the nine months ended September 30, 2006 and for the year ended December 31, 2005, respectively, in connection with the defense of this lawsuit following the Company’s acquisition of Authorize.Net. The Company has not and does not expect to incur any further litigation costs related to this lawsuit after the second quarter of 2006.
     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, the Company reviews its commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular matter.
Leases
     As of September 30, 2006, the Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company maintains a letter of credit in the amount of $1.6 million, as required for security under the operating lease for its corporate headquarters.
     The Company has non-cancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2011 and certain of them contain provisions for extension on substantially the same terms as are currently in effect. Rent expense for operating leases (excluding sublease income) was approximately $1.5 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively.
     Future minimum payments under operating leases, including facilities affected by restructurings and the Company’s headquarters lease, consisted of the following at September 30, 2006 (amounts in thousands):

Operating
Leases
Remainder of 2006	$845
2007	3,444
2008	2,844
2009	2,405
2010	2,075
Thereafter	1,686

Total minimum lease payments	$13,299

9. RESTRICTED CASH
     As of September 30, 2006, the Company has provided $1.6 million of cash as collateral for a letter of credit, which is required for security under an operating lease for its corporate headquarters. The Company is required to maintain this letter of credit throughout the term of the lease, which expires in 2011. In addition, as described in Note 8, Commitments and Contingencies, the Company has $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution.
10. EARNINGS PER SHARE (EPS)
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

     A reconciliation of the shares used to compute basic income per share from continuing operations to those used for diluted income per share from continuing operations is as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Shares for basic computation	27,322	26,678
Options and warrants (treasury stock method)	1,042	667

Shares for diluted computation	28,364	27,345

	Nine Months Ended
	September 30,
	2006	2005
Shares for basic computation	27,197	26,631
Options and warrants (treasury stock method)	961	489

Shares for diluted computation	28,158	27,120

     Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the diluted computations for both periods presented. Had such shares been included, shares for the diluted computation would have increased by approximately 356,000 and 1,535,000 for the three months ended September 30, 2006 and 2005, respectively, and approximately 493,000 and 1,627,000 for the nine months ended September 30, 2006 and 2005, respectively. The EPS calculation has been restated to reflect the change in income from continuing operations due to the Company’s INS and Instant Conferencing segments now being accounted for as discontinued operations.
11. RESTRUCTURING AND RELATED ASSET IMPAIRMENTS
     The following table summarizes the activity in the restructuring accrual for the nine months ended September 30, 2006 (amounts in thousands):

	Employee
	Severance	Facility Closing
	and Termination	and Related	Asset
	Benefits	Costs	Impairment	Total
Accrued restructuring balance at December 31, 2005	$17	$972	$—	$989

Restructuring accrual — January 2006	1,396	—	—	1,396
Cash payments	(1,198)	(39)	—	(1,237)
Restructuring adjustments	(3)	—	—	(3)

Accrued restructuring balance at March 31, 2006	$212	$933	$—	$1,145

Restructuring accrual — May 2006	61	—	862	923
Impairment of assets	—	—	(862)	(862)
Cash payments	(184)	(159)	—	(343)
Restructuring adjustments	3	11	—	14

Accrued restructuring balance at June 30, 2006	$92	$785	$—	$877

Restructuring accrual — August 2006	296	301	211	808
Impairment of assets	—	—	(211)	(211)
Cash payments	(342)	(302)	—	(644)
Restructuring accrual — September 2006	—	—	2,402	2,402
Impairment of assets	—	—	(2,402)	(2,402)
Restructuring adjustments		47	—	47

Accrued restructuring balance at September 30, 2006	$46	$831	$—	$877

     In October 2006, the Company announced plans to exit from the TDS business (see Note 2). As a result of its decision, the Company determined that there were impairment indicators that existed as of September 30, 2006 which required the Company to assess the recoverability of the TDS long-lived assets as of September 30, 2006. The Company reviewed the carrying value of its long-lived assets and noted that the expected future cash flows for the TDS business would not be sufficient to recover the recorded carrying value of long-lived assets. The Company analyzed various scenarios related to its exit from the TDS business and weighed the probability of each scenario. The Company considered various valuation methods in determining the fair value of the assets including appraisal values. Accordingly, the Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and other tangible assets to a fair value of $1.1 million. The Company recorded an impairment charge of $2.4 million in the third quarter of 2006 which represented the excess of the carrying amount over the fair value of the TDS long-lived assets.
     During the third quarter of 2006, the Company had to increase the estimated costs associated with closing its Broomfield, Colorado facility by $43,000. This adjustment was made due to a modification in the Company’s sublease assumption.
     In May 2006, the Company announced the planned closing of the Liverpool, Nova Scotia contact center. Related to this closing, the Company recorded restructuring and related asset impairment charges of $0.9 million and $0.8 million during the second and third quarters of 2006, respectively.
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
12. PROVISION FOR INCOME TAXES
     The Company provides for income taxes on an interim basis based on the full-year projected effective tax rate. The Company’s effective tax rate was 44% for the nine months ended September 30, 2006, as compared to 20%for the nine months ended September 30, 2005. The income tax provision for the nine months ended September 30, 2006 of $1.8 million reflects a current provision of $0.2 million for federal, state and foreign taxes, a deferred federal and state provision of $1.4 million attributable to amortization of intangibles for tax purposes with indefinite lives, and a discrete item of $0.2 million, including interest, related to the settlement of a tax audit for prior periods. The income tax provision for the nine months ended September 30, 2005 of $1.5 million reflects a current provision for state and foreign taxes of $0.2 million and a deferred federal and state provision of $1.3 million attributable to amortization of intangibles for tax purposes with indefinite lives. At September 30, 2006, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.
13. COMPREHENSIVE INCOME
     The amounts that comprise comprehensive loss for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September
	30,
	2006	2005
Net income as reported	$274	$987
Other comprehensive income:
Unrealized gain on short-term investments	7	—
Foreign currency gain (loss)	(6)	88

Comprehensive income	$275	$1,075

	Nine Months Ended September
	30,
	2006	2005
Net income as reported	$2,759	$15,099
Other comprehensive income:
Unrealized gain on short-term investments	18	—
Foreign currency gain	53	313

Comprehensive income	$2,830	$15,412

14. RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not, of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company will be required to adopt the provisions of SFAS 157 beginning with its first quarter ending March 31, 2007. The Company is currently assessing the impact of adopting SFAS 157 but does not expect that it will have a material effect on its consolidated financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company will be required to adopt the provisions of SFAS 158 in its annual financial statements for fiscal year 2007. The Company does not believe that the adoption of the provisions of SFAS 158 will materially impact its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company will be required to adopt the provisions of SAB 108 in its annual financial statements for fiscal year 2006. The Company does not believe that the adoption of SAB 108 will materially impact its consolidated financial statements.
15. SUBSEQUENT EVENT
     On November 1, 2006, The Company announced that its board of directors authorized the discretionary repurchase of up to $15 million of shares of the Company’s Common Stock. The shares may be purchased from time to time depending on market conditions through December 31, 2008.

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
AIRPAY BY AUTHORIZE.NET, ALTALINKS, AUTHORIZE-IT, AUTHORIZE.NET, the Authorize.Net logo, AUTHORIZE.NET WHERE THE WORLD DOES BUSINESS ON THE WEB, AUTHORIZE.NET WHERE THE WORLD TRANSACTS, CAS, CUSTOMER ACQUISITION SYSTEM, ECHECK.NET, FRAUDBUSTER, FRAUD CENTURION, FRAUDSCREEN.NET, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, POCKET AUTHORIZE.NET, and PROFILE are registered trademarks of Lightbridge, and @RISK, AUTOMATED RECURRING BILLING, AUTHENTICATENOW, AUTHORIZE.NET YOUR GATEWAY TO IP TRANSACTIONS, CDS, CREDIT DECISION SYSTEM, ECHECK, EDM, ENHANCED DECISION MANAGEMENT, FRAUDBRIDGE, FRAUD DETECTION SUITE, INSIGHT, LIGHTBRIDGE TELESERVICES, POPS, POINT OF PURCHASE SYSTEM, RMS, and RETAIL MANAGEMENT SYSTEM are trademarks of Lightbridge. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.
     The following discussion and analysis of our financial conditions and results of operations has been restated to give effect to the restatement of the cash flows as described in Note 3 to the unaudited condensed consolidated financial statements and the operations that were discontinued during 2005. See “Discontinued Operations” below and Note 5 to the consolidated financial statements for further information concerning discontinued operations.
Overview
     We have undergone significant changes to our business and we expect additional changes to occur in the near future. On October 4, 2006, we announced plans to exit from the Telecom Decisioning Services (TDS) business. The decision was based upon negotiations with Sprint Spectrum LP and Nextel Operations, Inc. (Sprint Nextel) which advised us that it would not be a significant customer after October 2006. Sprint Nextel represented approximately 60% and 53% of the TDS revenue for the three and ninth months ended September 30, 2006, respectively. The Sprint Nextel business is expected to rapidly wind down prior to the expiration of the Sprint contract on December 31, 2006 and the Nextel contract on December 8, 2006. We expect to provide certain post-termination services as required under the Nextel contract through March 31, 2007.
     We plan to continue to operate the TDS business until we are able to complete our exit of the business, which may be accomplished through the sale of all or a part of that business. We expect to exit the TDS business by the end of the second quarter of 2007. As a result of the decision to exit the TDS business, we do not expect our historical financial results to be indicative of our future results.
     During 2005, we sold our INS business and ceased the operation of our Instant Conferencing business. The INS business and our Instant Conferencing business are presented as discontinued operations.
     We develop, market and support a suite of products and services for both merchants and communication service providers. Our Payment Processing segment offers a transaction processing system under the Authorize.Net® brand that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. Our TDS segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and contact center services to telecommunications and other companies.
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
Recent Developments
     On November 1, 2006, we announced that our board of directors authorized the discretionary repurchase of up to $15 million of shares of the Company’s common stock. The shares may be purchased from time to time depending on market conditions through December 31, 2008.
     On October 4, 2006, we announced our plan to exit the TDS business. We intend to reduce our workforce by approximately 200 employees, or approximately 50 percent of our current regular full-time staff through the second quarter of 2007. With respect to our exit from the TDS business, we recorded asset impairment charges of $2.4 million during the third quarter of 2006. Our exit from the TDS business may include the sale of all or a part of that business. We expect to incur pre-tax restructuring charges in the range of $3.5 million to $8.0 million from the third quarter 2006 through the second quarter of 2007. These charges are expected to consist of approximately $2.0 to $4.0 million of severance charges with respect to terminated employees; approximately $1.0 to $2.5 million of facilities exit charges, comprised of the net present value of the lease payment obligations for the remaining term of our TDS-related leases in Burlington, Lynn, and Waltham, Massachusetts, net of any estimated sublease income; and approximately $500,000 to $1.5 million of other charges related to the closing of the TDS business. Substantially all of the remaining costs will require the outlay of cash, although the timing of lease payments relating to leased facilities will be unchanged by the restructuring action. We began to implement these restructuring efforts in October 2006 with notifications of intended action to certain affected personnel.
     In May 2006, we were advised by T-Mobile USA, Inc. (T-Mobile) that T-Mobile planned to consolidate its contact center business and begin the transition of that business from us to other vendors. In response, we closed our Liverpool, Nova Scotia contact center in the third quarter of 2006 and we recorded restructuring and related asset impairment charges of approximately $0.9 million and $0.8 million during the second and third quarters of 2006, respectively.
     In May 2006, we entered into a settlement agreement with respect to certain litigation involving NetMoneyIN, Inc. Pursuant to the agreement, we agreed to pay NetMoneyIN, Inc. a lump sum payment of $1.75 million in exchange for a release and covenant not to sue. The cost of the settlement to us was $1.5 million net of $0.25 million received from another party named in the litigation. We recorded this cost in general and administrative expenses in the second quarter of 2006. We had incurred legal expenses of approximately $0.6 million and $1.1 million for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively, in connection with the defense of this lawsuit and we had expected to incur additional costs of approximately $1.5 million in 2006 had we not entered in to the settlement agreement. We had not and do not expect to incur any further litigation costs related to this lawsuit after the second quarter of 2006.
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
     We updated our critical accounting policies during the nine months ended September 30, 2006 as follows:
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
     Impairment of Long-Lived Assets. We evaluate long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We determine fair value by appraisal or discounted cash flow analysis.
     During the third quarter of 2006, we assessed the fair value of certain of our long-lived assets associated with our TDS segment, including computer equipment and other tangible assets. This assessment resulted in impairment charges of $2.4 million. See Note 11 to the condensed consolidated financial statements for a more detailed discussion of the impairment charges.

Operating Segments
     Based upon the way financial information is provided to our chief operating decision maker, the Chief Executive Officer, for use in evaluating allocation of resources and assessing performance of the business, we report our operations in two distinct operating segments: Payment Processing Services, and Telecom Decisioning Services (TDS).
•	Payment Processing Services (Payment Processing) — This segment provides a transaction processing system under the Authorize.Net® brand that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online.

•	Telecom Decisioning Services (TDS) — This segment provides wireless subscriber qualification, risk assessment, fraud screening, consulting services and contact center services to telecommunications and other companies. As discussed above, we expect to exit the TDS business by the end of the second quarter of 2007.
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
     As a result of the decision to exit the TDS business, we do not expect our historical financial results related to the TDS segment to be indicative of our future results.
Results of Operations
Quarter Ended September 30, 2006 Compared with Quarter Ended September 30, 2005.
     Revenues. Revenues and certain revenue comparisons for the quarters ended September 30, 2006 and 2005 were as follows:

	Quarter Ended	Quarter Ended
	September 30,	September 30,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Transaction services:
Payment Processing (Authorize.Net)	$14,474	$11,714	$2,760	23.6%
TDS	8,146	13,962	(5,816)	(41.7)

Total Transaction services revenues	22,620	25,676	(3,056)	(11.9)

Consulting and maintenance services:
TDS	655	1,556	(901)	(57.9)

Total	$23,275	$27,232	$(3,957)	(14.5%

     The decrease in transaction services revenues was primarily due to a $5.8 million decline in transactions services revenues from our TDS segment offset by a $2.8 million increase in Authorize.Net’s revenue. Authorize.Net’s revenues for the quarter increased 23.6% compared to the same period in 2005. The increased revenues were primarily the result of an increase in the number of merchant customers and the volume of transactions processed. The decline in TDS transaction services revenues was primarily a result of a $3.3 million reduction in transaction fees charged to Sprint Nextel following the merger between Sprint Spectrum L.P. (Sprint) and Nextel Operations, Inc. (Nextel), a $1.7 million reduction in transaction fees charged to T-Mobile, as a result of their decision to consolidate its contact center business with other vendors, and an unfavorable change in the mix of services provided to our TDS clients.
     In the near term, we expect transaction services revenue from our Payment Processing segment to continue to increase. However, in the near term, we expect transaction services revenue associated with our TDS segment to decline significantly from the third quarter 2006 level as a result of the decrease in revenue from Sprint Nextel and our plan to exit the TDS business.
     The decrease in consulting and maintenance services revenues of $0.9 million was principally due to a decrease in consulting fees charged to AT&T Wireless, Inc. and a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product. In the near term, we expect that consulting and maintenance services revenue related to our TDS segment will continue to be impacted by pricing pressures and our plan to exit the TDS business.
     Cost of Revenues and Gross Profit. Cost of revenues consists primarily of personnel costs, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues for Authorize.Net, included in transaction services cost of revenues, consists of expenses associated with the delivery, maintenance and support of Authorize.Net’s products and services, including personnel costs, communication costs, such as high-bandwidth Internet access, server equipment depreciation, transactional processing fees, as well as customer care costs. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including our plan to exit the TDS business, changes in the volume of transactions processed, changes in the mix of transaction revenues between those from automated transaction processing and those from processing transactions through our TeleServices contact centers (which have a higher cost component), changes in pricing to certain clients and changes in the mix of total revenues among transaction services revenues, consulting and maintenance services revenues.
     Cost of revenues, gross profit and certain comparisons for the quarters ended September 30, 2006 and 2005 were as follows:

	Quarter
	Ended
	September	Quarter Ended
	30,	September 30,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Cost of revenues:
Transaction services	$8,758	$11,691	$(2,933)	(25.1)%
Consulting and maintenance services	263	597	(334)	(55.9)

Total cost of revenues	$9,021	$12,288	$(3,267)	(26.6)%

Gross profit:
Transaction services $	$13,862	$13,985	$(123)	(0.9)%
Transaction services %	61.3%	54.5%
Consulting and maintenance services $	$392	$959	$(567)	(59.1)%
Consulting and maintenance services %	59.8%	61.6%

Total gross profit $	$14,254	$14,944	$(690)	(4.6)%

Total gross profit %	61.2%	54.9%

     Transaction services cost of revenues decreased by $2.9 million in the quarter ended September 30, 2006 from the prior year. Transaction services cost of revenues from our TDS segment were approximately $5.7 million for the quarter ended September 30, 2006 which represents a decrease of approximately $3.4 million compared to the same period in 2005. Transactions services cost of revenues from our Payment Processing segment were approximately $3.0 million for the quarter ended September 30, 2006 which represents an increase of approximately $0.5 million compared to the same period in the prior year. In our TDS business, we realized reductions in third party data and services costs as a result of processing fewer transactions. We also realized personnel-related savings resulting from our restructuring activities. The increase in our Payment Processing transaction services cost of revenues was primarily due to the increase in the number of transactions processed.
     Transaction services gross profit percentage increased primarily as a result of Authorize.Net’s higher contribution to the transaction services gross profit amount. Authorize.Net’s transaction services gross profit amount was approximately $11.4 million in the quarter ended September 30, 2006 versus approximately $9.2 million in the same quarter of the preceding year as a result of higher revenues. This increase was partially offset by a decrease in the transaction services gross profit related to our TDS segment, where the revenue reduction exceeded the cost of sales expense reduction.
     Authorize.Net generated a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage in the quarter ended September 30, 2006 than in the same quarter of 2005.
     Consulting and maintenance services cost of revenues decreased by $0.3 million in the third quarter of 2006. This decrease was attributable to a reduction in personnel-related expenses as a result of our restructuring activities. Consulting and maintenance services gross profit and gross profit percentage decreased in the third quarter of 2006 due to the lower revenues from AT&T Wireless, Inc. and our RMS product partially offset by the reduction in personnel-related expenses. All of our consulting and maintenance services are part of our TDS segment.
     In the near term, we expect that fluctuations in gross profit will occur because of our plan to exit the TDS business. In the long term (after we exit the TDS business), we expect the gross profit percentage to increase due to the higher gross profit percentage from the Payment Processing business.

     Operating Expenses. Operating expenses and certain operating expense comparisons for the three months ended September 30, 2006 and 2005 were as follows:

	Quarter	Quarter
	Ended	Ended
	September	September
	30,	30,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Engineering and development	$2,726	$3,502	$(776)	(22.2)%
Sales and marketing	4,863	4,461	402	9.0
General and administrative	3,254	4,113	(859)	(20.9)
Restructuring charges and related asset impairments	3,187	1,544	1,643	106.4

Total	$14,030	$13,620	$410	3.0%

     Engineering and Development. Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The $0.8 million decrease in engineering and development expenses for the quarter ended September 30, 2006 as compared with the same quarter in 2005 was primarily due to cost savings associated with our restructuring activities. The cost savings were partially offset by a $0.1 million share-based compensation expense due to the adoption of SFAS No. 123(R).
     We expect engineering and development expenses for the quarter ending December 31, 2006 to continue to decline in comparison to the prior year level, primarily due to benefits of restructuring activities partially offset by a planned increase in the level of funded development associated with our Authorize.Net services and products.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. For Authorize.Net, sales and marketing expenses also include commissions paid to outside sales agents. The increase of $0.4 million in sales and marketing expenses in the quarter ended September 30, 2006 as compared with the same quarter in 2005, in absolute dollars and as a percentage of revenue, was due to the increase in expenses for Authorize.Net. Authorize.Net represented $4.6 million of sales and marketing expenses in the third quarter of 2006 as compared to $4.0 million in the third quarter of 2005. This increase was partially offset by reductions in marketing costs for the other portions of our business, restructuring activities, and reduced sales and marketing program spending as compared with the third quarter of 2005.
     We expect that sales and marketing expenses for the quarter ending December 31, 2006 will continue to increase with growth in Authorize.Net’s revenues as a result of greater sales agent commissions associated with these revenues.
     General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, human resources and administrative personnel and fees for certain outside professional services. The decrease of $.9 million in general and administrative expenses, as compared to the same quarter in 2005, in absolute dollars and as a percentage of revenues, was due to reductions in legal fees associated with patent infringement litigation and outside services.
     We expect that general and administrative expenses for the quarter ending December 31, 2006 will remain consistent with the previous quarters..
     Restructuring charges and related asset impairments. We recorded an asset impairment charge of $2.4 million in the third quarter of 2006 which represented the excess of the carrying amount over the fair value of the TDS long–lived assets. In May 2006, the Company announced the planned closing of the Liverpool, Nova Scotia contact center. Related to this closing, the Company recorded restructuring and related asset impairment charges of $0.8 million during the third quarter of 2006.
     The quarter ended September 30, 2005 has been adjusted for discontinued operations.
     With respect to our decision to exit the TDS business, we expect to incur additional pre-tax restructuring charges in the range of $3.5 million to $8.0 million from the fourth quarter 2006 through the second quarter of 2007. These charges are expected to consist of approximately $2.0 to $4.0 million of severance charges with respect to terminated employees; approximately $1.0 to $2.5 million of facilities exit charges, comprised of the net present value of the lease payment obligations for the remaining term of our TDS-related leases in Burlington, Lynn, and Waltham, Massachusetts, net of any estimated sublease income; and approximately $0.5 to $1.5 million of other charges related to the closing of the TDS business.

     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net increased by $0.8 million in the quarter ended September 30, 2006 in comparison with the same period in 2005. This increase was primarily due to an increase in our cash and short-term investments balance as a result of the cash provided by the operating activities of continuing operations, cash received for the sale of our INS business, an increase in the prevailing interest rates, and cost savings from our restructuring activities.
     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the three months ended September 30, 2006 of $1.2 million reflects a current provision of $0.1 million for federal, state and foreign taxes, a deferred federal and state provision of $0.9 million attributable to amortization of intangibles for tax purposes with indefinite lives, and a discrete item of $0.2 million, including interest, related to the settlement of a tax audit for prior periods. The income tax provision for the three months ended September 30, 2005 of $0.6 million reflects a current provision of $0.1 million for federal, state and foreign taxes and a deferred federal and state provision of $0.5 million attributable to amortization of intangibles for tax purposes with indefinite lives. At September 30, 2006, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005.
     Revenues. Revenues and certain revenue comparisons for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine
	Months
	Ended	Nine Months
	September	Ended
	30,	September 30,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Transaction services:
Payment Processing (Authorize.Net)	$41,845	$32,561	$9,284	28.5%
TDS	31,007	43,916	(12,909)	(29.4)

Total Transaction services revenues	72,852	76,477	(3,625)	(4.7)

Consulting and maintenance services:
TDS	2,188	4,492	(2,304)	(51.3)

Total	$75,040	$80,969	$(5,929)	(7.3)%

     The decrease in transaction services revenues was primarily due to a $12.9 million decline in transactions services revenues from our TDS segment partially offset by a $9.3 million increase in Authorize.Net’s revenue. Authorize.Net’s revenues for the nine months ended September 30, 2006 increased 28.5% compared to the same period in 2005. The increased revenues were primarily the result of an increase in the number of merchant customers and the volume of transactions processed. The decline in TDS transaction services revenues was primarily a result of a $10.4 million reduction in transaction fees charged to Sprint Nextel following the merger between Sprint and Nextel.
     The decrease in consulting and maintenance services revenues of $2.3 million was principally due to a decrease in consulting fees charged to AT&T Wireless, Inc. and a decline in consulting and maintenance revenues related to our decision to no longer actively market, sell or develop our RMS product.
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

     Cost of revenues, gross profit and certain comparisons for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine
	Months
	Ended	Nine Months
	September	Ended
	30,	September 30,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Cost of revenues:
Transaction services	$30,352	$35,881	$(5,529)	(15.4)%
Consulting and maintenance services	1,188	1,919	(731)	(38.1)

Total cost of revenues	$31,540	$37,800	$(6,260)	(16.6)%

Gross profit:
Transaction services $	$42,500	$40,596	$1,904	4.7%
Transaction services %	58.3%	53.1%
Consulting and maintenance services $	$1,000	$2,573	$(1,573)	(61.1)%
Consulting and maintenance services %	45.7%	57.3%

Total gross profit $	$43,500	$43,169	$331	0.8%

Total gross profit %	58.0%	53.3%

     Transaction services cost of revenues decreased by $5.5 million for the nine months ended September 30, 2006 compared to the same period in 2005. Transaction services cost of revenues from our TDS segment were approximately $21.5 million for the nine months ended September 30, 2006 which represents a decrease of approximately $7.2 million compared to the same period in 2005. Transactions services cost of revenues from our Payment Processing segment were approximately $8.8 million for the nine months ended September 30, 2006 which represents an increase of approximately $1.7 million compared to the same period in the prior year. In our TDS business, we realized reductions in third party data and services costs as a result of processing fewer transactions. We also realized personnel-related savings resulting from our restructuring activities. The increase in our Payment Processing transaction services cost of revenues was primarily due to the increase in the number of transactions processed.
     Transaction services gross profit and gross profit percentage increased primarily as a result of Authorize.Net’s higher contribution to the transaction services gross profit amount. Authorize.Net’s transaction services gross profit amount was approximately $33.1 million for the nine months ended September 30, 2006 versus approximately $25.4 million for the same period in the prior year as a result of higher revenues. This increase was partially offset by a decrease in the transaction services gross profit related to our TDS segment, where the revenue reduction exceeded the cost of sales expense reduction.
     Consulting and maintenance services cost of revenues decreased by $0.7 million for the nine months ended September 30, 2006 compared to the same period in 2005. This decrease was attributable to a reduction in personnel-related expenses as a result of our restructuring activities. Consulting and maintenance services gross profit and gross profit percentage decreased for the nine months ended September 30, 2006 compared to the same period in 2005 due to the lower revenues from AT&T Wireless, Inc. and our RMS product partially offset by the reduction in personnel-related expenses.
     Operating Expenses. Operating expenses and certain operating expense comparisons for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine
	Months	Nine Months
	Ended	Ended
	September	September
	30,	30,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)
Engineering and development	$8,909	$10,978	$(2,069)	(18.8)%
Sales and marketing	14,574	13,375	1,199	9.0
General and administrative	13,794	11,734	2,060	17.6
Restructuring charges and related asset impairments	5,517	1,920	3,597	187.3

Total	$42,794	$38,007	$4,787	12.6%

     Engineering and Development. The $2.1 million decrease in engineering and development expenses for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to cost savings associated with our restructuring activities. The cost savings were partially offset by a $0.4 million share-based compensation expense due to the adoption of SFAS No. 123(R).
     Sales and Marketing. The increase of $1.2 million in sales and marketing expenses for the nine months ended September 30, 2006 compared to the same period in 2005, in absolute dollars and as a percentage of revenue, was due to the increase in expenses for Authorize.Net. Authorize.Net represented $13.6 million of sales and marketing expenses for the nine months ended September 30, 2006 as compared to $11.9 million for the same period in 2005. This increase was partially offset by reductions in marketing costs for the other portions of our business, restructuring activities, and reduced sales and marketing program spending as compared to the same period in 2005.
     General and Administrative. The increase of $2.1 million in general and administrative expenses, as compared to the same period in 2005, in absolute dollars and as a percentage of revenues, was due to the $2.8 million share-based compensation expense due to the adoption of SFAS No. 123(R), and the litigation settlement of $1.5 million, net with NetMoneyIN, Inc. This increase was partially offset by reductions in consulting costs and restructuring activities as compared to the same period in 2005.
     Restructuring charges and related asset impairments. We recorded an asset impairment charge of $2.4 million in the third quarter of 2006 which represented the excess of the carrying amount over the fair value of the TDS long–lived assets. In May 2006, the Company announced the planned closing of the Liverpool, Nova Scotia contact center. Related to this closing, the Company recorded restructuring and related asset impairment charges of $1.7 million during the nine months ended September 30, 2006.
     In January 2006, we announced a workforce reduction focused primarily within the TDS business, as well as reductions in general and administrative expenses. The restructuring consisted of a total workforce reduction of about 4%, and we recorded a restructuring charge of $1.4 million in the first quarter of 2006, primarily related to employee severance and termination benefits.
     The nine months ended September 30, 2005 has been adjusted for discontinued operations.
     Other Income, Net. Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net increased by $2.3 million in the nine months ended September 30, 2006 in comparison with the same period in 2005. This increase was primarily due to an increase in our cash and short-term investments balance as a result of the cash provided by the operating activities of continuing operations, cash received for the sale of our INS business, an increase in the prevailing interest rates, and cost savings from our restructuring activities.
     Provision for (Benefit from) Income Taxes. We provide for income taxes on an interim basis based on the full-year projected effective tax rate. The income tax provision for the nine months ended September 30, 2006 of $1.8 million reflects a current provision of $0.2 million for federal, state and foreign taxes, a deferred federal and state provision of $1.4 million attributable to amortization of intangibles for tax purposes with indefinite lives, and a discrete item of $0.2 million, including interest, related to the settlement of a tax audit for prior periods. The income tax provision for the nine months ended September 30, 2005 of $1.5 million reflects a current provision for state and foreign taxes of $0.2 million and a deferred federal and state provision of $1.3 million attributable to amortization of intangibles for tax purposes with indefinite lives. At September 30, 2006, the Company continues to believe a full valuation allowance is required until an appropriate level of profitability is sustained that would enable the Company to conclude that it is more likely than not that a portion of the Company’s deferred taxes would be realizable.
Discontinued Operations
     INS Segment — On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, which includes our PrePay IN product and related services, to VeriSign. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by us as a liability to VeriSign, until certain representations and as warranties expire 18 months after closing and will be recorded as a gain, net of possible indemnity claims at that time.
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
     We recorded net loss from discontinued operations of $0 and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and we recorded net income from discontinued operations of $0.5 million and $10.3 million for the nine months ended September 30, 2006 and 2005, respectively. The net income from discontinued operations in 2006 represents a refund received for past telecommunications costs previously paid which related to the Instant Conferencing segment. The net income from discontinued operations for the three and nine months ended September 30, 2005 includes a gain on sale of the INS business of $12.7 million and the normal operating results of the INS and Instant Conferencing segments.
Liquidity and Capital Resources
     As of September 30, 2006, we had cash and cash equivalents and short-term investments of $105.8 million. We believe that our current cash and short-term investment balances will be more than sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, additional acquisitions or investments, divestitures, restructuring or obligations associated with the closure of facilities or exit from product or service lines, and the sustained profitability of the our operations. We may also require additional cash in the future to finance growth initiatives including acquisitions.
     During the first nine months of 2006, we generated cash from operating activities of approximately $18.5 million, and cash from financing activities of approximately $3.8 million, and used approximately $1.2 million of cash from investing activities. During the first nine months of 2006, our accounts payable and accrued liabilities decreased by a combined $3.2 million primarily related to a decreased level of spending.
     Our capital expenditures totaled $1.8 million for the nine months ended September 30, 2006. The capital expenditures during this period were principally associated with our service delivery infrastructure and computer equipment for software development activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2011.
     As a result of our plans to exit the TDS business, we expect to incur future cash outlays of $3.5 to $8.0 million through the second quarter of 2007 for severance, facilities exit and other charges related to the exit.
     Our primary contractual obligations and commercial commitments are under our operating leases. Our future minimum payments due under operating leases, including facilities affected by restructurings, as of September 30, 2006, are as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Operating leases	$13,299	$845	$6,288	$4,480	$1,686
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
     In May 2006, we entered into a settlement agreement which resolved ongoing litigation with NetMoneyIN, Inc. Pursuant to the agreement, we agreed to pay NetMoneyIN, Inc. a lump sum payment of $1.75 million in exchange for a license grant, release and covenant not to sue. Our net cost of the settlement after contribution from another party is $1.5 million. We had incurred legal expenses of approximately $0.6 million and $1.1 million for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively, in connection with the defense of this lawsuit and we expected to incur additional costs of approximately $1.5 million in 2006 had we not entered in to the settlement agreement. We do not expect to incur any further litigation costs related to this lawsuit after the second quarter of 2006. Except for the litigation settlement and legal expenses we incurred in connection with the NetMoneyIN, Inc. litigation, historically, our costs to defend lawsuits, or settle or pay claims relating to such indemnification provisions, have not been material. Accordingly, the estimated fair value of these indemnification provisions is not material.
     At September 30, 2006, we were holding funds in the amount of $8.5 million due to merchants comprised of $7.3 million held for

Authorize.Net’s eCheck.Net ® product, and $1.2 million held for Authorize.Net’s Integrated Payment Solution (IPS) product. The funds are included in both cash and cash equivalents and the funds due to merchants’ liability on our consolidated balance sheet. Authorize.Net holds merchant funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The $1.2 million held for IPS includes funds from processing both credit card and Automated Clearing House (ACH) transactions. IPS credit card funds are held for approximately two business days; IPS ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
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
Off-Balance Sheet Arrangements
     As of September 30, 2006, we had no off-balance sheet arrangements other than operating lease obligations, and we were not a party to any material transactions involving related persons or entities (other than employment, separation and other compensation agreements with certain executives). Future annual minimum rental lease payments are detailed in Note 8 of the “Notes to Consolidated Financial Statements.”
Inflation
     Although certain of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not, of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of SFAS 157 beginning with our first quarter ending March 31, 2007. We are currently assessing the impact of adopting SFAS 157 but do not expect that it will have a material effect on our consolidated financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. We will be required to adopt the provisions of SFAS 158 in our annual financial statements for fiscal year 2007. We do not believe that the adoption of the provisions of SFAS 158 will materially impact our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB 108 in our annual financial statements for fiscal year 2006. We do not believe that the adoption of SAB 108 will materially impact our consolidated financial statements.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. The Company’s Chief Executive Officer and its Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives.
Changes in Internal Controls over Financial Reporting
     There were no significant changes to our internal controls during the quarter ended September 30, 2006 that have materially affected our internal controls over financial reporting.
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
Item 1. Legal Proceedings
     In May 2006, we entered into a settlement agreement with respect to certain litigation involving NetMoneyIN, Inc. Pursuant to the agreement, we agreed to pay NetMoneyIN, Inc. a lump sum payment of $1.75 million in exchange for a lease and covenant not to sue. The cost of the settlement to us is $1.5 million net of $0.25 million received from another party named in the litigation. We recorded this cost in general and administrative expenses in the second quarter of 2006.
     We had incurred legal expenses of approximately $0.6 million and $1.1 million for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively, in connection with the defense of this lawsuit following our acquisition of Authorize.Net, and we expected to incur defense costs of approximately $1.5 million in 2006. We have not and do not expect to incur any litigation costs related to this lawsuit after the second quarter of 2006.
     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On a quarterly basis, we review our commitments and contingencies to reflect the effect of ongoing negotiations, settlements, rulings, advice of counsel, and other information and events pertaining to a particular matter.
Item 1A. Risk Factors
The following risk factors contain changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and should be reviewed together with risk factors set forth in our such Annual Report. The changes may be deemed material.
Risk Factors
We Are in the Midst of Focusing the Company on the Payment Processing Segment and Exiting Our TDS Business. If We Are Unable to Successfully Complete This Change Quickly and Smoothly, Our Business, Operating Results and Financial Condition Would Be Harmed. Our Plans For the Restructuring of Our Company Are Complex, and Our Failure to Complete the Restructuring Effectively Would Adversely Affect Our Business.
     On October 4, 2006, we announced our plan to exit the TDS business. The exit of our TDS business is a significant and complex transaction for us that may include the sale of all or a part of that business. The process of exiting a business could cause the diversion of management’s time and resources, the distraction of employees or the loss of key personnel, including those necessary to complete the exit smoothly. The activities involved are complicated and detailed, and they will put a strain on the organization. The diversion of management’s time and resources and any delays or difficulties encountered in connection with completing the exit by June 30, 2007 would harm our overall business, operating results, and financial condition. There is no guarantee that the exit of the TDS business will have the anticipated results, or that the exit will present the advantages that we anticipate towards our goal of becoming a company focused on the Payment Processing segment.
     We expect a workforce reduction of approximately 200 employees from the fourth quarter 2006 through the second quarter of 2007. These employees will be terminated over time as we transition our TDS customers and other TDS obligations. If we are unable to retain the necessary employees through the transition, our operating results would be harmed and we would be unable to meet our customer and other obligations, which would expose us to litigation, damages and liabilities. We may also be subject to litigation in connection with employee terminations, which would expose us to additional costs and liabilities.
     The future revenue in our TDS business is difficult to predict because of our decision to exit the business and the impact that that decision may have on our customers’ willingness to continue to use our services during the exit period. Our expenses are in large part comprised of compensation, facilities rent, and telecommunications costs which can be difficult to change on short notice. Our management must effectively balance our need to control costs with our need to respond timely to customer requirements as we exit the TDS business. Any failure to effectively manage cost and resource levels would adversely affect our business.
     We currently plan to exit the TDS business by the end of the second quarter of 2007. However, we are contractually obligated to service some of our TDS customers past the second quarter of 2007. Our operating results would be harmed if we are unable to transition our customers in a timely, quick and efficient manner. We could be subject to litigation and incur damages and liabilities if we are unable to service our TDS customers as required by their contracts. We are also obligated past the second quarter of 2007 under certain operating leases and other third-party supply contracts related to our TDS business. Our inability to vacate, transfer or terminate operating leases for facilities or to sublease them as anticipated or our inability to terminate or transfer our third-party supply contracts would harm our operating results.
     While we believe that changing the organization to focus on the Payment Processing segment is critical to growing our business over the long term, we may be unable to complete this process smoothly and quickly. In that event, our stock price, business, operating results, financial condition and prospects would be harmed. In addition, because of the expenses and charges associated with our announced plan to exit the TDS business, including restructuring, asset impairment charges and employee retention costs, we expect our operating results to be adversely impacted through the second quarter of 2007.
We Expect Our Revenue to Decline Significantly in the Foreseeable Future as Compared to Historical Levels Due to Our Decision to Exit the TDS Business
     Historically, we have had substantial revenue concentration in the wireless telecommunication industry. Sprint and Nextel accounted for a majority of our TDS revenue in the quarter and nine months ended September 30, 2006. Our 10 largest TDS customers accounted for approximately 36% and 43% of our total revenue in the three and ninth months ended September 30, 2006, respectively. In November 2004, we announced that we did not expect AT&T Wireless, Inc. (now Cingular Wireless LLC), to be a significant customer commencing in 2005. In May 2006, we announced that we did not expect T-Mobile to be a significant customer commencing in the third quarter of 2006. In October 2006, we announced that we did not expect Sprint Nextel to be a significant customer after October 2006. With the loss of business from AT&T Wireless, Inc. and T-Mobile and the expected loss of business from Sprint Nextel, our revenues from the TDS business will decline substantially and our total revenues will decline significantly in the foreseeable future. We expect these declines to be offset in part from anticipated growth in our Payment Processing revenues. We expect to complete our exit of the TDS business by June 30, 2007. If we are unable to exit the TDS business smoothly and quickly, our business, operating results, financial condition and prospects would be harmed. Factors that may affect our ability to exit the TDS business smoothly and quickly include difficulties in transitioning TDS customers to another vendor, loss of employees necessary to meet required customer commitments, continuing operational expenses due to the inability to terminate or mitigate expenses under operating leases and other third-party supply contracts, unanticipated losses of revenue from remaining TDS customers as we exit the business and timing differences between declines in TDS revenues and corresponding reductions in employee expenses and fixed costs.
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
     Additionally, our eCheck.Net service is required to be compliant with Automated Clearing House processing rules promulgated by the National ACH Association (NACHA). NACHA could adopt new operating rules or interpretations of existing rules which we might find difficult or impossible to comply with, resulting in our inability to give customers the option of using the ACH network for payment processing services, as well as significantly hindering our ability, or making us unable, to utilize the ACH network for our own billing and collection activities for our own services.
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
We Need to Continue to Improve or Implement our Procedures and Controls.
     Requirements adopted by the SEC in response to the passage of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal controls over financial reporting, and attestation of these systems by our independent registered public accounting firm. In January 2006, we re-evaluated our disclosure controls and procedures for the first three quarters of fiscal 2005 and concluded, based upon management’s January 2006 evaluation of those disclosure controls and procedures, that as of March 31, June 30, September 30, and December 31, 2005, our disclosure controls and procedures were not fully effective as of those dates to provide a reasonable level of assurance of reaching the Company’s disclosure control objectives. Specifically at December 31, 2005, we had material weaknesses in our procedures for income tax accounting and our ability to properly account and report complex transactions and we restated our financial results for the year ended December 31, 2004 and the quarterly periods ended March 31, June 30 and September 30, 2005 to correct our reporting for income taxes. In addition, in connection with the audit of our financial statements for 2005, management identified an error in accounting and reporting the sale of the INS business in the statement of cash flows, which has been identified as a material weakness. Previously, we had evaluated our disclosure controls and procedures as of March 31 and September 30, 2005 and found them effective to provide a reasonable level of assurance of reaching our disclosure control objectives. However, our previous evaluation as of September 30, 2005 had identified a separate material weakness as a result of which adjustments were needed to properly account for the gain on the sale of our INS business. During the first quarter of 2006, we took certain steps to address these matters. We continue to evaluate such disclosure controls and procedures, and may modify, enhance or supplement them as appropriate in the future. There can be no assurance that we will be able to maintain compliance with all of the new requirements.
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
Our Business May Be Harmed by Errors in Our Software.
     The software that we develop and license to clients, and that we also use in providing our transaction processing and contact center services, is extremely complex and contains hundreds of thousands of lines of computer code. Large, complex software systems such as ours are susceptible to errors. The difficulty of preventing and detecting errors in our software is compounded by the fact that we maintain multiple versions of our systems to meet the differing requirements of our major clients, and must implement frequent modifications to these systems in response to these clients’ evolving business policies and technical requirements. Our software design, development and testing processes are not always adequate to detect errors in our software prior to its release or commercial use. As a result, we have from time to time discovered, and may likely in the future discover, errors in software that we have put into commercial use for our clients, including some of our largest clients. Because of the complexity of our systems and the large volume of transactions they process on a daily basis, we sometimes have not detected software errors until after they have affected a significant number of transactions. Software errors can have the effect of causing clients that utilize our products and services to fail to comply with their intended credit or business policies, or to fail to comply with legal, credit card, and banking requirements, such as those under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, NACHA, MasterCard’s Site Data Protection (SDP) Standard, Visa’s Cardholder Information Security Program (CISP) and Payment Card Industry’s (PCI) Security Standard.
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
     Our revenues are difficult to forecast for a number of reasons:
•	Seasonal and retail trends affect our transaction revenues, in both our Payment Processing and TDS businesses, as well as our other products and services. Transaction revenues historically have represented the majority of our total revenues. As a result, our revenues can fluctuate. For example, our revenues generally have been highest in the fourth quarter of each calendar year, particularly in the holiday shopping season between Thanksgiving and Christmas. In addition, marketing initiatives undertaken by our clients or their competitors may significantly affect the number of transactions we process.

•	Our decision to exit the TDS business will affect our margins, revenue and net income because of the uncertainty relating to the loss of revenue from TDS customers such as Sprint Nextel, timing of the transition of TDS customers to other vendors, reduced revenues from remaining TDS customers, the costs associated with servicing customers as specified in their contracts, and timing differences between declines in TDS revenues and corresponding reductions in employee expenses and fixed costs.

•	The risk factors described above under the headings “We Are in the Midst of Focusing the Company on the Payment Processing Segment and Exiting Our TDS Business. If We Are Unable to Successfully Complete This Change Quickly and Smoothly, Our Business, Operating Results and Financial Condition Would Be Harmed. Our Plans For the Restructuring of Our Company Are Complex, and Our Failure to Complete The Restructuring Effectively Would Adversely Affect Our Business.” and “We Expect Our Revenue to Decline Significantly in the Foreseeable Future as Compared to Historical Levels Due to Our Decision to Exit the TDS Business.”
     Most of our expenses, particularly employee compensation and facilities, are relatively fixed. As a result, even relatively small variations in the timing of our revenues may cause significant variations in our quarterly operating results and may result in quarterly losses.

     Our quarterly results may also vary due to the timing and extent of restructuring, and impairment and other charges that may occur in a given quarter.
     Our quarterly results may be affected by new changes in accounting rules, such as the requirement to record share-based compensation expense for employee stock option grants made at fair market value. Since the Company has adopted the modified prospective transition method to report share-based compensation expense, periods prior to 2006 have not been restated to reflect the fair value method of expensing share-based compensation. See Note 4 to the unaudited condensed consolidated financial statements for further discussion on share-based compensation.
     As a result of these factors, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. You should not rely on our quarterly results of operations to predict our future performance.
We Face Competition from a Broad and Increasing Range of Vendors.
     The market for products and services offered to participants in online transactions is highly competitive and subject to rapid change. This market is fragmented, and a number of companies currently offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in the market in which we compete, which will result in the entrance of new or the creation of bigger competitors in the future. For example, in October 2005, VeriSign, Inc. announced that PayPal, Inc., a wholly-owned subsidiary of eBay, Inc., agreed to acquire VeriSign’s payment gateway business and to form a strategic alliance with VeriSign, Inc. for on-line commerce and security. In addition, in June 2006 Google, Inc. announced Google Checkout, a new payment service that may compete with us. We face potential competition from several primary sources:
•	providers of online payment processing services, including CyberSource Corporation, Plug & Pay Technologies, Inc., PayPal, Inc., Google, Inc. and LinkPoint International, Inc.

•	providers of ACH services including Fedetety Infromation Services, Inc., Telecheck International, Inc., CheckFree Corporation and Electronic Clearing House, Inc.
     Other companies, including financial services, credit card and payment processing companies compete with us or may enter the market and provide competing services.
     Because competitors can penetrate one or more of our markets, we anticipate additional competition from other established and new companies. In addition, competition may intensify as competitors establish cooperative relationships among themselves or alliances with others. Competitors in our TDS business may also aggressively seek to solicit our remaining TDS customers now that we have announced our decision to exit the TDS business, which may impact the orderly transition from that business.
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
We and Our Clients Must Comply with Complex and Changing Laws and Regulations.
     Government regulation influences our activities and the activities of our current and prospective clients, as well as our clients’ expectations and needs in relation to our products and services. Businesses that handle consumers’ funds, such as our Payment Processing business, are subject to numerous state and federal regulations, including those related to banking, credit cards, electronic transactions and communication, escrow, fair credit reporting, privacy of financial records, internet gambling and others. State money transmitter regulations and federal anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. In addition, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet concerning matters such as taxes, pricing, content and distribution. If applied to us, any of the foregoing rules and regulations could require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statutes may result in severe penalties or restrictions on our ability to engage in e-commerce, which could have a material adverse effect on our business.
     Our clients also include telecommunications companies that, to the extent that they extend consumer credit, may be subject to federal and state regulations. In making credit evaluations of consumers, performing fraud screening or user authentication, our clients are subject to requirements of federal law, including the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act and regulations thereunder, as well as state laws which impose a variety of additional requirements. Privacy legislation may also affect the nature and extent of the products or services that we can provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection. Although most of the products and services we provide to the telecommunications industry, other than our ProFile service, are not directly subject to these requirements, we must take these extensive and evolving requirements into account in order to meet our clients’ needs. In some cases, consumer credit laws require our clients to notify consumers of credit decisions made in connection with their applications for telecommunications services, and we have contracted with some of our clients, including Sprint Nextel, AT&T Wireless, and Dobson Communications, Inc., to provide such notices on their behalf. Our software has in the past contained, and could in the future contain, undetected errors affecting compliance by our clients with one or more of these legal requirements. Failure to properly implement these requirements in our products and services in a timely, cost-effective and accurate manner could result in liability, either directly or as indemnitor of our clients, damage to our reputation and relationships with clients and a loss of business.
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

The Success of Our Business Strategy Is Dependent on Our Ability to Further Penetrate into the Payment Processing Market and to Expand into New or Complementary Markets.
     As part of our business strategy, we are seeking to further penetrate into the payment processing market and to expand our business into new markets or markets that are complementary to our existing payment processing business.
     If we are not able to successfully expand our penetration into our existing payment processing market or into new or complementary markets, our financial results and future prospects may be harmed. Our ability to increase market penetration and enter new or complementary markets depends on a number of factors, including:
•	growth in our existing and targeted markets;

•	our ability to provide products and services to address the needs of those markets; and

•	competition in those markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The shares shown as repurchased in the table below were surrendered by Lightbridge employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards. Below is a summary of these transactions for the three months ended September 30, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of	(b) Average
	Shares (or Units)	Price Paid per
Period	Purchased	Share (or Unit)
July 1, 2006 – July 31, 2006	—	—
August 1, 2006 – August 31, 2006 (1)	572	$11.23
September 1, 2006 – September 30, 2006	—	—

Total shares repurchased	572	$11.23

(1)	Represents 572 shares of stock surrendered by Lightbridge employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards.
     In September 2006, our Board of Directors authorized a stock repurchase program of up to $15.0 million allowing us to repurchase shares of our outstanding common stock in the open market or through private transactions from time to time depending on market conditions. As of November 7, 2006, the Company has not made any repurchases under this program.

Item 6. Exhibits
(a) Exhibits

		Filed with	Incorporated by Reference
		this			Exhibit
Exhibit No.	Description	Form 10-Q	Form	Filing Date	No.
3.1	Amended and Restated Certificate of Incorporation		S-1	August 27, 1996	3.2

3.2	Amended and Restated By-Laws		S-1	June 21, 1996	3.4

3.3	Amendment to Amended and Restated By-Laws, adopted October 29, 1998		10-Q	November 13, 1998	3.1

4.2	Rights Agreement dated November 14, 1997 with American Stock Transfer and Trust Company as Rights Agent		8-A	November 21, 1997	1

4.3	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock		8-A	November 21, 1997	A

4.4	Form of Rights Certificate		8-A	November 21, 1997	B

10.1	Early Lease Termination Agreement with Region of Queens Municipality for Liverpool, Nova Scotia Premises		8-K	August 17, 2006	10.1

10.2	Oldham Offer Letter		8-K	September 6, 2006	10.1

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTBRIDGE, INC.

Date: November 9, 2006	By:	/s/ Timothy C. O’Brien Timothy C. O’Brien Vice President, Finance and Administration, Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)