Form 10-K
period 2006-12-31
LIGHTBRIDGE INC
filed 2007-03-15
CIK 1017172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number: 000-21319

Lightbridge, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3065140
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
30 Corporate Drive Burlington, Massachusetts	01803 (Zip Code)
(Address of Principal Executive Offices)

(781) 359-4000
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

common stock, $.01 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2006 was $352,142,590 based on a total of 27,192,478 shares held by nonaffiliates and on a closing price of $12.95 as reported on the NASDAQ Global Market.

The number of shares of common stock outstanding as of March 13, 2007 was 28,011,637.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A with regard to its 2007 annual meeting of stockholders or special meeting in lieu thereof on or before April 30, 2007. Certain portions of such proxy statement are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

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

AIRPAY BY AUTHORIZE.NET, ALIAS, ALTALINKS, AUTHORIZE-IT, AUTHORIZE.NET, the Authorize.Net logo, AUTHORIZE.NET WHERE THE WORLD DOES BUSINESS ON THE WEB, AUTHORIZE.NET WHERE THE WORLD TRANSACTS, ECHECK.NET, FRAUDBUSTER, FRAUD CENTURION, FRAUDSCREEN.NET, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, and POCKET AUTHORIZE.NET are registered trademarks of Lightbridge, and AUTOMATED RECURRING BILLING, AUTHORIZE.NET YOUR GATEWAY TO IP TRANSACTIONS, ECHECK, FRAUD DETECTION SUITE, and LIGHTBRIDGE TELESERVICES are trademarks of Lightbridge. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.	Business

Overview

Lightbridge, Inc. (Lightbridge or the Company) develops, markets and supports products and services primarily for businesses that sell products or services online and, prior to February 20, 2007, for communications providers.

We have undergone significant changes to our business since 2004 and, with the sale of certain assets related to our Telecom Decisioning Services (TDS) business to Vesta Corporation (Vesta). on February 20, 2007 and our decision to exit the TDS business on October 4, 2006, our business operates in one segment, Payment Processing Services (Payment Processing).

In 2004, the Company operated in four distinct operating segments: Telecom Decisioning Services, Payment Processing, Intelligent Network Solutions (INS) and Instant Conferencing Services (Instant Conferencing). During 2005, we sold our INS business and ceased the operation of our Instant Conferencing business. We sold the TDS business on February 20, 2007. The operating results and financial condition of the TDS segment have been included as part of the financial results from continuing operations in the accompanying consolidated financial statements. Commencing in the first quarter of 2007, the financial condition and results of the TDS segment will be presented as a discontinued operation. The operating results and financial condition of the INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements.

Lightbridge’s two areas of business in 2006 were Payment Processing and TDS. Historically, TDS had comprised a majority of the Company’s business; however, in recent years, revenues from that business declined. With the sale of the TDS business, the Company will solely operate in and focus on the Payment Processing business. The Payment Processing business consists of a set of Internet Protocol (IP) based payment processing gateway services that enable online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via a variety of interfaces. The TDS business consisted of Lightbridge’s customer qualification and acquisition, risk management and authentication services, delivered primarily on an outsourced or service bureau basis, together with the Company’s TeleServices offerings.

The Company’s IP-based Payment Processing solutions offer products and services to merchants in both the Card Not Present (CNP) (e-commerce and mail order/telephone order or MOTO) and Card Present (CP) (retail point-of-sale (POS) and mobile devices) segments of the U.S. credit card transaction processing market. In addition, the Payment Processing Services include an electronic check payment processing solution for merchants. The Payment Processing solutions are designed to provide secure transmission of transaction data over the Internet and manages submission of this payment information to the credit card and Automated Clearing House (ACH) processing networks. The Company provides its Payment Processing solutions primarily through a network of outside sales partners, Independent Sales Organizations (ISOs), and merchant bank partners.

TDS offered online, real-time transaction processing and contact center services to aid communications clients in qualifying and activating applicants for service, as well as software-based point-of-sale support services for a variety of distribution channels, including dealers and agents, mass market retail stores, and Internet commerce. The TDS business unit also offered services designed to authenticate users engaged in online transactions. Additionally, TDS developed and implemented interfaces that integrate its systems with client and third-party systems, such as those for billing, point-of-sale, activation and order fulfillment. TDS solutions were provided on a direct sales basis.

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

New Developments

On February 21, 2007, we announced that we had entered into an asset purchase agreement and sold certain assets related to our TDS business to Vesta at the close of business on February 20, 2007 for $2.5 million in cash plus assumption of certain contractual liabilities. The TDS operations for 2006 and prior periods will be presented as discontinued when they are disposed of in 2007. We expect to record a gain on the disposal of our TDS business of approximately $1.0 million to $1.5 million, which will be presented as a gain on disposal of discontinued operations.

On November 1, 2006, we announced that our board of directors authorized the discretionary repurchase of up to $15.0 million of shares of the Company’s common stock. The shares may be purchased from time to time depending on market conditions through December 31, 2008. As of March 8, 2007, we have not made any repurchases under this program.

On October 4, 2006, we announced our plan to exit the TDS business. With respect to our exit and subsequent sale of the TDS business, we recorded asset impairment charges of $2.4 million during 2006. We expect to incur pre-tax restructuring charges in the range of $1.9 million to $2.5 million in the first quarter of 2007. These charges are expected to consist of approximately $0.9 million to $1.1 million of severance charges with respect to terminated employees; approximately $0.3 million to $0.5 million of facilities exit charges, comprised of the net present value of the lease payment obligations for the remaining term of our TDS-related leases in Burlington and Lynn, Massachusetts, net of estimated sublease income; and approximately $0.7 million to $0.9 million of other charges related to the exit of the TDS business. Substantially all of the remaining costs will require the outlay of cash, although the timing of lease payments relating to leased facilities will be unchanged by the restructuring action. We began to implement the restructuring efforts in October 2006 with notifications of intended action to certain affected personnel. The majority of these restructuring charges related to the exit and subsequent sale of the TDS business will be reported as a discontinued operation in the first quarter of 2007.

We expect to record restructuring charges in the range of $0.4 million to $0.6 million in the first quarter of 2007 related to termination benefits of corporate employees. We also expect to record accelerated depreciation charges in the range of $0.4 million to $0.6 million in the first quarter of 2007 related to the relocation of the Company’s headquarters.

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

In May 2006, we entered into a settlement agreement with respect to certain litigation involving NetMoneyIN, Inc. Pursuant to the agreement, we agreed to pay NetMoneyIN, Inc. a lump sum payment of $1.75 million in exchange for a release and covenant not to sue. The cost of the settlement to us was $1.5 million net of $0.25 million received from another party named in the litigation. We recorded this cost in general and administrative expenses in the second quarter of 2006. We had incurred legal expenses of approximately $0.6 million and $1.1 million for the years ended December 31, 2006 and December 31, 2005, respectively, in connection with the defense of this lawsuit. We do not expect to incur any further litigation costs related to this lawsuit.

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

Products and Services

PAYMENT PROCESSING

Lightbridge’s Payment Processing solutions, which are provided on an Application Services Provider (ASP) basis, allow IP-enabled merchants to process credit card and electronic check transactions through credit card processors and banking organizations, thereby enabling those merchants to accept electronic payments. Lightbridge offers its Payment Processing products and services through its wholly owned subsidiary Authorize.Net in two broad solutions groups, Payment Gateway Solutions and Additional Services:

Solutions Groups	Functions

Payment Gateway Solutions	The payment gateway allows IP-enabled merchants to accept credit card payments via web sites and mobile devices or from retail storefronts with integrated point of sale solutions and MOTO merchants.

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

The Server Implementation Method (SIM) provides a solution for CNP merchants with basic customization needs where the payment gateway handles all steps in the secure transaction process.

Card Present (CP) retail and mobile merchants may purchase third-party POS solutions or devices that are integrated to the Authorize.Net payment gateway. Merchants or solution providers integrate directly to the payment gateway using the CP Application Programming Interface (API).

Additional Services	eCheck.Net® is a solution that allows merchants to process electronic check transactions directly from a web site or through the Virtual Terminal.

Integrated Payment Solution (IPS) — is a service that offers merchants both an Authorize.Net Payment Gateway account and Wells Fargo credit card processing account through an integrated payment system. The service uses a single online application for merchants to apply for services and automatically provides them with a payment gateway and merchant credit card processing account.

Fraud Detection Suitetm (FDS) is designed to assist web merchants to monitor, manage, and reduce potentially fraudulent credit card transactions with a customizable, rules and filter-based solution.

Automated Recurring Billingtm (ARB) provides a system for CNP and eCheck.Net merchants to automatically handle regularly recurring billings or subscriptions according to a specific billing interval and duration.

Support for Cardholder Authentication Programs, provided under agreement with Visa and MasterCard, for the benefit of merchants that sell products or services online, including the Verified by Visa® and MasterCard® SecureCodetm programs for reducing liabilities and expenses of merchants arising from unauthorized use of credit cards. The Company no longer actively markets this service.

SalesBoost.Net, provided under agreement with eBoz, Inc., is an integrated suite of 50 web promotion tools designed to boost CNP merchants’ sales by attracting shoppers to their web sites. The Company no longer actively markets this service.

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

The Authorize.Net® Merchant Toolbox features business solutions to merchants to help improve security, marketing and productivity.

Solutions Groups	Functions

The Authorize.Net Verified Merchant Seal® confirms to consumers that Web sites displaying the seal are verified Authorize.Net merchants. The seal is designed to foster a sense of confidence for consumers who may be concerned about the security of making online purchases.

Payment Gateway Solutions

The Payment Processing segment’s core product is the payment gateway, which enables CNP and CP merchants to accept credit card and electronic check payments via IP. The Authorize.Net gateway is a hosted ASP service solution that integrates with existing web sites, IP-enabled POS hardware and software solutions and mobile payment devices. It is hardware and software independent, and is supported by over 250 web development and shopping cart systems.

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

In the case of eCheck.Net transactions, bank information is processed through the Automated Clearing House (ACH) processing network by utilizing the Company’s relationship with a single Originating Depository Financial Institution (ODFI). eCheck.Net transactions may take seven to ten days to be funded to the merchant. Our ability to process eCheck.Net transactions would be severely impaired if we were to lose our ODFI partner for any reason.

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

•	SIM is a solution for web merchants with basic customization needs. The Authorize.Net payment gateway handles all the steps in the secure transaction process — payment data collection, data submission and the response to the customer. Additional features of SIM include: a payment gateway hosted payment form employing 128-bit SSL data encryption, transaction digital fingerprints to enhance security, and a customizable payment gateway hosted payment form and/or receipt page.

•	The Company has certified approximately 79 shopping cart solutions providers that have integrated their e-commerce shopping carts with the payment gateway. Certified shopping carts are Internet companies that provide merchants with easy-to-implement checkout page solutions or software that are already integrated to the payment processing gateway.

•	In most cases, for CP merchants, technical integration is handled by the merchant’s POS system provider (hardware or software). CP merchants interested in integrating directly to the payment gateway can use a card payment application programming interface.

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

Integrated Payment Solution is a service that offers merchants both an Authorize.Net Payment Gateway account and a Wells Fargo credit processing account through an integrated payment system. The service uses a single online application for merchants to apply for services and automatically provisions them with a payment gateway and merchant credit card processing account.

Fraud Detection Suitetm (FDS) is a customizable, rules and filter-based solution that is designed to assist merchants who sell products or services to monitor and manage fraudulent credit card transactions through a combination of multiple fraud filters and tools. These tools include the following:

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

Automated Recurring Billingtm (ARB) allows online and MOTO merchants to generate recurring transactions based on a subscription model. To use the ARB feature, a merchant creates a subscription consisting of a customer’s payment information, billing amount, interval, and duration. ARB then places the customer on an automatic payment schedule based on the merchant’s instructions.

The Cardholder Authentication service, provided under agreements with Visa and MasterCard, makes use of the Verified by Visa® and MasterCard® SecureCodetm programs to allow CNP merchants who sell products or services online to validate the identity of registered cardholders during web-based transactions by requiring a personal identification number (PIN) at checkout. The Company no longer actively markets this service.

SalesBoost.Net, provided under agreement with eBoz, Inc., is a suite of 50 Internet-based web site promotional and marketing tools that consolidate applications into functional categories for search engine submission, banner ad impressions, newsletter mailing, email list management, web site monitoring, and a compilation of comprehensive “how-to” guides. SalesBoost.Net is designed to boost CNP merchants’ sales by attracting shoppers to their web sites. The Company no longer actively markets this service.

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

TDS

Lightbridge no longer markets or sells its TDS solutions. Lightbridge’s TDS solutions helped communications providers and businesses that sold products or services online deploy integrated, customized solutions in support of their operational business processes. Lightbridge offered its TDS products and services in five broad solutions groups:

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

Clients and Client Concentration

In 2006 and 2005, one of our clients accounted for more than 10% of our total revenues, and, in 2004, two of our clients individually accounted for more than 10% of our total revenues. One client accounted for 10% of total accounts receivable at December 31, 2006. The following Lightbridge clients accounted for more than 10% of total revenues in the years indicated:

	Years Ended December 31,
	2006	2005	2004

Sprint/Nextel(1)	20%	33%	37%
AT&T Wireless Services, Inc. (AT&T Wireless)	*	*	18

Total % of Revenues from greater-than-10% customers	20%	33%	55%

(1)	Sprint Spectrum L.P. and Nextel Operations, Inc. (Sprint/Nextel) merged on August 12, 2005.

*	Represents less than 10% of total revenues.

Payment Processing

The Company sells its Payment Processing Services primarily through a network of outside sales partners, merchant banking partners, third party solution providers and its inside sales team, mainly to merchants that sell products or services online. Additionally, the Company maintains an inside sales team for management of inbound merchant inquiries regarding its Payment Processing Services. The Company had over 166,000 and 135,000 active merchants as of December 31, 2006 and 2005, respectively. Because of the size and diversity of the Company’s installed merchant base for its gateway product, the Payment Processing segment does not have significant merchant concentration.

TDS

On February 21, 2007, we announced that we had entered into an asset purchase agreement and sold certain assets related to our TDS business to Vesta at the close of business on February 20, 2007 for $2.5 million in cash plus assumption of certain contractual liabilities. The TDS operations for 2006 and prior periods will be presented as discontinued when they are disposed of in 2007. We expect to record a gain on the disposal of our TDS business of approximately $1.0 million to $1.5 million, which will be presented as a gain on disposal of discontinued operations.

Sales and Marketing and Seasonality

The Company’s sales strategy is to continue to grow its business through a differentiated model that primarily focuses on IP-enabled merchants, utilizing its relationships with its outside sales partners and merchant banking partners. Lightbridge employs a team approach to selling its Payment Processing Services in order to develop a consultative relationship with existing and prospective outside sales partners and merchant banking partners. The Company’s outside sales partnerships and banking partner relationships are not exclusive. The Company relies on payment processing product feature differentiation, attractive residual sales commissions and customer support services, to motivate these outside sales partners and others to promote Lightbridge’s services over those of another gateway service provider.

Service and technical support for Payment Processing products are provided to merchants and outside sales partners through a contact center, an online help desk, and a dedicated team of account managers that provide services to the Company’s outside sales partners. A high level of reliable service, customer support and product innovation is critical to the objective of differentiating the Company’s solutions and services from those of its competitors.

Our sales, and in particular the number of transactions we process for our customers, may vary as a result of seasonality. Customers typically process more transactions during the holiday season in the fourth quarter of the year. For additional information on how our quarterly results may fluctuate please refer to Item 1.A. Risk Factors, Our Quarterly Results may Fluctuate.

Engineering, Research and Development

Lightbridge believes that its future success of the Company will depend in part on its ability to continue to enhance, implement, and maintain its existing product and service offerings including, without limitation, the Payment Processing gateway, and to develop, implement and maintain new products and services that allow customers to respond to changing market requirements. For the years ended December 31, 2006, 2005 and 2004, the Company’s research and development costs were approximately $11.3, $14.4 and $18.0 million, respectively. Lightbridge’s research and development activities consist of long-term efforts to develop, enhance, and maintain products and services and short-term projects to make modifications to respond to immediate client needs. In addition to internal research and development efforts, Lightbridge intends to continue its strategy of gaining access to new technology through strategic relationships and acquisitions where appropriate. Lightbridge also intends to utilize contracted development resources when desirable in order to manage its development costs.

Competition

The market for the Company’s Payment Processing solutions and services is characterized by a few large competitors and many smaller competitors. The market is fragmented, and a number of companies offer one or more payment gateway products or services competitive with those offered by Lightbridge. In particular, the Company faces competition from its Payment Processing outside sales partners, which often resell multiple competing gateway products in addition to the Authorize.Net products and services. Some of the principal competitors are PayPal, Inc., Google, Inc., CyberSource Corporation, Plug & Pay Technologies, Inc., LinkPoint International, Inc., a subsidiary of First Data Corporation, Fidelity National Information Services, Inc., Telecheck International, Inc., Check Free Corporation and Intuit Inc.

Lightbridge believes that the principal competitive factors in the online payment industry includes the ability to identify and respond to customer needs, timeliness, quality and breadth of product and service offerings, price, continuous availability of service, and technical expertise. Lightbridge believes that its ability to compete in this industry also depends in part on a number of factors outside its control, including the ability to hire and retain employees, the development of products and services by others that are competitive with Lightbridge’s products and services, the price at which others offer comparable products and services, and the extent of its competitors’ responsiveness to client needs.

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

Businesses that handle consumers’ funds, such as the Company’s Payment Processing business, are subject to numerous regulations, including those related to banking, credit cards, ACH processing, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is unclear. In addition, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet concerning matters such as internet gambling, taxes, pricing, content and distribution.

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

In the Payment Processing segment, the Company is responsible to maintain compliance with industry security standards set forth by the credit card associations under the Payment Card Industry (PCI) Data Security Standard, and ACH processing rules and guidelines set forth by the National Automated Clearing House Association (NACHA).

The Securities and Exchange Commission (SEC) and the National Association of Securities Dealers, Inc. have also enacted regulations affecting corporate governance, securities disclosure or compliance practices. The Company expects these regulations to increase its compliance costs and require additional time and attention.

Proprietary Rights

Lightbridge’s success is dependent upon proprietary technology. Lightbridge relies on a combination of copyrights, patents, trade secrets and employee and third-party non-disclosure agreements to establish and protect its rights in its software products and proprietary technology. Lightbridge protects the source code versions of its products as trade secrets and as unpublished copyrighted works, and has internal policies and systems designed to limit access to and require the confidential treatment of its trade secrets. Lightbridge requires its employees and other parties with access to its confidential information to execute agreements prohibiting unauthorized use or disclosure of Lightbridge’s technology. In addition, Lightbridge’s employees are required as a condition of employment to enter into confidentiality agreements with Lightbridge. Lightbridge also relies on the law of trademarks to establish and protect rights in its products, services and brand names.

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

Although Lightbridge believes that its products and technology do not infringe on any existing proprietary rights of others, the Company has received notices alleging that certain of its products or services may infringe on another party’s intellectual property rights. There can be no assurance that third parties will not assert other infringement claims against Lightbridge in the future or that any asserted or future claims will not be successful. Lightbridge could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on Lightbridge’s business, financial condition, results of operations and cash flows. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block Lightbridge’s ability to make, use, sell, distribute or market its products and services in the United States or abroad. Such a judgment could have a material adverse effect on Lightbridge. In the event a claim relating to proprietary technology or information is asserted against Lightbridge, Lightbridge may seek licenses to such intellectual property. There can be no assurance, however, that such a license could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to Lightbridge. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of Lightbridge’s products and, therefore, could have a material adverse effect on Lightbridge.

Employees

As of March 1, 2007, Lightbridge had a total of 201 employees, of which 200 were full-time and 1 was part-time or seasonal. None of Lightbridge’s employees are represented by a labor union, and Lightbridge believes that its employee relations are good.

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

Our Future Revenues May Be Uncertain Because of Reliance on Third Parties for Marketing and Distribution.

Authorize.Net distributes its service offerings primarily through outside sales distribution partners and its revenues are derived predominantly through these relationships. In particular, Wells Fargo is a significant distributor of our gateway services.

We intend to continue to market and distribute our current and future products and services through existing and other relationships both in and outside of the United States. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Failure by our existing and future distributors including, without limitation, Wells Fargo or other sales and marketing partners to generate significant revenues, our failure to establish additional distribution or sales and marketing alliances, changes in the industry that render third party distribution networks obsolete, termination of relationships with significant distributors including, without limitation, Wells Fargo, or marketing partners would have a material adverse effect on our business, operating results and financial condition. In addition, we may be required to pay higher commission rates in order to maintain loyalty among our third-party distribution partners, which may have a material adverse impact on our profitability.

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

We rely to a substantial extent on third parties to provide some of our software, data, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. For example, our Payment Processing business requires the services of third-party payment processors. If any of these processors cease to allow us to access their processing platforms, our ability to process credit card payments would be severely impacted. In addition, we depend on a single Originating Depository Financial Institution (ODFI) partner to process ACH transactions, and our ability to process these transactions would be severely impacted if we were to lose such partner or if such partner stopped processing our ACH transactions for any reason.

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

Sales of goods and services over the Internet do not represent a significant portion of the overall sales of goods and services in the economy. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers in the United States and as a means to grow our business. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

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

Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers and social security numbers, and because we are a link in the chain of e-commerce, security breaches, service interruptions and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and monetary damages. Cyber terrorists have periodically interrupted, and may continue to interrupt, our payment gateway services in attempts to extort payments from us or disrupt commerce. Our payment gateway services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft or merchant fraud. We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause merchants to lose confidence in our services in particular, or in Internet systems generally, our business could suffer.

In addition, the storage and transmission of confidential personal data, coupled with the large volume of payments that we handle for our clients, makes us vulnerable to third-party or employee fraud or other internal security breaches. Further, we may be required to expend significant capital and other resources to protect against security breaches and fraud to address any problems they may cause.

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

Authorize.Net believes it is compliant with the Payment Card Industry’s (PCI) Security Standard which incorporates Visa’s Cardholder Information Security Program (CISP) and MasterCard’s Site Data Protection (SDP) standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system.

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

We provide Payment Processing transaction services, as well as support services, using complex computer and telecommunications systems. Our business could be significantly harmed if these systems fail or suffer damage from fire, natural disaster, terrorism including cyber terrorism, power loss, telecommunications failure, unauthorized access by hackers, electronic break-ins, intrusions or attempts to deny our ability to deploy our services, computer viruses or similar events. In addition, a growth of our client base, a significant increase in transaction volume or an expansion of our facilities may strain the capacity of our computers and telecommunications systems and lead to degradations in performance or system failure. Errors in our computer and telecommunications systems may adversely impact our ability to provide the products and services contracted for by our clients. We may need to expend significant capital or other resources to protect against or repair damage to our systems that occur as a result of malicious activities, cyber-terrorism, natural disasters or human error, but these protections and repairs may not be completely effective. Our property and business interruption insurance and errors and omissions insurance might not be adequate to compensate us for any losses that may occur as the result of these types of damage. It is also possible that such insurance might cease to be available to us on commercially reasonable terms, or at all.

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

In December 2004, the Payment Card Industry (PCI) Data Security Standard was created by major credit card companies to safeguard customer information. Visa, MasterCard, American Express, and other credit card associations mandate that merchants and service providers meet certain minimum standards of security when they store, process and transmit cardholder data. Our Payment Processing business must comply with this standard in order to continue as an internet payment gateway. Changes to this standard may require us to invest significant resources in engineering and hardware in order to comply.

Additionally, our eCheck.Net service is required to be compliant with Automated Clearing House processing rules promulgated by the National Automated Clearing House Association (NACHA). NACHA could adopt new operating rules or interpretations of existing rules which we might find difficult or impossible to comply with, resulting in our inability to give customers the option of using the ACH network for payment processing services, as well as significantly hindering our ability, or making us unable, to utilize the ACH network for our own billing and collection activities for our own services.

We May Become a Party to Intellectual Property Infringement Claims, Which Could Harm Our Business.

From time to time, we have had and may be forced to respond to or prosecute other intellectual property infringement claims to protect our rights or defend a customer’s or other third party’s rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or service delays, all of which could seriously harm our business and operating results. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our products in the U.S. and abroad and could result in the award of substantial damages against us.

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

We may also be required to indemnify our customers, third parties or purchasers of assets or businesses we have sold for losses they may incur under indemnification agreements if we are found to have violated the intellectual property rights of others. We may also seek to settle intellectual property infringement claims which could require payment of material amounts to the third parties claiming infringement. Please refer to Part I Item 3, “Legal Proceedings” for a discussion of certain matters related to our intellectual property.

In connection with the sale of our INS business to VeriSign on June 14, 2005, we agreed to indemnify VeriSign for up to $5.0 million in damages incurred for potential breaches of our intellectual property representations and warranties in the asset purchase agreement. Such representations and warranties extend for two years from the date of closing. We received notification from VeriSign, Inc. asserting that we are obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign which alleges that VeriSign is infringing certain patents of the plaintiff. VeriSign asserts that our obligation to indemnify it arises in connection with the sale by us to VeriSign of certain assets related to our Intelligent Network Systems business unit, including our Prepay IN software, which VeriSign acquired in April 2005. We objected to VeriSign’s claim and have asked for additional information, which we have not yet recieved. We are not a party to the litigation at this time.

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

We Have Made and May Continue to Make Acquisitions, Which Involve Risks.

We may continue to make acquisitions in the future if we identify companies, technologies or assets that appear to expand or complement our business. Acquisitions involve risks that could cause the actual results of any acquisitions we make to differ from our expectations. At the same time, if we are not able to make acquisitions, we may not be able to expand our business. Some examples of the difficulties posed by acquisitions are that:

•	We may experience difficulty in integrating and managing acquired businesses successfully and in realizing anticipated economic, operational and other benefits in a timely manner. The need to retain existing clients, employees, and sales and distribution channels of an acquired Company and to integrate and manage differing corporate cultures can also present significant risks. If we are unable to successfully integrate and manage acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

•	Our acquisition of other businesses could significantly reduce our available cash and liquidity. In other future acquisitions, we may issue equity securities that could be dilutive to our shareholders or we may use substantial amounts of our remaining cash, which may have an adverse effect on our liquidity. We also may incur additional debt and amortization expense related to intangible assets as a result of acquisitions. This additional debt and amortization expense, as well as the potential impairment of any purchased goodwill, may materially and adversely affect our business and operating results. We may also be required to make continuing investments in acquired products or technologies to bring them to market, which may negatively affect our cash flows and net income.

We may also incur additional costs relating to the integration, review and evaluation and enhancement of our internal controls for businesses we acquire. In addition, we may assume contingent liabilities that may be difficult to estimate and costs and liabilities associated with assumed litigation matters.

•	Acquisitions may divert management’s attention from our existing business and may damage our relationships with our key clients and employees.

•	Acquisitions may also result in liabilities including, without limitation, intellectual property infringement claims not known at the time of acquisition as well as for assumed obligations.

We Face Competition from a Broad and Increasing Range of Vendors.

The market for products and services offered to participants in online transactions is highly competitive and subject to rapid change. This market is fragmented, and a number of companies offer one or more products or services competitive with ours. We anticipate continued growth and the formation of new alliances in the market in which we compete, which will result in the entrance of new or the creation of bigger competitors in the future. For example, in October 2005, VeriSign, Inc. announced that PayPal, Inc., a wholly-owned subsidiary of eBay, Inc., agreed to acquire VeriSign’s payment gateway business and to form a strategic alliance with VeriSign, Inc. for on-line commerce and security. In addition, in June 2006 Google, Inc. announced Google Checkout, a new payment service that may compete with us. We face potential competition from several primary sources:

•	providers of online payment processing services, including CyberSource Corporation, Plug & Pay Technologies, Inc., PayPal, Inc., Google, Inc. and LinkPoint International, Inc., a subsidiary of First Data Corporation.

•	providers of ACH services including Fidelity National Information Services, Inc., Telecheck International, Inc., CheckFree Corporation and Intuit Inc.

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

If We Do Not Continue to Enhance Our Existing Products and Services, and Develop or Acquire New Ones, We Will Not Be Able to Compete Effectively.

The industries in which we do business or intend to do business have been changing rapidly as a result of increasing competition, technological advances, regulatory changes and evolving industry practices and standards, and we expect these changes will continue. Current and potential clients have also experienced significant changes as the result of competition and economic conditions. In addition, the business practices and technical requirements of our clients are subject to changes that may require modifications to our products and services. In order to remain competitive and successfully address the evolving needs of our clients, we must commit a significant portion of our resources to:

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

The application of many of these laws with regard to electronic commerce is unclear. In addition, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet concerning matters such as taxes, pricing, content and distribution. If applied to us, any of the foregoing rules and regulations could require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statutes may result in severe penalties or restrictions on our ability to engage in e-commerce, which could have a material adverse effect on our business.

Privacy legislation including the Gramm-Leach-Bliley Act and regulations there under, as well as state laws may also affect the nature and extent of the products or services that we can provide to clients as well as our ability to collect, monitor and disseminate information subject to privacy protection.

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

The Securities and Exchange Commission and the National Association of Securities Dealers, Inc. have also enacted regulations affecting our corporate governance, securities disclosure and compliance practices. We expect these regulations to increase our compliance costsand require additional time and attention. If we fail to comply with any of these regulations, we could be subject to legal actions by regulatory authorities or private parties.

Our Quarterly Operating Results May Fluctuate.

Our operating results may fluctuate in the future based upon a number of factors, many of which are not within our control. We base our operating expenses on anticipated revenue growth and many of our operating expenses are relatively fixed in the short-term. Our revenue model is based largely on recurring revenues, billed monthly, predominately derived from growth in customers and the numbers of transactions processed within a monthly billing period. The number of transactions processed is affected by many factors, several of which are beyond our control, including general consumer trends and holiday shopping in the fourth quarter of the year.

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

Our operating results may also fluctuate in the future due to a variety of other factors, including:

•	how well we execute on our strategy and operating plans;

•	changes in the number of transactions we process for our customers, including as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	changes in our pricing policies or those of our competitors;

•	relative rates of acquisition of new customers and the loss of existing customers;

•	delays in the introduction of new or enhanced services, software and related products by us or our competitors or market acceptance of these products and services;

•	the amount of capital expenditures required to maintain and expand our business, operations, and infrastructure; and

•	the impact of external factors or events, such as war, cyber terrorism or other acts of terrorism.

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

As a result of these factors, we believe that our quarterly results are not predictable with any significant degree of certainty, and quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. You should not rely on our quarterly results of operations to predict our future performance.

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

We have a pending application for a patent, but we cannot be certain that the patent will be issued on that application, that any of our future patents will protect our business or technology against competitors that develop similar technology or products or services or provide us with a competitive advantage, or that others will not claim rights in our patents or our proprietary technologies.

Patents issued and patent applications filed relating to products used in the payment processing industry are numerous and it may be the case that current and potential competitors and other third parties have filed or will file applications for, or have received or will receive, patents or obtain additional proprietary rights relating to products used or proposed to be used by us. We may not be aware of all patents or patent applications that may materially affect our ability to make, use or sell any current or future products or services.

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

Our Business May Be Harmed by Errors in Our Software.

The software that we develop and use in providing our transaction processing is extremely complex and contains hundreds of thousands of lines of computer code. Large, complex software systems such as ours are susceptible to errors. The difficulty of preventing and detecting errors in our software is compounded by the fact that we maintain multiple versions of our systems to meet the differing requirements of our major clients, and must implement frequent modifications to these systems in response to these clients’ evolving business policies and technical requirements. Our software design, development and testing processes are not always adequate to detect errors in our software prior to its release. As a result, we have from time to time discovered, and may likely in the future discover, errors in software that we have put into use. Because of the complexity of our systems and the large volume of transactions they process on a daily basis, we sometimes have not detected software errors until after they have affected a significant number of transactions. Software errors can have the effect of causing clients that utilize our products and services to fail to comply with their intended business policies, or to fail to comply with legal, credit card, and banking requirements, such as those under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, NACHA rules, MasterCard’s Site Data Protection (SDP) Standard, Visa’s Cardholder Information Security Program (CISP) and Payment Card Industry’s (PCI) Data Security Standard.

Such errors can harm our business in several ways, including the following:

•	we may suffer a loss of revenue if, due to software errors, we are temporarily unable to provide products or services to our merchant customers;

•	we may not be paid for the products or services provided to a client that contain errors, or we may be liable for losses or damages sustained by a customer as a result of such errors;

•	we may incur additional unexpected expenses to correct errors in our software, or to fund product development projects that we may undertake to minimize the occurrences of such errors in the future;

•	we may damage our relationships with clients or suffer a loss of reputation within our industry;

•	we may become subject to litigation or regulatory scrutiny; and

•	our customers may terminate or fail to renew their agreements with us or reduce the products and services they purchase from us.

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

Our Business Could Require Additional Financing.

Our future business activities, the development or acquisition of new or enhanced products and services, the acquisition of additional computer and network equipment, the costs of compliance with government regulations and future expansions including acquisitions will require us to make significant capital expenditures. If our available cash resources prove to be insufficient, because of unanticipated expenses, previous acquisitions, revenue shortfalls or otherwise, we may need to seek additional financing or curtail our expansion activities. If we obtain equity financing for any reason, our existing stockholders may experience dilution in their investments. If we obtain debt financing, our business could become subject to restrictions that affect our operations or increase the level of risk in our business. It is also possible that, if we need additional financing, we will not be able to obtain it on acceptable terms, or at all.

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

Lightbridge leases approximately 80,000 square feet in a single building in Burlington, Massachusetts for its corporate headquarters. This lease was executed and delivered in January 2004, had a rent commencement date in June 2004 and expires in 2011. The Company sublet 35,000 square feet in conjunction with the Company vacating the third floor of the Company’s corporate headquarters in the third quarter of 2005. The initial sublease term for such 35,000 square feet is from November 9, 2005 through September 30, 2008. The Company will be vacating the remaining 45,000 square feet in 2007 in connection with the sale of certain assets related to the Company’s TDS business on February 20, 2007 and subsequent sublease agreement for that space. The Company plans to relocate its corporate headquarters to a 10,000 square foot facility in Marlborough, Massachusetts during the first half of 2007.

The Company leases approximately 14,000 and 23,400 square feet with lease expiration dates in 2010 and 2009, respectively, in American Fork, Utah and Bellevue, Washington, respectively, for its Payment Processing operations. The Company’s Bellevue, Washington lease was executed in August 2004, and had a rent commencement date in September 2004.

The Company leases approximately 30,000 square feet with an lease expiration date in 2008, for a former product development facility in Broomfield, Colorado. We have subleased our Broomfield, Colorado facility for the balance of the lease term. The Company leases 29,000 square feet with a lease expiration date in 2007, for the contact center in Lynn, Massachusetts. The Company leases approximately 4,000 square feet in Waltham, Massachusetts for a data center with a lease expiration date in 2010. The Waltham, Massachusetts data center facility has been subleased in connection with the sale of certain assets related to the TDS business. The terms of the Company’s leases generally run from one to six years. We believe that our present facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

We had incurred legal expenses of approximately $0.6 million and $1.1 million for the years ended December 31, 2006 and December 31, 2005, respectively, in connection with the defense of this lawsuit following our acquisition of Authorize.Net. We do not expect to incur any additional litigation costs related to this lawsuit.

In connection with the sale of our INS business to VeriSign on June 14, 2005, we agreed to indemnify VeriSign for up to $5.0 million in damages incurred for potential breaches of our intellectual property representations and warranties in the asset purchase agreement. Such representations and warranties extend for two years from the date of closing. We received notification from VeriSign, Inc. asserting that we are obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign which alleges that VeriSign is infringing certain patents of the plaintiff. VeriSign asserts that our obligation to indemnify it arises in connection with the sale by us to VeriSign of certain assets related to our Intelligent Network Systems business unit, including our Prepay IN software, which VeriSign acquired in April 2005. We objected to VeriSign’s claim and have asked for additional information, which we have not yet received. We cannot predict the outcome of this matter at this time and we are presently not a party to the litigation.

We are involved in various litigation and legal matters other than the VeriSign matter described above that have arisen in the ordinary course of business. We believe that the ultimate resolution of any existing matter will not have a material adverse effect on our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Shares of the Company’s common stock, $.01 par value per share, are quoted on the NASDAQ Global Market under the symbol “LTBG.” The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of the common stock on the National Market System, as reported in published financial sources:

	High	Low

2006
First Quarter	$11.10	$8.38
Second Quarter	$14.31	$11.12
Third Quarter	$13.60	$10.60
Fourth Quarter	$14.03	$10.96
2005
First Quarter	$6.35	$5.74
Second Quarter	$6.79	$5.73
Third Quarter	$8.10	$6.50
Fourth Quarter	$9.95	$7.53

Performance Graph

The following graph compares the cumulative total return of our common stock for the five year period from 2002 to 2006 to the cumulative total return of the NASDAQ 100 Stock Market Index and the NASDAQ Computer Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lightbridge, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Lightbridge, Inc.	100.00	50.62	74.90	49.71	68.23	111.44
NASDAQ Composite	100.00	68.85	101.86	112.16	115.32	127.52
NASDAQ Computer & Data Processing	100.00	70.29	89.82	102.40	105.49	119.25

Holders

As of March 13, 2007, there were 153 holders of record of common stock (which number does not include the number of stockholders whose shares are held by a broker or clearing agency but which does include each such brokerage house or clearing agency as one record holder).

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company anticipates that it will retain future earnings, if any, to fund the development and growth of its business and therefore does not expect to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity

			(c)Total Number of	(d)Maximum Dollar Value
			Shares	of Shares
	(a)Total Number	(b)Average Price	Purchased as	that May
	of Shares	Paid per	Part of Publicly	Yet Be Purchased
Period	Purchased	Share	Announced Plan	under the Plan (in thousands)

October 1, 2006 — October 31, 2006	—	—	—	—
November 1, 2006 — November 30, 2006(1)	369	$13.71	—	—
December 1, 2006 — December 31, 2006	—	—	—	—

Total	369	$13.71	—	15,000

(1)  Represents shares of stock surrendered by Lightbridge employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards

In September 2006, our Board of Directors authorized a stock repurchase program of up to $15.0 million allowing us to repurchase shares of our outstanding common stock in the open market or through private transactions from time to time depending on market conditions. As of March 8, 2007, the Company has not made any repurchases under this program.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 for information regarding securities authorized for issuance under equity compensation plans.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues	$95,646	$108,278	$115,133	$99,023	$107,120
Cost of revenues	38,795	49,803	58,533	52,624	55,853

Gross profit	56,851	58,475	56,600	46,399	51,267

Operating expenses:
Engineering and development costs	11,259	14,375	18,002	17,150	15,389
Sales and marketing	19,571	18,072	17,705	8,960	6,848
General and administrative	17,550	15,974	15,758	12,991	15,569
Purchased in-process research and development	—	—	679	—	—
Restructuring costs	7,283	1,259	4,069	1,227	3,154

Total operating expenses	55,663	49,680	56,213	40,328	40,960

Income from operations	1,188	8,795	387	6,071	10,307
Interest income	4,883	1,937	935	1,778	2,439
Equity in loss of partnership investment	—	—	—	(471)	(464)

Income from continuing operations before provision for income taxes	6,071	10,732	1,322	7,378	12,282
(Benefit) provision for income taxes	(18,219)	1,976	8,677	1,889	2,591

Income (loss) from continuing operations	24,290	8,756	(7,355)	5,489	9,691

Discontinued operations, net of income taxes:
Gain on sale of Fraud Centurion assets			2,673
Gain on sale of INS assets	—	12,689	—	—	—
Income (loss) from operations	468	(2,433)	(10,723)	(6,938)	(6,061)

Total discontinued operations, net of income taxes	468	10,256	(8,050)	(6,938)	(6,061)

Net income (loss)	$24,758	$19,012	$(15,405)	$(1,449)	$3,630

Net income (loss) per common share (basic):
From continuing operations	$0.89	$0.33	$(0.28)	$0.20	$0.35
From discontinued operations	0.02	0.38	(0.30)	(0.25)	(0.22)

Net income (loss) per common share (basic)	$0.91	$0.71	$(0.58)	$0.05	$0.13

Net income (loss) per common share (diluted):
From continuing operations	$0.86	$0.32	$(0.28)	$0.20	$0.34
From discontinued operations	0.02	0.38	(0.30)	(0.25)	(0.21)

Net income (loss) per common share (diluted)	$0.88	$0.70	$(0.58)	$(0.05)	$0.13

Basic weighted average shares	27,248	26,670	26,643	27,015	28,030

Diluted weighted average shares	28,245	27,282	26,643	27,416	28,433

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$116,172	$84,808	$51,625	$133,488	$133,470
Working capital	$103,966	$74,156	$42,997	$137,684	$136,501
Total assets	$222,474	$189,535	$170,486	$177,836	$180,672
Long-term obligations, less current portion	$700	$700	$149	$33	$259
Stockholders’ equity	$190,315	$156,953	$135,667	$154,503	$159,641

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have undergone significant changes to our business since 2004 and, with the sale of certain assets related to our TDS business to Vesta we are now focused on our Payment Processing Services segment (Payment Processing). In 2004, the Company operated in four distinct operating segments: Telecom Decisioning Services (TDS), Payment Processing, Intelligent Network Solutions (INS) and Instant Conferencing Services (Instant Conferencing). During 2005, we sold our INS business and ceased the operation of our Instant Conferencing business. We sold the TDS business on February 20, 2007. The operating results and financial condition of the TDS segment have been included as part of the financial results from continuing operations in the accompanying consolidated financial statements. Commencing in the first quarter of 2007, the financial condition and results of the TDS segment will be presented as a discontinued operation. The operating results and financial condition of the INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements.

Lightbridge’s two areas of business in 2006 were Payment Processing and TDS. Historically, TDS comprised a majority of the Company’s business; however, in recent years, revenues from that business declined. With the sale of the TDS business, the Company will solely operate in and focus on the Payment Processing business. The Payment Processing business consists of a set of Internet Protocol (IP) based payment processing gateway services that enable online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via a variety of interfaces. The TDS business consisted of Lightbridge’s customer qualification and acquisition, risk management and authentication services, delivered primarily on an outsourced or service bureau basis, together with the Company’s TeleServices offerings.

The Company’s IP-based Payment Processing solutions offer products and services to merchants in both the Card Not Present (CNP) (e-commerce and mail order/telephone order or MOTO) and Card Present (CP) (retail point-of-sale (POS) and mobile devices) segments of the U.S. credit card transaction processing market. In addition, the Payment Processing Services include an electronic check payment processing solution for merchants. The Payment Processing solutions are designed to provide secure transmission of transaction data over the Internet and manage submission of this payment information to the credit card and Automated Clearing House (ACH) processing networks. The Company provides its Payment Processing solutions primarily through a network of outside sales partners, Independent Sales Organizations (ISOs), and merchant bank partners.

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

Payment Processing and Exit from Telecom Decisioning Services

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

TDS

Our transaction service revenues related to the TDS business were derived primarily from the processing of applications for qualification of subscribers for telecommunications services and the activation of services for those subscribers. Our telecommunications transactions offerings included screening for subscriber fraud, evaluating carriers’ existing accounts, interfacing with carrier and third-party systems and providing contact center services. Pricing varied depending primarily on the volume and type of transactions, the number and type of other products and services selected for integration with the services and the term of the contract under which services are provided. The volume of transactions processed varied depending on seasonal and retail trends, the success of the carriers and others utilizing our services in attracting subscribers and the markets served by our clients. Transaction revenues have been recognized in the period in which the services are performed.

Our consulting revenues were related to our TDS business and were derived principally from providing solution development and deployment services and business advisory consulting in the areas of customer acquisition and retention, authentication, and risk management. The majority of consulting engagements have been performed on a time and materials basis and revenues from these engagements have been recognized based on the number of hours worked by our consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. When we performed work under a fixed fee arrangement, revenues were generally recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. In instances where the customer, at its discretion, had the right to reject the services prior to final acceptance, revenue was deferred until such acceptance occurs. Revenues from software maintenance and support contracts were recognized ratably over the term of the agreement.

2007 Developments

On February 21, 2007, we announced that we had entered into an asset purchase agreement and sold certain assets related to our TDS business to Vesta at the close of business on February 20, 2007 for $2.5 million in cash plus assumption of certain contractual liabilities. The TDS operations for 2006 and prior periods will be presented as discontinued when they are disposed of in 2007. We expect to record a gain on the disposal of our TDS business of approximately $1.0 million to $1.5 million, which will be presented as a gain on disposal of discontinued operations.

2006 Developments

On November 1, 2006, we announced that our board of directors authorized the discretionary repurchase of up to $15.0 million of shares of the Company’s common stock. The shares may be purchased from time to time depending on market conditions through December 31, 2008. As of March 8, 2007, we have not made any repurchases under this program.

On October 4, 2006, we announced our plan to exit the TDS business. With respect to our exit and subsequent sale of the TDS business, we recorded asset impairment charges of $2.4 million during 2006. We expect to incur pre-tax restructuring charges in the range of $1.9 million to $2.5 million in the first quarter of 2007. These charges are expected to consist of approximately $0.9 million to $1.1 million of severance charges with respect to terminated employees; approximately $0.3 million to $0.5 million of facilities exit charges, comprised of the net present value of the lease payment obligations for the remaining term of our TDS-related leases in Burlington and Lynn, Massachusetts, net of estimated sublease income; and approximately $0.7 million to $0.9 million of other charges related to the exit and subsequent sale of the TDS business. Substantially all of the remaining costs will require the outlay of cash, although the timing of lease payments relating to leased facilities will be unchanged by the restructuring action. We began to implement the restructuring efforts in October 2006 with notifications of intended action to certain affected personnel. The majority of these restructuring charges related to the exit and subsequent sale of the TDS business will be reported as a discontinued operation in the first quarter of 2007.

We expect to record restructuring charges in the range of $0.4 million to $0.6 million in the first quarter of 2007 related to termination benefits of corporate employees. We also expect to expect to record accelerated depreciation charges in the range of $0.4 million to $0.6 million in the first quarter of 2007 related to the relocation of the Company’s headquarters.

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

In May 2006, we entered into a settlement agreement with respect to certain litigation involving NetMoneyIN, Inc. Pursuant to the agreement, we agreed to pay NetMoneyIN, Inc. a lump sum payment of $1.75 million in exchange for a release and covenant not to sue. The cost of the settlement to us was $1.5 million net of $0.25 million received from another party named in the litigation. We recorded this cost in general and administrative expenses in the second quarter of 2006. We had incurred legal expenses of approximately $0.6 million and $1.1 million for the years ended December 31, 2006 and 2005, respectively, in connection with the defense of this lawsuit. We do not expect to incur any further litigation costs related to this lawsuit.

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

Operating Segments

Based upon the way financial information is provided to our chief operating decision maker, the Chief Executive Officer, for use in evaluating allocation of resources and assessing performance of the business, for the periods presented we have reported our operations in two distinct operating segments: Payment Processing Services, and Telecom Decisioning Services.

•	Payment Processing Services (Payment Processing) — This segment provides a transaction processing system under the Authorize.Net® brand that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online.

•	Telecom Decisioning Services (TDS) — This segment provided wireless subscriber qualification, risk assessment, fraud screening, consulting services and contact center services to telecommunications and other companies. As discussed above, we sold the TDS business on February 20, 2007.

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

As a result of the decision to exit, and subsequent sale of certain assets related to, the TDS business, we do not expect our historical financial results related to the TDS segment to be indicative of our future results.

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

Share-Based Compensation.  Effective January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R). Except as noted below, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, and used the Monte Carlo simulation model for the share-based performance options, which both require the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123(R), we now estimate forfeitures for options granted that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

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

Impairment of Long-Lived Assets.  We evaluate long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We determine fair value by appraisal or discounted cash flow analysis.

During the third quarter of 2006, we assessed the fair value of certain of our long-lived assets associated with our TDS segment, including computer equipment and other tangible assets. This assessment resulted in impairment charges of $2.4 million. As a result of our May 2006 announcement to close our Liverpool, Nova Scotia contact center, we incurred impairment charges of $1.1 million.

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

In evaluating our ability to recover our deferred tax assets, we considered all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Our decision to exit the TDS business on October 4, 2006 removed considerable uncertainty regarding our estimates of expected future results. Based upon our cumulative operating results and an assessment of our expected future results, we concluded that it was more likely than not that we would be able to realize a substantial portion of our U.S. net operating loss carryforward tax asset prior to their expiration and realize the benefit of other net deferred tax assets. As a result, we reduced our valuation allowance in 2006, resulting in recognition of a deferred tax asset of $20.3 million.

Restructuring Estimates.  Restructuring-related liabilities include estimates for, among other things, anticipated disposition of lease obligations. Key variables in determining such estimates include anticipated commencement of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on available information.

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

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenues.  Revenues and certain revenues comparisons for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)

Transaction services
Payment Processing (Authorize.Net)	$57,549	$45,328	$12,221	27.0%
TDS	35,427	57,493	(22,066)	(38.4)

Total Transaction services revenues	92,976	102,821	(9,845)	(9.6)%
Consulting and maintenance services
TDS	2,670	5,457	(2,787)	(51.1)%

Total	$95,646	$108,278	$(12,632)	(11.7)%

The decrease in transaction services revenues was primarily due to a $22.1 million decline in transactions services revenues from our TDS segment offset by a $12.2 million increase in Authorize.Net’s revenue. Authorize.Net’s revenues for 2006 increased 27.0% compared to 2005. The increased revenues were primarily the result of an increase in the number of merchant customers and the volume of transactions processed. The decline in TDS transaction services revenues was primarily a result of a $15.5 million reduction in transaction fees charged to Sprint/Nextel following the merger between Sprint Spectrum L.P. (Sprint) and Nextel Operations, Inc. (Nextel), a $3.1 million reduction in transaction fees charged to T-Mobile, as a result of their decision to consolidate its contact center business with other vendors, and an unfavorable change in the mix of services provided to our TDS clients.

In the near term, we expect transaction services revenue from our Payment Processing segment to continue to increase. However, as a result of the sale of our TDS business, we will not generate any transaction services revenue from our TDS segment after February 2007.

The decrease in consulting and maintenance services revenues of $2.8 million was principally due to lower revenues from AT&T Wireless and Sprint/Nextel. We will not generate consulting and maintenance services revenues associated with our TDS segment as a result of the sale of certain TDS assets after February 2007.

Cost of Revenues and Gross Profit.  Cost of revenues consists primarily of personnel costs, software and services, costs of maintaining systems and networks used in processing qualification and activation transactions (including depreciation and amortization of systems and networks) and amortization of capitalized software and acquired technology. Cost of revenues for Authorize.Net, included in transaction services cost of revenues, consists of expenses associated with the delivery, maintenance and support of Authorize.Net’s products and services, including personnel costs, communication costs, such as high-bandwidth Internet access, server equipment depreciation, transactional processing fees, as well as customer care costs. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed, changes in pricing to clients, and changes in the amount of monthly gateway fees and gateway setup fees to clients.

Cost of revenues, gross profit and certain comparisons for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)

Cost of revenues:
Transaction services	$37,396	$47,263	$(9,867)	(20.9)%
Consulting and maintenance services	1,399	2,540	(1,141)	(44.9)

Total cost of revenues	$38,795	$49,803	$(11,008)	(22.1)%
Gross profit:
Transaction services $	$55,580	$55,558	$22	0.0%
Transaction services %	59.8%	54.0%
Consulting and maintenance services $	$1,271	$2,917	$(1,646)	(56.4)%
Consulting and maintenance services %	47.6%	53.5%

Total gross profit $	$56,851	$58,475	$(1,624)	(2.8)%

Total gross profit %	59.4%	54.0%

Transaction services cost of revenues decreased by $9.9 million in 2006 from the prior year. Transaction services cost of revenues from our TDS segment were approximately $24.9 million for 2006, which represents a decrease of approximately $12.4 million compared to 2005. Transactions services cost of revenues from our Payment Processing segment were approximately $12.5 million for 2006, which represents an increase of approximately $2.6 million compared to the prior year. In our TDS business, we realized reductions in third party data and services costs as a result of processing fewer transactions. We also realized personnel-related savings resulting from our restructuring activities. The increase in our Payment Processing transaction services cost of revenues was primarily due to the increase in the number of transactions processed and increased customer support personnel costs to support the new merchants added during the year.

Authorize.Net’s transaction services gross profit amount was approximately $45.2 million in 2006 versus approximately $35.4 million in the preceding year as a result of higher revenues. This increase was partially offset by a decrease in the transaction services gross profit related to our TDS segment where the revenue reduction exceeded the cost of sales expense reduction. Transaction services gross profit from our TDS segment were approximately $10.5 million for 2006 which represents a decrease of approximately $9.6 million compared to 2005.

Authorize.Net generated a higher gross profit percentage than our TDS segment, resulting in increased transaction services gross profit percentage in 2006 in comparison with 2005. Transactions services gross profit percentage from our Payment Processing segment was approximately 78% for 2006 and 2005. Transactions services gross profit percentage from our TDS segment decreased to 28% in 2006 from 32% in 2005.

Consulting and maintenance services cost of revenues decreased by $1.1 million in 2006. This decrease was attributable to a reduction in personnel-related expenses as a result of our restructuring activities. Consulting and maintenance services gross profit and gross profit percentage decreased in 2006 due to the lower revenues from AT&T Wireless, Inc. and Sprint Nextel following the merger between Sprint Spectrum L.P. (Sprint) and Nextel Operations, Inc. (Nextel), partially offset by the reduction in personnel-related expenses. All of our consulting and maintenance services are part of our TDS segment. We do not expect future consulting and maintenance services revenues associated with our TDS segment as a result of the sale of the TDS segment.

In the near term, we expect gross profit will decrease and gross profit percentage to increase due to the exit from and subsequent sale of the TDS business and higher gross profit percentage from the Payment Processing business.

Operating Expenses.  Operating expenses and certain operating expense comparisons for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2006	2005	Difference	Difference
	(Dollars in thousands)

Engineering and development	$11,259	$14,375	$(3,116)	(21.7)%
Sales and marketing	19,571	18,072	1,499	8.3
General and administrative	17,550	15,974	1,576	9.9
Restructuring	7,283	1,259	6,024	478.5

Total	$55,663	$49,680	$5,983	12.0%

Engineering and Development.  Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. The $3.1 million decrease in engineering and development expenses for 2006 as compared with 2005 was primarily due to cost savings associated with our restructuring activities. The cost savings were partially offset by a $0.4 million share-based compensation expense due to the adoption of SFAS No. 123(R).

We expect engineering and development expenses to decrease in 2007 as a result of our exit from and subsequent sale of the TDS business offset by a planned increase in the level of funded development associated with our Authorize.Net services and products.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of direct sales and marketing personnel, as well as costs associated with advertising, trade shows and conferences. For Authorize.Net, sales and marketing expenses also include commissions paid to outside sales agents. The increase of $1.5 million in sales and marketing expenses in 2006 as compared with 2005, in absolute dollars and as a percentage of revenue, was due to the increase in expenses for Authorize.Net. Authorize.Net represented $18.4 million of sales and marketing expenses in 2006 as compared to $16.3 million in 2005. This increase was partially offset by reductions in sales and marketing costs for the TDS segment.

We expect that sales and marketing expenses in 2007 will continue to increase with growth in Authorize.Net’s revenues as a result of greater sales agent commissions associated with these revenues.

General and Administrative.  General and administrative expenses consist principally of salaries of executive, finance, human resources, legal and administrative personnel and fees for certain outside professional services. The increase of $1.6 million in general and administrative expenses, as compared to in 2005, in absolute dollars and as a percentage of revenues, was due to $3.2 million in share-based compensation expense due to the adoption of SFAS No. 123(R) partially offset by cost savings associated with our restructuring activities.

We expect general & administrative expenses to decrease in 2007. However, general and administrative expenses will increase in the first half of 2007 as a result of our exit and sale of the TDS business and our plans to relocate our corporate headquarters to Marlborough, Massachusetts. During the second half of 2007, we expect our general and administrative expenses to decline as a result of such events.

Restructuring.  A discussion of restructuring charges recorded during 2006 and 2005 is contained in the separate “Restructurings” section below.

Interest Income.  Interest income consists of earnings on our cash and short-term investment balances. Interest income increased to $4.9 million in 2006 from $1.9 million in 2005. This increase in interest income was primarily due to our higher cash and short-term investments balance and an increase in the prevailing interest rates.

(Benefit) Provision for Income Taxes.  Benefit for income taxes increased to $18.2 million for the year ended December 31, 2006 as compared to a provision for income taxes of $2.0 million during the year ended December 31, 2005. In 2006 our effective tax rate was (300) percent. During 2006, due to with the release of our deferred tax asset valuation allowance, we recorded an income tax benefit of $20.3 million. Also during 2006 we recorded a discrete item of $0.2 million related to the settlement of a tax audit and related interest for prior periods, a current provision of $0.2 million related to federal, state and foreign taxes and a deferred federal and state provision of $1.7 million attributable to amortization of intangibles with indefinite lives. In 2005 our effective tax rate was 19 percent consisting of a current state and foreign taxes expense of $0.2 million and a deferred federal and state provision of $1.8 million attributable to amortization of intangibles with indefinite lives. During 2005 we maintained a full valuation allowance recorded against our deferred tax assets.

In evaluating our ability to recover our deferred tax assets, we considered all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Our decision to exit the TDS business on October 4, 2006 removed considerable uncertainty regarding our estimates of expected future results. Based upon our cumulative operating results and an assessment of our expected future results, we concluded that it was more likely than not that we would be able to realize all of our U.S. net operating loss carryforward tax asset prior to their expiration and realize the benefit of other net deferred tax assets. As a result, the Company reduced its valuation allowance in 2006, resulting in recognition of a deferred tax asset of $20.3 million.

As of December 31, 2006 we had a remaining valuation allowance of $9.1 million, which primarily relates to certain state NOLs and tax credits that we expect to expire or go unused within the respective carryforward period. If circumstances change such that the realization of these deferred tax assets is concluded to be more likely than not, the Company will record future income tax benefits at the time that such determination is made.

Because of the availability of the U.S. NOLs discussed above, a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid with respect to income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOLs are utilized.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenues.  Revenues and certain revenue comparisons for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)

Transaction services
Payment Processing (Authorize.NET)	$45,328	$26,836	$18,492	68.9%
TDS	57,493	76,812	(19,319)	(25.2)

Total Transaction services revenues	102,821	103,648	(827)	(0.8)

Consulting and maintenance services
TDS	5,457	9,851	(4,394)	(44.6)

Software licensing and hardware	—	1,634	(1,634)	(100)%

Total	$108,278	$115,133	$(6,855)	(6.0)%

The decrease in transaction services revenues was due to the decline of $19.3 million in transaction services revenue from our TDS segment partially offset by an increase in revenue of $18.5 million from Authorize.Net. The decline in TDS transaction services revenues was primarily a result of a $15.2 million reduction in transaction fees charged to AT&T Wireless, a decrease in transaction fees charged to Sprint and Nextel as a result of their merger, and an unfavorable change in the mix of services provided to them.

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

The decrease in consulting and maintenance services revenues of $4.4 million was principally due to lower revenues from AT&T Wireless and a decline in consulting and maintenance revenues related to our decision to no longer market, sell or develop our RMS product.

The decline in software licensing and hardware revenues of $1.6 million in 2005 was similarly due to our decision to no longer market, sell or develop our RMS product.

Cost of Revenues and Gross Profit.  Cost of revenues and certain cost of revenues comparisons for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)

Cost of revenues:
Transaction services	$47,263	$54,127	$(6,864)	(12.7)%
Consulting and maintenance services	2,540	4,393	(1,853)	(42.2)
Software licensing and hardware	—	13	(13)	(100)

Total cost of revenues	$49,803	$58,533	$(8,730)	(14.9)%

Gross profit:
Transaction services $	$55,558	$49,521	$6,037	12.2%
Transaction services %	54.0%	47.8%
Consulting and maintenance services $	$2,917	$5,458	$(2,541)	(46.6)%
Consulting and maintenance services %	53.5%	55.4%
Software licensing and hardware $	$ N/A	$1,621	$(1,621)	(100)%
Software licensing and hardware %	N/A	99.2%

Total gross profit $	$58,475	$56,600	$1,875	3.3%

Total gross profit %	54.0%	49.2%

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

There were no software licensing and hardware revenues in 2005 due to our decision to no longer market, sell or develop our RMS product.

Operating Expenses.  Operating expenses and certain operating expense comparisons for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended	Year Ended
	December 31,	December 31,	$	%
	2005	2004	Difference	Difference
	(Dollars in thousands)

Engineering and development	$14,375	$18,002	$(3,627)	(20.1)%
Sales and marketing	18,072	17,705	367	2.1
General and administrative	15,974	15,758	216	1.4
Restructuring	1,259	4,069	(2,810)	(69.1)
Purchased in-process research and development	—	679	(679)	(100)

Total	$49,680	$56,213	$(6,533)	(11.6)%

Engineering and Development.  The $3.6 million decrease in engineering and development expenses for 2005 as compared with 2004 was primarily due to cost savings associated with the 2004 restructuring activities and our decision to cease new development and enhancement of our RMS software product. This decrease was partially offset by a full year of Authorize.Net engineering and development expenses in 2005 which we acquired on March 31, 2004. Authorize.Net represented $4.7 million of engineering and development expenses in 2005 compared to $3.2 million in 2004.

Sales and Marketing.  The increase of $0.4 million in sales and marketing expenses in 2005 as compared to in 2004, was due to a full year of Authorize.Net sales and marketing expenses partially offset by restructuring activities and reduced sales and marketing program spending. Authorize.Net represented $16.3 million of sales and marketing expenses in 2005 compared to $10.2 million in 2004.

General and Administrative.  The increase in general and administrative costs in 2005 was primarily due to a full year of Authorize.Net general and administrative expenses partially offset by cost savings associated with the 2004 restructurings. Authorize.Net represented approximately $3.0 million of general and administrative expenses in 2005 compared to $2.6 million in 2004.

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

Management used a variety of methods for evaluating the fair values of the projects, including independent appraisals. The value of the projects was determined using the income method. The discounted cash flow method was utilized to estimate the present value of the expected income that could be generated through revenues from the projects over their estimated useful lives through 2009. The percentage of completion for the projects was determined based on the amount of research and development expenses incurred through the date of acquisition as a percentage of estimated total research and development expenses to bring the projects to technological feasibility. At the acquisition date, we estimated that the CPS and the FT projects were approximately 15% and 80% complete, respectively, with fair values of approximately $638,000 and $41,000, respectively. The discount rate used for the fair value calculation was 30% for the CPS project and 22% for the FT project. At the date of acquisition, development of the technology involved risks to us including the remaining development effort required to achieve technological feasibility and uncertainty with respect to the market for the technology.

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

Provision for Income Taxes.  We recorded a provision for income taxes of approximately $2.0 million in 2005, which reflected a current provision for state and foreign taxes of $0.2 million, a deferred federal and state provision of $1.8 million attributable to amortization of intangibles with indefinite lives and includes a full valuation allowance after utilizing net operating loss carry-forwards to offset projected current taxable income. In 2004, we recorded a provision for income taxes of approximately $8.7 million, which related to a full valuation allowance being recorded against our deferred tax assets.

Discontinued Operations

INS Segment — On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, which includes our PrePay IN product and related services, to VeriSign. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by us as a liability to VeriSign, until certain representations and as warranties expire and will be recorded as a gain, net of indemnity claims at that time. As of December 31, 2006 based on notification we received from VeriSign, Inc., asserting that we are obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign, the liability is still appropriate. We cannot predict the outcome of this matter at this time and we are presently not a party to the litigation. Please refer to Part I Item 3, “Legal Proceedings” for a discussion on this matter.

In addition, a liability of $0.45 million has been established in accordance with FIN 45 based on the estimated cost if we were to purchase an insurance policy to cover up to $5.0 million of indemnification obligations for certain potential breaches of our intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007. We periodically verifiy that the $0.45 million liability is appropriate.

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

We recorded net income from discontinued operations of $0.5 million and $10.3 million for the years ended December 31, 2006 and December 31, 2005, respectively. We recorded a net loss from discontinued operations of $8.1 million for the year ended December 31, 2004. The net income from discontinued operations in 2006 represents a refund received for past telecommunications costs previously paid which related to the Instant Conferencing segment. The net income from discontinued operations in 2005 includes the gain on the sale of INS of $12.7 million and a $1.4 million settlement of a lawsuit between Lucent Technologies, Inc. and us. The net loss from discontinued operations in 2004 includes the gain on the sale of our Fraud Centurion products of $2.7 million and a $2.3 million impairment charge related to the impairment of goodwill and other intangibles as a result of the Altawave acquisition in 2002.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents, short-term investments of $116.2 million, which included $8.8 million of cash due to merchants related to our payment processing business. Our cash and cash equivalents increased to $116.2 million at December 31, 2006 from $83.1 million at December 31, 2005 as a result of the cash flows generated from operating activities in 2006. We believe that our current cash and short-term investment balances will be more than sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, additional acquisitions or investments, divestitures, restructuring or obligations associated with the closure of facilities or exit from product or service lines, and the sustained profitability of the our operations. We may also require additional cash in the future to finance growth initiatives including acquisitions.

For the year ended December 31, 2006, we generated cash from operating activities of continuing operations of $26.9 million, and cash from financing activities of $4.6 million, and $1.1 million of cash from investing activities.

Our capital expenditures totaled $2.2 million for the year ended December 31, 2006. The capital expenditures during this period were principally associated with our service delivery infrastructure and computer equipment for software development activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2011.

As a result of our plans to exit, and the subsequent sale of certain assets related to, the TDS business, we expect to incur future cash outlays of approximately $1.9 to $2.5 million in the first quarter of 2007 for severance, facilities exit and other charges related to the exit and subsequent sale.

Our primary contractual obligations and commercial commitments are under our operating leases. Our future minimum payments due under operating leases, including facilities affected by restructurings, as of December 31, 2006, are as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Operating leases	$12,963	$3,895	$7,382	$1,686	—

In March of 2007, we entered into a lease agreement for a 10,000 square foot facility in Marlborough, Massachusetts which will serve as our new corporate headquarters. Our future minimum payments due under this lease are $0.1 million, $0.5 million and $0.3 million, for the periods of less than one year, one to three years and three to five years, respectively.

We typically agree to indemnify our customers and distributors for any damages or expenses or settlement amounts resulting from claimed infringement of intellectual property rights of third parties, our landlords for any expenses or liabilities resulting from our use of the leased premises, occurring on the leased premises or resulting from the breach of our obligations under the leases related to the leased premises, and purchasers of assets or businesses we have sold for any expenses or liabilities resulting from our breaches of any representations, warranties or covenants contained in the purchase and sale agreements associated with such sales including, without limitation, that the assets sold do not infringe on the intellectual property rights of third parties. While we maintain insurance that may provide limited coverage for certain warranty and indemnity claims, such insurance may cease to be available to us on commercially reasonable terms or at all. Please refer to Part I. Item 3. Legal Proceedings for a discussion of certain indemnity claims asserted by Verisign.

At December 31, 2006, we were holding funds in the amount of $8.8 million due to merchants comprised of $7.3 million held for Authorize.Net’s eCheck.Net ® product, and $1.5 million held for Authorize.Net’s Integrated Payment Solution (IPS) product. The funds are included in both cash and cash equivalents and the funds due to merchants’ liability on our consolidated balance sheet. Authorize.Net holds merchant funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The $1.5 million held for IPS includes funds from processing both credit card and Automated Clearing House (ACH) transactions. IPS credit card funds are held for approximately two business days; IPS ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

In addition, we have $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of eCheck.Net transactions returned or charged back exceeds the balance on deposit with the financial institution. This amount is classified as restricted cash in the Company’s balance sheet. To date, the deposit has not been applied to offset any deficit balance, and we believe that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as we utilize the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

At December 31, 2006, we had a letter of credit in the amount of $0.8 million which was reduced from $1.6 million in December 2006 per the terms of our operating lease for our Burlington, MA headquarters. As a result of our plans to relocate corporate headquarters, this amount was increased to $1.1 million in March 2007.

Restructuring and Related Asset Impairments

The following table summarizes the activity in the restructuring accrual for the years ended December 31, 2004, 2005, and 2006 (amounts in thousands):

	Employee Severance
	and Termination	Facility Closing	Asset
	Benefits	and Related Costs	Impairment	Total

Accrued restructuring balance at January 1, 2004	$—	$985	$—	$985

Restructuring accrual — January 2004	488			488
Restructuring accrual — September 2004	2,090			2,090
Restructuring accrual — December 2004	1,410	178		1,588
Cash payments	(1,784)	(841)		(2,625)
Restructuring adjustments		(36)		(36)

Accrued restructuring balance at December 31, 2004	$2,204	$286	$—	$2,490

Restructuring accrual — January 2005	70	302		372
Restructuring accrual — September 2005		1,037	654	1,691
Impairment of assets			(654)	(654)
Cash payments	(2,082)	(650)		(2,732)
Restructuring adjustments	(175)	(3)		(178)

Accrued restructuring balance at December 31, 2005	$17	$972	$—	$989

Restructuring accrual — January 2006	1,396			1,396
Restructuring accrual — May 2006	61		862	923
Restructuring accrual — August 2006	296	301	211	808
Restructuring accrual — September 2006			2,402	2,402
Restructuring accrual — October 2006	1,705	71		1,776
Impairment of assets			(3,475)	(3,475)
Cash payments	(2,454)	(657)		(3,111)
Restructuring adjustments		59		59

Accrued restructuring balance at December 31, 2006	$1,021	$746	$—	$1,767

We have incurred significant restructuring charges related to or the result of the decline in our TDS business which we sold on February 20, 2007. In October 2006, we announced plans to exit from the TDS business. As a result of our decision, we determined that there were impairment indicators that existed as of September 30, 2006 which required us to assess the recoverability of the TDS long-lived assets as of September 30, 2006. We reviewed the carrying value of our long-lived assets and determined that the expected future cash flows from the TDS business would not be sufficient to recover the recorded carrying value of such long-lived assets. We analyzed various scenarios related to our exit from the TDS business and weighed the probability of each scenario. We considered various valuation methods in determining the fair value of the assets including appraisal values. Accordingly, we recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and other tangible assets to their estimated fair value of $1.1 million which resulted in an impairment charge of $2.4 million in the third quarter of 2006 which represented the excess of the carrying amount over the fair value of the TDS long-lived assets. During the fourth quarter of 2006, we incurred restructuring charges of $1.8 million primarily related to employee severance and termination benefits for 87 employees who were terminated in the fourth quarter and 48 employees who received notification that they would be terminated by the second quarter of 2007. During the third and fourth quarter of 2006, we incurred restructuring and asset impairment charges of $4.2 million related to our exit of the TDS business. We expect total restructuring charges related to the exit of the TDS business to be approximately $6.5 million to $7.3 million.

During 2006, we made restructuring adjustments of $0.1 million. These adjustments were primarily related to an adjustment of a sublease assumption associated with our Broomfield, Colorado facility.

In May 2006, we announced the planned closing of the Liverpool, Nova Scotia contact center. Related to this closing, we recorded restructuring and related asset impairment charges of $0.9 million and $0.8 million during the second and third quarters of 2006, respectively.

In January 2006, we announced a workforce reduction focused primarily within the TDS business, as well as reductions in general and administrative expenses. The restructuring consisted of a total workforce reduction of about 28 positions, and we recorded a restructuring charge of $1.4 million in the first quarter of 2006, primarily related to employee severance and termination benefits.

In September 2005, we decided to consolidate our administrative facilities and vacated the third floor of our corporate headquarters at 30 Corporate Drive, Burlington Massachusetts. We recorded a restructuring and related asset impairment charge of $1.7 million in 2005 related to this action. This charge included $1.0 million of lease obligations and facility exit costs, and $0.7 million for the impairment of leasehold improvements and equipment. The lease obligation represents the fair value of future lease commitment costs, net of projected sublease rental income. The estimated future cash flows used in the fair value calculation are based on certain estimates and assumptions by us, including the projected sublease rental income, the amount of time the space will be unoccupied prior to sublease and the lengths of any sublease. The estimated future cash flows used were discounted using a credit adjusted risk-free interest rate and has a maturity date that approximates the expected timing of future cash flows. These amounts will be paid out over the remaining term of the lease.

In January 2005, we announced the closing our Broomfield, Colorado contact center in order to take advantage of our other existing contact center infrastructure and operate more efficiently. This action resulted in the termination of approximately 40 employees associated with product service and delivery at this location. We recorded a restructuring charge of approximately $0.4 million relating to facility closing costs and employee severance and termination benefits during the three months ended March 31, 2005. We anticipate that the severance costs related to this action will be paid by the end of the first quarter of 2006, and we anticipate that all other costs relating to this action, consisting principally of lease obligations on unused space, net of estimated sublease income, will be paid by the end of 2008.

In December 2004, we announced a restructuring of our business in order to lower overall expenses to better align them with future revenue expectations. This action followed our announcement of an anticipated revenue reduction as a result of the acquisition of AT&T Wireless Services, Inc. (AT&T Wireless) by Cingular Wireless LLC (Cingular). This action resulted in the termination of 38 employees, in our corporate offices in Burlington, Massachusetts as follows: 16 in product and service delivery, 11 in engineering and development, 10 in sales and marketing and 1 in general and administrative. We recorded a restructuring charge of approximately $1.4 million relating to employee severance and termination benefits during the three months ended December 31, 2004. Additionally, subsequent to our acquisition of Authorize.Net we relocated our offices in Bellevue, Washington and the remaining rent paid of $0.2 million on the vacated space was included in restructuring charges during the three months ended December 31, 2004. The costs related to these actions were paid by the end of 2005.

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

In January 2004, we announced a reorganization of our internal business operations. This action, a continuation of our emphasis on expense management, resulted in the termination of 10 individuals in our corporate office in Burlington, Massachusetts. We recorded a restructuring charge of approximately $0.5 million relating to employee severance and termination benefits during the three months ended March 31, 2004. All costs related to this action were paid by the end of the first quarter of 2005.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements other than operating lease obligations during the year ended December 31, 2006. During 2006, we were a party to a material transaction involving a related person or entity (other than employment, separation and other compensation agreements with certain entities).

Inflation

Although certain of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“ FIN 48”), which will become effective for Lightbridge, Inc. on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company is evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of SFAS 157 beginning with our first quarter ending March 31, 2007. We are assessing the impact of adopting SFAS 157 but do not expect that it will have a material effect on our consolidated financial position, results of operations or cash flows.

We adopted, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Years Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that companies utilize a dual-approach to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. The adoption of SAB 108 had no effect on our consolidated financial statements for the year ended December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits Companies to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. We have not decided if we will early adopt SFAS 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The market risk exposure inherent in our financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. We are exposed to such interest rate risk primarily in our significant investment in cash and cash equivalents. Cash and cash equivalents include short-term, highly liquid instruments which consist primarily of money market accounts, purchased with remaining maturities of three months or less. Our short term investments also include debt securities maturing in one year or less that are classified as available for sale, which are carried at fair value. We do not execute transactions in or hold derivative financial instruments for trading or hedging purposes.

Market risk for cash and cash equivalents is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have a material impact on the fair value due to their short maturity.

We are not subject to any material market risk associated with foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Company included elsewhere in the report are listed in the index included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006. This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In completing our assessment, no material weaknesses in the Company’s internal controls over financial reporting as of December 31, 2006 were identified. In addition, based on such assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included following Item 9A below.

(c)	Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lightbridge, Inc.
Burlington, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that Lightbridge, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2007

Item 9B.  Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item will be contained in the Company’s Proxy Statement for the 2007 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated by reference herein.

Item 11.	Executive Compensation

Information required by this item will be contained in the Company’s Proxy Statement for the 2007 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Company’s Proxy Statement for the 2007 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

Information required by this item will be contained in the Company’s Proxy Statement for the 2007 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

Information required by this item will be contained in the Company’s Proxy Statement for the 2007 annual meeting of stockholders or special meeting in lieu thereof to be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules

All schedules have been omitted because the required information either is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits

			Filed with	Incorporated by Reference
			this			Exhibit
Exhibit No.		Description	Form 10-K	Form	Filing Date	No.

2.1		Stock Sale Agreement dated February 29, 2004 with InfoSpace, Inc., Go2Net, Inc., Authorize.Net Corporation		8-K	March 9, 2004	2.1
2.2		Asset Purchase Agreement dated April 25, 2005 with VeriSign, Inc.		8-K	June 20, 2005	10.1
3.1		Amended and Restated Certificate of Incorporation		S-1	August 27, 1996	3.2
3.2		Amended and Restated By-Laws		S-1	June 21, 1996	3.4
3.3		Amendment to Amended and Restated By-Laws, adopted October 29, 1998		10-Q	November 13, 1998	3.1
4.1		Specimen Common Stock Certificate		S-1	August 27, 1996	4.1
4.2		Rights Agreement dated November 14, 1997 with American Stock Transfer and Trust Company as Rights Agent		8-A	November 21, 1997	1
4.3		Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock		8-A	November 21, 1997	A
4.4		Form of Rights Certificate		8-A	November 21, 1997	B
4.5		Amendment No. 1 to Rights Agreement dated November 14, 1997 with American Stock Transfer and Trust Company as Rights Agent		8-K	January 30, 2007	4.1
10	.1*	1990 Incentive and Nonqualified Stock Option Plan		S-1	August 9, 1996	10.6
10	.2*	1996 Incentive and Non-Qualified Stock Option Plan		S-1	August 9, 1996	10.7
10	.3*	Amendment to 1996 Incentive and Non-Qualified Stock Option Plan		S-8	August 11, 2000	4.8
10	.4*	Amendment to 1996 Incentive and Non-Qualified Stock Option Plan		10-Q	May 15, 2001	10.1
10	.5*	1996 Employee Stock Purchase Plan		S-1	August 9, 1996	10.8
10	.6*	Amendments to 1996 Stock Purchase Plan, as amended		10-Q	August 14, 2001	10.1
10	.7*	Amendment to 1996 Stock Purchase Plan, as amended		10-Q	November 14, 2002	10.1
10	.8*	Amendment to 1996 Stock Purchase Plan, as amended		10-Q	August 9, 2004	10.2
10	.9*	1998 Non-Statutory Stock Option Plan		10-Q	August 14, 2000	10.5
10	.10*	Amendment to 1998 Non-Statutory Stock Option Plan, as amended, effective November 16, 2000		10-K	April 2, 2001	10.22
10	.11*	2004 Stock Incentive Plan		Def.14A	April 29, 2004	—
10	.12*	Terms and Conditions of Stock Options Granted under the 2004 Stock Incentive Plan		10-Q	November 9, 2004	10.4
10	.13*	Form of Notice of Grant of Stock Options Granted under the 2004 Stock Incentive Plan		10-Q	November 9, 2004	10.5

			Filed with	Incorporated by Reference
			this			Exhibit
Exhibit No.		Description	Form 10-K	Form	Filing Date	No.

10	.14*	Form of Notice of Stock Option Grants to Directors		8-K	February 22, 2005	10.2
10	.15*	Corporate Executive Incentive Plan for People Managers and Senior Individual Contributors Grade 9 and above dated January 1, 2006		8-K	February 21, 2006	99.1
10	.16*	Business Unit Incentive Plan for People Managers and Senior Individual Contributors Grade 9 and above dated January 1, 2006		8-K	February 21, 2006	99.2
10	.17*	Form of Executive Retention Agreement dated May 23, 2005 with each of Timothy C. O’Brien, Eugene J. DiDonato and Roy Banks		8-K	May 25, 2005	10.1
10	.18*	Employment Agreement dated August 2, 2004 with Robert E. Donahue		10-Q	November 9, 2004	10.2
10	.19*	Employment Agreement dated January 7, 2005 with Robert E. Donahue		8-K	January 13, 2005	10.1
10	.20*	Amendment to Employment Agreement dated January 12, 2007 with Robert E. Donahue	X
10	.21*	Employee’s Restricted Stock Agreement dated May 9, 2006		8-K	May 11, 2006	10.1
10	.22*	Oldham Offer Letter		8-K	September 6, 2006	10.1
10	.23*	Departure of Don Oldham		8-K	November 28, 2006	9.01
10.24		Settlement Agreement dated May 19, 2005 with Lucent Technologies, Inc.		8-K	May 25, 2005	10.2
10.25		Office Building Lease dated March 12, 1998 with 8900 Grantline Road Investors		10-Q	May 1, 1998	10.1
10.26		Office Lease dated August 15, 2000 with Arthur Pappathanasi, trustee of 330 Scangus Nominee Trust		10-Q	November 8, 2000	10.1

			Filed with	Incorporated by Reference
			this			Exhibit
Exhibit No.		Description	Form 10-K	Form	Filing Date	No.

10.27		Second Amendment of Office Lease dated September 7, 2005 with Arthur Pappathanasi, trustee of 330 Scangus Nominee Trust		8-K	September 12, 2005	10.1
10.28		Office Building Lease dated December 23, 2003 with Corporate Drive Corporation, as trustee of Corporate Drive Nominee Realty Trust		10-K	March 15, 2004	10.32
10.29		Lease dated February 10, 2004 with Region of Queens Municipality, LTBG TeleServices ULC		10-Q	May 10, 2004	10.3
10.30		Office Lease dated August 10, 2004 with EOP Operating Limited Partnership		10-Q	November 9, 2004	10.3
10.31		First Amendment to Office Lease dated May 3, 2005 with EOP Operating Limited Partnership		10-Q	November 4, 2005	99.1
10.32		Utah Commercial Lease dated October 27, 2005 between Authorize.Net Corp. and Scarborough Building LLC		8-K	November 1, 2005	10.1
10.33		Sublease Agreement with Oracle USA, Inc. dated November 7, 2005		8-K	November 15, 2005	10.1
10.34		Early Lease Termination Agreement with Region of Queens Municipality for Liverpool, Nova Scotia Premises		8-K	August 17, 2006	10.1
10.35		Confidential Settlement Agreement dated May 22, 2006 by and among NetMoneyIN, Inc. and Infospace, Inc., E-Commerce Exchange LLC, Lightbridge, Inc. and Authorize.Net corp		8-K	May 25, 2006	10.1
10.36		Asset Purchase Agreement dated February 20, 2007 between Vesta Corporation and Lightbridge, Inc.	X
10	.37*	2007 Incentive Plan dated January 1, 2007	X
23.1		Consent of Independent Registered Public Accounting Firm	X
24.1		Power of Attorney (on signature page)	X
31.1		Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1		Sublease Agreement dated as of February 8, 2007 by and between Lightbridge, Inc. and By Appointment Only, Inc., as amended		8-K	February 14, 2007	99.1

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15 day of March 2007.

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

Name	Title	Date

/s/ Timothy C. O’Brien Timothy C. O’Brien	Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Robert E. Donahue Robert E. Donahue	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ Rachelle B. Chong Rachelle B. Chong	Director	March 15, 2007

/s/ Gary Haroian Gary Haroian	Director	March 15, 2007

/s/ Kevin C. Melia Kevin C. Melia	Director	March 15, 2007

/s/ Andrew G. Mills Andrew G. Mills	Director	March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lightbridge, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Lightbridge, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lightbridge, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for share-based payments upon the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2007

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Amounts in thousands except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$116,172	$83,120
Short-term investments	—	1,688
Accounts receivable, net	5,010	11,911
Deferred tax assets	4,690	—
Other current assets	1,871	3,432

Total current assets	127,743	100,151
Property and equipment, net	4,907	10,804
Other assets, net	459	438
Restricted cash	500	2,100
Goodwill	57,628	57,628
Intangible assets, net	15,582	18,414
Deferred tax assets	15,655	—

Total assets	$222,474	$189,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,879	$3,448
Accrued compensation and benefits	3,690	5,724
Other accrued liabilities	4,689	5,203
Deferred rent	606	656
Deferred revenues	2,395	2,863
Funds due to merchants	8,751	7,112
Accrued restructuring	1,767	989

Total current liabilities	23,777	25,995
Deferred rent, less current portion	1,957	2,548
Deferred tax liabilities	4,754	3,074
Deferred revenues, less current portion	971	265
Other long-term liabilities	700	700

Total liabilities	32,159	32,582

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 30,888,910 and 30,259,882 shares issued and 27,448,926 and 26,820,839 shares outstanding at December 31, 2006 and 2005, respectively	309	303
Additional paid-in capital	178,196	169,648
Accumulated other comprehensive income	171	110
Retained earnings	32,437	7,679
Treasury stock, at cost	(20,798)	(20,787)

Total stockholders’ equity	190,315	156,953

Total liabilities and stockholders’ equity	$222,474	$189,535

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2006	2005	2004
	(Amounts in thousands
	except per share amounts)

Revenues:
Transaction services	$92,976	$102,821	$103,648
Consulting and maintenance services	2,670	5,457	9,851
Software licensing and hardware	—	—	1,634

Total revenues	95,646	108,278	115,133
Cost of revenues:
Transaction services	37,396	47,263	54,127
Consulting and maintenance services	1,399	2,540	4,393
Software licensing and hardware	—	—	13

Total cost of revenues	38,795	49,803	58,533
Gross profit:
Transaction services	55,580	55,558	49,521
Consulting and maintenance services	1,271	2,917	5,458
Software licensing and hardware	—	—	1,621

Total gross profit	56,851	58,475	56,600
Operating expenses:
Engineering and development	11,259	14,375	18,002
Sales and marketing	19,571	18,072	17,705
General and administrative	17,550	15,974	15,758
Purchased in-process research and development	—	—	679
Restructuring charges and related asset impairments	7,283	1,259	4,069

Total operating expenses	55,663	49,680	56,213

Income from operations	1,188	8,795	387
Interest income, net	4,883	1,937	935

Income from continuing operations before (benefit) provision for income taxes	6,071	10,732	1,322
(Benefit) provision for income taxes	(18,219)	1,976	8,677

Income (loss) from continuing operations	24,290	8,756	(7,355)

Discontinued operations, net of income taxes:
Gain on sale of Fraud Centurion assets	—	—	2,673
Gain on sale of INS business	—	12,689	—
Income (loss) from operations	468	(2,433)	(10,723)

Total discontinued operations, net of income taxes	468	10,256	(8,050)

Net income (loss)	$24,758	$19,012	$(15,405)

Net income (loss) per common shares (basic):
From continuing operations	$0.89	$0.33	$(0.28)
From discontinued operations	0.02	0.38	(0.30)

Net income (loss) per common share (basic)	$0.91	$0.71	$(0.58)

Net income (loss) per common share (diluted):
From continuing operations	$0.86	$0.32	$(0.28)
From discontinued operations	0.02	0.38	(0.30)

Net income (loss) per common share (diluted):	$0.88	$0.70	$(0.58)

Basic weighted average shares	27,248	26,670	26,643

Diluted weighted average shares	28,245	27,282	26,643

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated	Retained
			Additional		Other	Earnings			Total
	Common Stock		Paid-in		Comprehensive	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Warrants	Income/(Loss)	Deficit)	Shares	Amount	Equity
	(Amounts in thousands)

Balance, January 1, 2004	29,648	$298	$166,882	$206	—	$4,072	2,804	$(16,955)	$154,503

Net loss	—	—	—	—	—	(15,405)	—	—	(15,405)
Foreign currency loss	—	—	—	—	(184)	—	—	—	(184)

Total comprehensive loss									(15,589)
Issuance of common stock under employee stock purchase plan	84	—	395	—	—	—	—	—	395
Exercise of common stock options	220	2	148	—	—	—	—	—	150
Repurchase of common stock	—	—	—	—	—	—	635	(3,832)	(3,832)
Tax benefit from disqualifying dispositions of stock options	—	—	40	—	—	—	—	—	40

Balance, December 31, 2004	29,952	300	167,465	206	(184)	(11,333)	3,439	(20,787)	135,667

Net income	—	—	—	—	—	19,012	—	—	19,012
Foreign currency gain	—	—	—	—	314	—	—	—	314
Unrealized loss on short-term investments	—	—	—	—	(20)	—			(20)

Total comprehensive income									19,306
Issuance of common stock under employee stock purchase plan	73	—	290	—	—	—	—	—	290
Exercise of common stock options	235	3	1,273	—	—	—	—	—	1,276
Expiration of warrants	—	—	206	(206)	—	—	—	—	—
Share-based compensation	—	—	414	—	—	—	—	—	414

Balance, December 31, 2005	30,260	303	169,648	—	110	7,679	3,439	(20,787)	156,953

Net income	—	—	—	—	—	24,758	—	—	24,758
Foreign currency gain	—	—	—	—	41	—	—	—	41
Change in unrealized loss	—	—	—	—	20	—			20

Total comprehensive income									24,819
Issuance of common stock under employee stock purchase plan	20	—	126	—	—	—	—	—	126
Exercise of common stock options	605	6	4,451	—	—	—	—	—	4,457
Issuance of restricted stock awards	4	—	—	—	—	—	—	—	—
Repurchase of restricted common stock	—	—	—	—	—	—	1	(11)	(11)
Share-based compensation	—	—	3,971	—	—	—	—	—	3,971

Balance, December 31, 2006	30,889	$309	$178,196	$—	$171	$32,437	3,440	$(20,798)	$190,315

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$24,758	$19,012	$(15,405)
Income (loss) from discontinued operations	468	10,256	(8,050)

Income (loss) from continuing operations	24,290	8,756	(7,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Purchased in-process research and development	—	—	679
Depreciation and amortization	7,539	8,968	9,859
Asset impairment related to restructuring	3,475	654	—
Deferred income taxes	(18,665)	1,813	9,081
Loss on disposal of property and equipment	—	17	63
Tax benefit from disqualifying dispositions of stock options	—	—	40
Shared-based compensation expense	3,971	414	—
Changes in assets and liabilities:
Accounts receivable	6,901	2,457	5,281
Other assets	1,496	(1,485)	248
Accounts payable and accrued liabilities	(3,344)	(342)	1,648
Funds due to merchants	1,639	1,554	(839)
Deferred rent	(641)	404	4,301
Deferred revenues	238	532	353
Other liabilities	—	816	116

Net cash provided by operating activities of continuing operations	26,899	24,558	23,475

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(2,157)	(3,139)	(13,764)
Change in restricted cash	1,600	(1,500)	(600)
Purchase of short-term investments	(520)	(3,928)	(33,490)
Proceeds from sales and maturities of short-term investments	2,208	14,829	84,705
Acquisition of Authorize.Net, less cash received	—	—	(77,510)

Net cash provided by (used in) investing activities of continuing operations	1,131	6,262	(40,659)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	4,583	1,566	545
Repurchase of restricted common stock	(11)	—	(3,832)

Net cash provided by (used in) financing activities of continuing operations	4,572	1,566	(3,287)
Effects of foreign exchange rate changes on cash and cash equivalents	(18)	270	(192)
Net cash provided by (used in) operating activities of discontinued operations	468	(3,589)	(12,360)
Net cash provided by investing activities of discontinued operations	—	15,017	2,374

Net increase (decrease) in cash and cash equivalents	33,052	44,084	(30,649)
Cash and cash equivalents, beginning of year	83,120	39,036	69,685
Cash and cash equivalents, end of year	$116,172	$83,120	$39,036

See notes to consolidated financial statements.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Business — Lightbridge, Inc. and subsidiaries (Lightbridge or the Company) was incorporated in June 1989 under the laws of the state of Delaware. The Company develops, markets and supports products and services for businesses that sell products or services online and communications providers, including Internet Protocol (IP)-based payment gateway, customer qualification and acquisition, risk management, and authentication services. Lightbridge’s two areas of business in 2006 were of Payment Processing Services (Payment Processing) and Telecom Decisioning Services (TDS).

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation — These consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at each reporting date and the amount of revenues and expenses reported each period. These estimates include provisions for bad debts, certain accrued liabilities, goodwill and impairment of long lived assets, recognition of revenue and expenses, and recoverability of deferred tax assets. Actual results could differ from these estimates.

Financial Instruments — Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value because of their short-term nature.

Cash and Cash Equivalents — Cash and cash equivalents include short-term, highly liquid instruments, which consist primarily of money market accounts. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Short-Term Investments — Short-term investments consist of corporate debt and government securities maturing in one year or less and are classified as available-for-sale. These investments are carried at fair market value with unrealized gains and losses recorded as a component of stockholders’ equity. The Company did not hold any short-term investments at December 31, 2006. As of December 31, 2005, short-term investments consisted of the following (in thousands):

		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 31, 2005:
Corporate debt securities	$710	$—	$(8)	$702
Government securities	998	—	(12)	986

	$1,708	$—	$(20)	$1,688

Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Consolidated Income Statements as Other income (expense), net. Losses are recognized as realized or when the Company has determined that an other-than-temporary decline in fair value has occurred.

Property and Equipment — Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the term of the lease or the lives of the assets, whichever is shorter. Acquired property and equipment is

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded at appraised fair value, which is then considered cost, and depreciated over the remaining estimated useful life. Repairs and maintenance costs are expensed as incurred.

Deferred Rent — Deferred rent consists of step rent and tenant improvement allowances from landlords related to the Company’s operating leases for its facilities. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. The amount of the difference is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord as part of the negotiated terms of the lease. These cash receipts are recorded as a deferred credit that is amortized into income as a reduction of rent expense over the term (including the build-out period) of the applicable lease.

Revenue Recognition and Concentration of Credit Risk — The Company generates revenue from performing payment processing services; the processing of qualification and activation transactions; services (including maintenance, installation and training); development and consulting contracts. Revenues from processing of qualification and activation transactions for communications providers are recognized in the period in which services are performed. If substantial doubt exists regarding collection of fees for the Company’s products or services at the time of delivery or performance, the Company defers recognition of the associated revenue until the fees are collected.

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

The Company recognizes revenue in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” which includes evaluating a number of criteria that management considers in making its determination with respect to gross vs.  net reporting of revenue. The Company recognizes revenue on the gross amount earned from the merchant under arrangements where the Company is the primary obligor, performs all services, performs administrative functions including billing, and bears all performance and collection risks. The Company recognizes revenue on the net amount earned from outside sales partners or third party solution providers when the Company is not the primary obligor, does not perform all the services, and bears no collection risk.

Revenues from consulting and services contracts are recognized on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee basis. Revenues for time and materials contracts are recognized based on the number of hours worked by the Company’s consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues related to fixed-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. In instances where the customer, at its discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs. Revenues from software maintenance and support contracts are recognized ratably over the term of the agreement and are reported as consulting and services revenues.

The Company’s TDS customers were historically providers of wireless telecommunications services and are generally granted credit without collateral. The Company maintains an allowance for bad debts and sales returns

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and allowances based on factors such as the composition of accounts receivable, historical experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. The Company’s allowance for doubtful accounts was $0.9 million $1.1 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. One customer accounted for 10% of the total accounts receivable at December 31, 2006 and two customers accounted for 40% and 14%, respectively, of the total accounts receivable at December 31, 2005. The following reflects the activity of the allowance for doubtful accounts for the years ended:

	Years Ended
	December 31,
	2006	2005	2004

Balance at beginning of year	$1,147	$1,075	$944
Provisioning	707	762	(255)
Actual Activity	(966)	(690)	386

Balance at end of year	$888	$1,147	$1,075

Customers exceeding 10% of the Company’s revenues and their percentage of total revenue during the years ended December 31 are as follows:

	Years Ended December 31,
	2006	2005	2004

Sprint Spectrum L.P. /Nextel Operations. Inc.(1)	20%	33%	37%
AT&T Wireless Services, Inc.	*	*	18

Total % of Revenues from greater-than-10% customers	20%	33%	55%

(1)	Sprint Spectrum L.P. and Nextel Operations, Inc. merged on August 12, 2005.

*	Represents less than 10% of revenue.

Goodwill and Acquired Intangible Assets — During 2004, the Company recorded goodwill of $57.6 million in connection with the acquisition of Authorize.Net. The Company is required to test such goodwill as well as indefinite lived intangible assets for impairment on at least an annual basis. The Company has adopted March 31st as the date of the annual impairment tests for Authorize.Net. The Company completed its annual testing for impairment of goodwill and indefinite lived intangible assets and, based on those tests, concluded that no impairment of goodwill and indefinite lived intangible assets existed as of March 31, 2006 or 2005. The Company will assess the impairment of goodwill on an annual basis or more frequently if other indicators of impairment arise.

Acquired intangible assets related to the acquisition of Authorize.Net include reseller networks, existing technology, merchant customer base, trademarks and processor relationships. The reseller network and the processor relationships are amortized over twelve years. The merchant customer base and the existing technology are amortized over five years. Trademarks are not amortized.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of acquired intangible assets are as follows (dollars in thousands):

	December 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Amortizable intangible assets:
Outside sales partner network	$9,300	$(2,131)	$7,169	$9,300	$(1,356)	$7,944
Merchant customer base	7,000	(3,850)	3,150	7,000	(2,450)	4,550
Existing technology	3,162	(1,730)	1,432	3,162	(1,098)	2,064
Processor relationships	300	(69)	231	300	(44)	256
Unamortized intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600

	$23,362	$(7,780)	$15,582	$23,362	$(4,948)	$18,414

Amortization expense for intangible assets totaled $2.8 million for the years ended December 30, 2006 and 2005.

Future amortization expense consisted of the following at December 31, 2006:

Amortization

2007	$2,832
2008	2,833
2009	1,317
2010	800
2011	800
Thereafter	3,400

Total future amortization expense	$11,982

Income Taxes — The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. Deferred income tax assets are principally the result of net operating loss carryforwards, income tax credits and differences in depreciation and amortization and accrued expenses and reserves reported differently for financial purposes and income tax purposes, and are recognized to the extent realization of such benefits is more likely than not. Lightbridge periodically assesses the recoverability of any tax assets recorded on the balance sheet and provides for any necessary valuation allowances. (See Note 13).

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

Internal Use Software — The Company follows the guidance set forth in Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on demand use systems. SOP No. 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage, and to amortize them over the software’s estimated useful life.

The Company capitalized $0.5 million during the year ended December 31, 2006 which primarily related to upgrades and enhancements to the Company’s proprietary billing system that added significant functionality. These amounts are included in internally developed software in the accompanying consolidated balance sheets. The

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company amortizes such costs when the systems become operational. Approximately $0.1 million of this software was placed in service as of December 31, 2006. These costs are being amortized over an estimated life of three years. The Company did not incur material amortization costs associated with this software during the year ended December 31, 2006.

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiary are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidy in Canada is the Canadian dollar. Accordingly, the assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts generally are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity. We recognize realized foreign currency transaction gains and losses in the consolidated statements of operations except where such transaction gains and losses arise in intercompany transactions of a long-term investment nature. In those situations, we report such movements in accumulated other comprehensive income (loss). Gains and losses arising from transactions denominated in foreign currencies have not been material to date.

Supplemental Cash Flow Information

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Supplemental Item:
Cash paid for income taxes	$345	$1,481	$2,004

Advertising Expenses — The Company expenses advertising costs as incurred. During the years ended December 31, 2006, 2005 and 2004, advertising expenses totaled $0.4 million, $0.3 million and $0.9 million, respectively, and were included in sales and marketing expense in the consolidated statements of operations.

Impairment of Long-Lived Assets — The Company evaluates long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. The Company determines fair value by appraisal or discounted cash flow analysis.

Accumulated Other Comprehensive Income (Loss) — The components of accumulated other comprehensive income (loss) include, in addition to net income, unrealized gains and losses on short-term investments and foreign currency translation adjustments. Accumulated other comprehensive income consisted of (in thousands):

	Years Ended December 31,
	2006	2005	2004
Unrealized gain (loss) on short-term investments	—	(20)	—
Foreign currency gain (loss)	171	130	(184)

Accumulated other comprehensive income (loss)	$171	$110	$(184)

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“ FIN 48”), which will become effective for Lightbridge, Inc. on

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company is evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company will be required to adopt the provisions of SFAS 157 beginning with its first quarter ending March 31, 2007. The Company is assessing the impact of adopting SFAS 157 but does not expect that it will have a material effect on its consolidated financial position, results of operations, or cash flows.

The company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Years Misstatements in Current Year Financial Statements” (SAB 108) in 2006. SAB 108 requires that companies utilize a dual-approach to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. The adoption of SAB 108 had no effect on the Company’s consolidated financial statements for the year ended December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits Companies to elect, at specified election dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. The Company has not decided if it will early adopt SFAS 159 or if it will choose to measure any eligible financial assets and liabilities at fair value.

3.	Exit From The Telecom Decisioning Services (TDS) Business

On October 4, 2006, the Company announced plans to exit from the Telecom Decisioning Services (TDS) business segment. The decision was based upon discussions with Sprint Nextel, which advised the Company that it would not be a significant customer after October 2006. With respect to the Company’s planned exit from the TDS business, it recorded an impairment charge to reduce the carrying value of leasehold improvements and other tangible assets to the estimated fair value of $1.1 million, which resulted in impairment charge of $2.4 million in the third quarter of 2006.

During the fourth quarter of 2006, the Company incurred restructuring charges of $1.8 million primarily related to employee severance and termination benefits for 87 employees who were terminated in the fourth quarter and 48 employees who received notification that they would be terminated by the second quarter of 2007. The severance charges for those employees that will be terminated by the second quarter of 2007 are being recognized over the remaining service period of the employee.

On February 21, 2007, the Company announced that it had entered into an asset purchase agreement and sold certain assets related to its TDS business to Vesta Corporation at the close of business on February 20, 2007 for $2.5 million in cash plus assumption of certain contractual liabilities. The TDS operations for 2006 and prior periods will be presented as discontinued when they are disposed of in 2007. The Company expects to record a gain on the disposal of its TDS business of approximately $1.0 million to $1.5 million, which will be presented as a gain on disposal of discontinued operations.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount of the major classes of assets and liabilities included as part of our disposal group as of December 31, 2006, were as follows (in thousands):

Total current assets	$2,519
Property and equipment, net	469
Total other assets	41

Total assets	$3,029

Total current liabilities	2,594

Total liabilities	$2,594

4.	Share-Based Compensation

Stock Option Plans

Stock Incentive Plans — The Company awards stock options and restricted share awards under the 2004 Stock Incentive Plan (2004 Plan). No further grants can be made under the 1996 Incentive and Nonqualified Stock Option Plan (the 1996 Plan) and the 1998 Non-Statutory Stock Option Plan (the 1998 Plan). The Company does not plan to make any further grants under the 1997 Stock Incentive Plan and Restricted Stock Purchase Plan.

In April and June 2004, respectively, the Board authorized and the stockholders approved the adoption of the 2004 Plan which provides for the issuance of options and other stock-based awards to purchase up to 2,500,000 shares of the Company’s common stock, plus the number of shares then remaining available for future grants under the Company’s 1996 Plan and the 1998 Plan, plus the number of shares subject to any stock option granted pursuant to the 1996 Plan or the 1998 Plan that expires, is cancelled or otherwise terminates (other than by exercise) after the effective date of the 2004 Plan. Options are granted with an exercise price of not less than the common stock’s market value at the date of grant. Options generally have a four-year graded vesting and have 10-year contractual terms. Certain option and plan awards provide for accelerated vesting based on stock price performance or if there is a change in control (as defined in the 2004 Plan). At December 31, 2006, 3,355,367 shares were available for grant.

Employee Stock Purchase Plan — On June 14, 1996, the Board authorized and the stockholders approved the adoption of the 1996 Employee Stock Purchase Plan (ESPP Plan). The ESPP Plan provided for the sale of up to 600,000 shares of the Company’s common stock to employees. Employees may have up to 6% of their base salary withheld through payroll deductions to purchase common stock during semi-annual offering periods. The purchase price of the stock is the lower of 85% of (i) the fair market value of the common stock on the enrollment date (the first day of the offering period), or (ii) the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after February 1 and terminating on the last trading day in the following July, and (b) on the first trading day on or after August 1 and terminating on the last trading day in the following January.

During the years ended December 31, 2006, 2005 and 2004, the Company issued approximately 20,000, 73,000 and 84,000 shares, respectively, under the ESPP Plan. The ESPP Plan was terminated upon expiration of the offering period on January 31, 2006.

Stock Option Valuation and Expense Information under SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

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

Share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, did not require the Company to establish estimates for forfeitures.

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for fiscal year 2006 under SFAS No. 123(R) and did not capitalize any such costs on the consolidated balance sheet, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expense included in the Company’s consolidated statement of operations (amounts in thousands):

The Year
Ended
December 31,
2006

Cost of revenues	$249
Engineering and development	439
Sales and marketing	119
General and administrative	3,164

Share-based compensation expense	$3,971

Except as noted below, the Company estimates the fair value of options granted using the Black-Scholes option valuation model. It estimates the volatility of the Company’s common stock at the date of grant based on its historical volatility rate, consistent with Staff Accounting Bulletin No. 107 (SAB 107). The Company’s decision to use historical volatility is based upon the absence of actively traded options on its common stock and its assessment that historical volatility is more representative of future stock price trends than implied volatility. Lightbridge estimates the expected term to be consistent with the simplified method identified in SAB 107 for share-based awards granted during the year ended December 31, 2006. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical and expected dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lightbridge used the following assumptions to estimate the fair value of share-based payment awards:

	For the Year Ended
	December 31, 2006
		Employee Stock
	Stock Options	Purchase Plan(1)

Expected term (years)	6.25	0.50
Expected volatility	56%-62%	38%
Risk-free interest rate (range)	4.3 - 5.2%	4.6%
Expected dividend yield	0.0%	0.0%

Upon adoption of SFAS No. 123(R), the Company recognized a benefit of $0.2 million as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures on the Company’s share-based awards at the date of grant under SFAS No. 123(R) rather than recognizing forfeitures as incurred under APB 25. The cumulative benefit, net of tax, was immaterial for separate presentation in the consolidated statement of operations.

(1)	The 1996 Employee Stock Purchase Plan was terminated upon expiration of the offering period ended January 31, 2006.

During 2004 and 2005, the Company granted stock options to certain executive officers that provide for vesting of the options upon the achievement of stock price performance. During the three months ended March 31, 2006, 125,000 of these options vested because the average closing price of the Company’s common stock reached $10.00 for over 20 consecutive trading days. During the three months ended June 30, 2006, 50,000 of these options vested because the average closing price of the Company’s common stock reached $12.50 for over 20 consecutive trading days. Additional vesting of 50,000, and 50,000 shares under such stock options could occur if the average closing price of the Company’s common stock over 20 consecutive days reaches $15.00, and $17.50, respectively. The estimated fair value of these options was calculated using a Monte Carlo simulation model that estimated (i) the probability that the performance goal will be achieved, and (ii) the length of time required to attain the target market price. The Company recognized approximately $1.3 million of share-based compensation expense related to these options during the Year Ended December 31, 2006. Stock-based compensation of $0.4 million was recorded in the Year ended December 31, 2005 related to the performance based vesting of certain executive’s stock options. The compensation charge was in accordance with the achievement of certain stock price milestones determined in the option grants of the executives.

Share Awards

The value of restricted share awards is determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based non-vested share activity for the year ended December 31, 2006:

The following table summarizes the status of the Company’s non-vested restricted shares:

		Weighted
	Number of	Average
	Shares	Fair Value

Non-vested at January 1, 2006	—	$—
Granted	30,000	13.17
Vested	3,750	13.17
Forfeited	—	—

Non-vested at December 31, 2006	26,250	$13.17

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Pro Forma Information under SFAS 123

The Company did not recognize compensation expense for employee share-based awards for the year ended December 31, 2005 when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, through disclosure only. The following table illustrates the effects on net income (loss) and earnings (loss) per share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	2005	2004
	(In thousands, expect per share amounts)

Income (loss) from continuing operations as reported	$8,756	$(7,355)
Add: Stock-based compensation included in income (loss) from continuing operations	414	—
Deduct: Total stock-based employee compensation expense determined under fair value method	(2,331)	(2,754)

Pro forma income (loss) from continuing operations	$6,839	$(10,109)
Income (loss) from continuing operations per common share — basic as reported	$0.33	$(0.28)
Income (loss) from continuing operations per common share — diluted as reported	$0.32	$(0.28)
Income (loss) from continuing operations per common share — basic pro forma	$0.26	$(0.38)
Income (loss) from continuing operations per common share — diluted proforma	$0.25	$(0.38)
Net income (loss) as reported	$19,012	$(15,405)
Add: Stock-based compensation included in net income (loss)	414	—
Deduct: Total stock-based employee compensation expense determined under fair value method	(2,520)	(3,272)

Pro forma net income (loss)	$16,906	$(18,677)
Net income (loss) per common share — basic as reported	$0.71	$(0.58)
Net income (loss) per common share — diluted as reported	$0.70	$(0.58)
Net income (loss) per common share — basic pro forma	$0.63	$(0.70)
Net income (loss) per common share — diluted pro forma	$0.62	$(0.70)

The fair value of options on their grant date was measured using the Black-Scholes Option Pricing Model. Key assumptions used to apply this pricing model are as follows:

	2005	2004

Risk-free interest rate	3.68% — 4.47%	1.9% — 3.4%
Expected life of options grants	1-5 years	1-5 years
Expected volatility	55% — 68%	82%
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents activity under all stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In thousands)

Outstanding at January 1, 2004	3,329	$10.12
Granted	2,905	5.71
Exercised	(220)	0.68
Forfeited or expired	(1,331)	9.15

Outstanding at December 31, 2004	4,683	8.00
Granted	1,243	6.26
Exercised	(235)	7.25
Forfeited or expired	(1,870)	8.74

Outstanding at December 31, 2005	3,821	7.23
Granted	775	11.42
Exercised	(605)	7.36
Forfeited or expired	(996)	10.30

Outstanding at December 31, 2006	2,995	$7.29	7.65	$19,097

Vested or expected to vest at December 31, 2006	2,673	$7.19	7.15	$17,338

The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

Options exercisable at December 31, 2004	2,502	$10.05
Options exercisable at December 31, 2005	2,012	$8.51
Options exercisable at December 31, 2006	1,655	$6.92	7.13	$11,322

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information regarding options outstanding at December 31, 2006:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining		Exercise
		Average	Contractual	Number	Price for
Number of	Range of	Exercise	Life	Currently	Currently
Options	Exercise Prices	Price	(Years)	Exercisable	Exercisable
(In thousands)				(In thousands)

12	$3.75	$3.75	7.62	6	$3.75
300	3.76	3.76	7.59	300	3.76
547	4.44 - 5.50	5.10	7.44	302	5.13
217	5.60 - 6.10	5.87	7.27	151	5.85
400	6.11	6.11	8.02	159	6.11
339	6.16	6.16	7.95	147	6.16
336	6.17 - 7.70	6.81	7.47	206	6.86
393	7.72 - 9.78	9.36	7.62	186	9.06
348	9.81 - 13.17	12.45	8.17	111	12.14
103	13.37 - 37.32	17.14	6.24	87	17.68

2,995		$7.29	7.65	1,655	$6.92

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $6.98, $3.20 and $3.12, respectively. The intrinsic value of options exercised during the year ended December 31, 2006 was $2.2 million.

As of December 31, 2006, there was $3.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans including non-vested restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.80 years.

The Company received $4.6 million in cash from option exercises and issuances of stock under the ESPP Plan for the year ended December 31, 2006. The Company has excess tax benefits of $1.0 million that will be recorded as a credit to additional paid-in capital when realized based upon the “with-and-without” method. The Company has net operating loss carryforwards that are sufficient to offset taxable income. Under the with-and-without method, an excess tax benefit will be realized when the excess share-based compensation deduction provides the Company with incremental benefit by reducing the current year’s taxes payable.

5.	Discontinued Operations

Intelligent Network Solutions (INS) Business

On October 1, 2004, the Company closed the sale of its Fraud Centurion product suite which was included in the Company’s INS business product offerings. The Company received net cash proceeds of $2.4 million as a result of the sale. As part of this transaction, we sold equipment with a net book value of approximately $0.2 million to Subex and assigned the customer maintenance contracts to Subex. The liabilities for deferred revenue related to these contracts as of the closing date totaled $0.5 million.

On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which included its PrePay IN product and related services, to VeriSign, Inc. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by the Company as a liability to VeriSign, until certain representations and warranties expire and will be recorded as a gain, net of indemnity claims at that time. In addition, a liability has been established of $0.45 million in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if the Company were to purchase an insurance policy to cover up to $5 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. The Company periodically verifies that the $0.45 million liability is appropriate. The $0.25 million and $0.45 million are classified as other long-term liabilities on the Company’s consolidated balance sheet. Such representations and warranties extend for a period of two years and expire on June 14, 2007. As of December 31, 2006 based on notification the Company received from VeriSign, Inc., asserting that the Company is obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign, the liability is still appropriate. The Company cannot predict the outcome of this matter at this time and it is presently not a party to the litigation. The operating results and financial condition of this former INS segment have been reported as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” as the sale was completed during the second quarter of 2005.

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

The $0.5 million in net income from discontinued operations in 2006 represents a refund received for past telecommunications costs previously paid which related to the Instant Conferencing segment.

In accordance with SFAS 144, the operating results of the former INS and Instant Conferencing segments have been included as part of the financial results from discontinued operations in the accompanying consolidated financial statements. The components of losses from operations of discontinued operations previously classified as operating activities are as follows:

	Years Ended December 31,
	2006	2005	2004

Results of operations:
Total gross profit	$468	$4,336	$8,565
Total operating expenses(1)	—	6,769	19,288

Income (losses) from operation of discontinued operations	468	(2,433)	(10,723)

(1)	2004 includes approximately $2.3 million of goodwill and intangible asset impairment charges.

6.	Disclosures About Segments of an Enterprise and Related Information

Based upon the way financial information is provided to the Company’s Chief Executive Officer for use in evaluating allocation of resources and assessing performance of the business, the Company reports its operations in

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two distinct operating segments: Telecom Decisioning Services (TDS) and Payment Processing Services (Payment Processing). For further information, please refer to Note 18 of the Notes to Consolidated Financial Statements.

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

Financial information for each reportable segment for the years ended December 31, 2006, 2005 and 2004 were as follows (amounts in thousands):

			Sub-Total
		Payment	Reportable	Reconciling		Consolidated
December 31, 2006	TDS	Processing	Segments	Items		Total

Revenues	$38,097	$57,549	$95,646	$—		$95,646
Gross profit	11,938	45,162	57,100	(249	)(1)	56,851
Operating income (loss)	5,057	17,909	22,966	(21,778	)(2)	1,188
Depreciation and amortization	2,394	4,451	6,845	694	(3)	7,539

			Sub-Total
		Payment	Reportable	Reconciling		Consolidated
December 31, 2005	TDS	Processing	Segments	Items		Total

Revenues	$62,950	$45,328	$108,278	$—		$108,278
Gross profit	23,049	35,426	58,475	—		58,475
Operating income (loss)	11,275	11,378	22,653	(13,858	)(2)	8,795
Depreciation and amortization	3,982	4,246	8,228	740	(3)	8,968

			Sub-Total
		Payment	Reportable	Reconciling		Consolidated
December 31, 2004	TDS	Processing	Segments	Items		Total

Revenues	$88,297	$26,836	$115,133	$—		$115,133
Gross profit	37,020	19,580	56,600	—		56,600
Operating income (loss)	16,118	3,560	19,678	(19,291	)(2)	387
Depreciation and amortization	5,760	3,086	8,846	1,013	(3)	9,859

(1)	Represents share-based compensation included in the unallocated gross profit.

(2)	Reconciling items from segment operating income to consolidated operating income include the following (amounts in thousands).

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004

Restructuring charges & related asset impairments	$7,283	$1,259	$4,069
Litigation settlement, net	1,500	—	—
Unallocated corporate and centralized sales and marketing, general and administrative expenses	9,024	12,185	15,222
Unallocated share-based compensation	3,971	414	—

Total	$21,778	$13,858	$19,291

(3)	Represents depreciation and amortization included in the unallocated corporate or centralized marketing, general and administrative expenses.

7.	Funds Due to Merchants

At December 31, 2006, the Company was holding funds in the amount of $8.8 million due to merchants comprised of $7.3 million held for Authorize.Net’s eCheck.Net® product, and $1.5 million held for Authorize.Net’s Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Authorize.Net typically holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The $1.5 million held for IPS includes funds from processing both credit card and Automated Clearing House (ACH) transactions. IPS credit card funds are held for approximately two business days; IPS ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.

In addition, the Company has $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of eCheck.Net transactions returned or charged back exceeds the balance on deposit with the financial institution. This amount is classified as restricted cash in the Company’s balance sheet. To date, the deposit has not been applied to offset any deficit balance, and management believes that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as Authorize.Net utilizes the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

8.	Property and Equipment

Property and equipment consisted of the following at December 31:

	2006	2005

Furniture and fixtures	$2,375	$2,685
Leasehold improvements	3,204	6,917
Computer equipment	16,367	18,000
Computer software	6,859	6,915
Internally developed software	857	350

	29,662	34,867
Less accumulated depreciation and amortization	(24,755)	(24,063)

Property and equipment, net	$4,907	$10,804

During the year ended December 31, 2006, as a result of closing the Liverpool, Nova Scotia contact center and the Company’s planned exit from the TDS business, the Company recorded an impairment charge of $3.5 million. Related to the impairment, the Company wrote off property and leasehold improvements with a cost of $8.1 million and accumulated depreciation of $4.7 million for assets that were impaired.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Letter of Credit

At December 31, 2006 the Company has an unsecured letter of credit in the amount of $0.8 million which was reduced from $1.6 million in December 2006 per the terms of the Company’s operating lease for its Burlington, MA headquarters location. As a result of the Company’s plans to relocate its corporate headquarters, this amount was increased to $1.1 million in March 2007.

10.	Restructuring Costs

The following table summarizes the activity in the restructuring accrual for the twelve months ended December 31, 2004, 2005, and 2006 (amounts in thousands):

	Employee Severance
	and Termination	Facility Closing	Asset
	Benefits	and Related Costs	Impairment	Total

Accrued restructuring balance at January 1, 2004	$—	$985	$—	$985

Restructuring accrual — January 2004	488			488
Restructuring accrual — September 2004	2,090			2,090
Restructuring accrual — December 2004	1,410	178		1,588
Cash payments	(1,784)	(841)		(2,625)
Restructuring adjustments		(36)		(36)

Accrued restructuring balance at December 31, 2004	2,204	286	—	2,490

Restructuring accrual — January 2005	70	302		372
Restructuring accrual — September 2005		1,037	654	1,691
Impairment of assets			(654)	(654)
Cash payments	(2,082)	(650)		(2,732)
Restructuring adjustments	(175)	(3)		(178)

Accrued restructuring balance at December 31, 2005	17	972	—	989

Restructuring accrual — January 2006	1,396			1,396
Restructuring accrual — May 2006	61		862	923
Restructuring accrual — August 2006	296	301	211	808
Restructuring accrual — September 2006			2,402	2,402
Restructuring accrual — October 2006	1,705	71		1,776
Impairment of assets			(3,475)	(3,475)
Cash payments	(2,454)	(657)		(3,111)
Restructuring adjustments		59		59

Accrued restructuring balance at December 31, 2006	$1,021	$746	$—	$1,767

The Company has incurred restructuring and asset impairment charges of $4.2 million related to or the result of the decline in its TDS business which was sold on February 20, 2007. In October 2006, the Company announced plans to exit from the TDS business. As a result of its decision, the Company determined that there were impairment indicators that existed as of September 30, 2006 which required the Company to assess the recoverability of the TDS long-lived assets as of September 30, 2006. The Company reviewed the carrying value of its long-lived assets

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and determined that the expected future cash flows for the TDS business would not be sufficient to recover the recorded carrying value of such long-lived assets. The Company analyzed various scenarios related to its exit from the TDS business and weighed the probability of each scenario. The Company considered various valuation methods in determining the fair value of the assets including appraisal values. Accordingly, the Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and other tangible assets to their estimated fair value of $1.1 million, which resulted in an impairment charge of $2.4 million in the third quarter of 2006 which represented the excess of the carrying amount over the fair value of the TDS long-lived assets. During the fourth quarter of 2006, the Company incurred restructuring charges of $1.8 million primarily related to employee severance and termination benefits for 87 employees who were terminated in the fourth quarter and 48 employees who received notification that they would be terminated by the second quarter of 2007.

During 2006, the Company made restructuring adjustments of $0.1 million. These adjustments were primarily related to an adjustment of a sublease assumption associated with the Company’s Broomfield, Colorado facility.

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

In September 2005, the Company decided to consolidate its administrative facilities and vacated the third floor of its corporate headquarters at 30 Corporate Drive, Burlington Massachusetts. The Company recorded a restructuring and related asset impairment charge of $1.7 million in 2005 related to this action. This charge included $1.0 million of lease obligations and $0.7 million for the impairment of leasehold improvements and equipment. The lease obligation represents the fair value of future lease commitment costs, net of projected sublease rental income. The estimated future cash flows used in the fair value calculation are based on certain estimates and assumptions by management, including the projected sublease rental income, the amount of time the space will be unoccupied prior to sublease and the lengths of any sublease. The estimated future cash flows used were discounted using a credit adjusted risk-free interest rate and has a maturity date that approximates the expected timing of future cash flows.

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

In December 2004, the Company announced a restructuring of its business in order to lower overall expenses to better align them with future revenue expectations. This action followed the Company’s announcement of an anticipated revenue reduction as a result of the acquisition of AT&T Wireless Services, Inc. (AT&T Wireless) by

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cingular Wireless LLC (Cingular). This action resulted in the termination of 38 employees in the Company’s corporate offices in Burlington, Massachusetts as follows: 16 in product and service delivery, 11 in engineering and development, 10 in sales and marketing and 1 in general and administrative. The Company recorded a restructuring charge of approximately $1.4 million relating to employee severance and termination benefits during the three months ended December 31, 2004. Additionally, subsequent to its acquisition of Authorize.Net, the Company relocated its offices in Bellevue, Washington and the remaining rent paid of $0.2 million on the vacated space was included in restructuring charges during the three months ended December 31, 2004. The costs related to these actions were paid by the end of 2005.

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

11.	Commitments and Contingencies

The Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company has an unsecured letter of credit in the amount of $0.8 million which was reduced from $1.6 million in December 2006 per the terms of our operating lease for its Corporate Drive location.

Leases — The Company has noncancelable operating lease agreements for office space, certain equipment and services. These lease agreements expire at various dates through 2012 and certain of them contain provisions for extension on substantially the same terms as are in effect. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term.

Future minimum payments under operating leases, including facilities affected by restructurings, consisted of the following at December 31, 2006 (amounts in thousands):

				Restructured Lease
	Net Lease Obligations			Obligations
	Gross Lease	Sublease	Net Lease	Included in Gross
	Obligations	Income	Obligations	Lease Obligations

2007	$3,895	$949	$2,946	$872
2008	2,902	669	2,233	831
2009	2,405	—	2,405	779
2010	2,075	—	2,075	798
2011	1,686	—	1,686	732
Thereafter	—	—	—	—

Total minimum lease payments	$12,963	$1,618	$11,345	$4,012

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March of 2007, the Company entered into a lease agreement for a 10,000 square foot facility in Marlborough, Massachusetts which will serve as its new corporate headquarters. The Company’s future minimum payments due under this lease are $0.1 million, $0.5 million and $0.3 million, for the periods of less than one year, one to three years and three to five years, respectively. The Company also entered into a sublease agreement for the remaining space in the Burlington, Massachusetts facility. The Company will receive sublease income of $0, $2.3 million and $0.7 million, for the periods of less than one year, one to three years and three to five years, respectively.

Rent expense for operating leases (excluding sublease income) was approximately $2.1 million, $2.5 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company leases its corporate headquarters facility. This lease was entered into in January 2004, had a rent commencement date in June 2004 and expires in 2011. The Company was not required to pay rent during the construction period from January 2004 through May 2004 and the amount of the landlord’s tenant improvement allowance was approximately $3.3 million. In addition, the Company’s Bellevue, Washington lease was executed in August 2004, and had a rent commencement date in September 2004. The Company was not obligated to pay rent during the construction period prior to the rent commencement date and the amount of the tenant improvement allowance was approximately $177,000. The Company also received abated rent for the first three months of the lease term.

Indemnities — The Company typically agrees to indemnify its customers and distributors for any damages or expenses or settlement amounts resulting from claimed infringement of intellectual property rights of third parties, its landlords for any expenses or liabilities resulting from our use of the leased premises, occurring on the leased premises or resulting from the breach of its obligations under the leases related to the leased premises, and purchasers of assets or businesses we have sold for any expenses or liabilities resulting from its breaches of any representations, warranties or covenants contained in the purchase and sale agreements associated with such sales including, without limitation, that the assets sold do not infringe on the intellectual property rights of third parties. While the Company maintains insurance that may provide limited coverage for certain warranty and indemnity claims, such insurance may cease to be available to the Company on commercially reasonable terms or at all.

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

Litigation — In May 2006, the Company entered into a settlement agreement with respect to certain litigation involving NetMoneyIN, Inc. Pursuant to the agreement, the Company agreed to pay NetMoneyIN, Inc. a lump sum payment of $1.75 million in exchange for a release and covenant not to sue. The cost of the settlement to the Company was $1.5 million net of $0.25 million received from another party named in the litigation. The Company recorded this cost in its general and administrative expenses in the second quarter of 2006.

The Company had incurred legal expenses of approximately $0.6 million and $1.1 million for the years ended December 31, 2006 and December 31, 2005, respectively, in connection with the defense of this lawsuit following the Company’s acquisition of Authorize.Net. The Company has not and does not expect to incur any further litigation costs related to this matter.

In connection with the sale of the Company’s INS business to VeriSign on June 14, 2005, the Company agreed to indemnify VeriSign for up to $5.0 million in damages incurred for potential breaches of our intellectual property representations and warranties in the asset purchase agreement. Such representations and warranties extend for two years from the date of closing. The Company received notification from VeriSign, Inc. asserting that the Company is obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign which alleges that VeriSign is

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infringing certain patents of the plaintiff. VeriSign asserts that the Company’s obligation to indemnify it arises in connection with the sale by the Company to VeriSign of certain assets of the Company related to the Company’s Intelligent Network Systems business unit, including the Company’s Prepay IN software, which VeriSign acquired in April 2005. The Company objected to VeriSign’s claim and has asked for additional information, which it has not yet received. The Company is not a party to the litigation at this time.

The Company is involved in various litigation and legal matters other than the Versign matter described above that have arisen in the ordinary course of business. The Company believes that the ultimate resolution of any existing matter will not have a material adverse effect on its consolidated financial statements.

12.	Stock Repurchases, Warrants, Stockholder Rights Plan

Stock Repurchases — In September 2006, Lightbridge’s Board of Directors authorized a stock repurchase program of up to $15.0 million allowing the Company to repurchase shares of its outstanding common stock in the open market or through private transactions from time to time depending on market conditions. The Company did not make any repurchases in 2006.

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

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

Provision (benefit) for income taxes for the years ended December 31 consisted of the following (in thousands):

	2006	2005	2004

Current:
Federal	$340	$—	$(777)
Foreign	53	113	627
State	53	50	(254)
Deferred:
Federal	(18,580)	1,509	7,909
State	(85)	304	1,172

(Benefit)/Provision for income taxes	$(18,219)	$1,976	$8,677

The tax effects of temporary differences that give rise to deferred tax assets at December 31 were as follows (in thousands):

	2006	2005

Current Items:
Assets:
Allowance for doubtful accounts	$366	$589
Accrued expenses	1,400	1,724
Restructuring reserve	728	507
Operating loss carryforwards	2,529	—
Less valuation allowance	(333)	(2,820)

Current deferred tax assets, net	$4,690	$—

Long-Term Items:
Assets:
Depreciation and amortization	$6,085	$4,394
Acquisition costs	403	604
Intangible assets	680	743
Capital loss carryforwards	—	198
Equity compensation	1,196	170
Net operating loss carryforwards	10,393	13,546
Foreign tax credit carry-forward	732	817
R&D tax credit carry-forward	4,974	6,907
Valuation allowance	(8,808)	(27,379)

Long-term deferred tax assets	15,655	—

Liabilities:
Tax amortization of indefinite-lived intangibles	(4,754)	(3,074)

Long-term deferred tax liabilities	(4,754)	(3,074)

Total net long-term deferred tax assets (liabilities)	$10,901	$(3,074)

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net change in the valuation allowance for the years ended December 31, 2006, and 2005 was a decrease of approximately $21.1 million and an increase of approximately $4.2 million, respectively. At December 31, 2006, the Company had $92.0 million of federal and state net operating loss carryforwards, which expire, if unused, in years 2009 through 2024. Approximately $5.0 million of the federal net operating loss is subject to an annual limitation imposed by Section 382 of the Internal Revenue Code of approximately $3.0 million. At December 31, 2006, the Company had federal research and development credit carryforwards of $2.7 million which expire, if unused, in years 2012 through 2026. At December 31, 2006, the Company had state research and development credit carryforwards of $3.5 million, a portion of which the Company can use for an indefinite period and a portion which expire, if unused, in years 2016 through 2021. In addition, at December 31, 2006, the Company had foreign tax credit carryforwards for federal purposes of $0.6 million, which expire, if unused, in years 2007 through 2015.

In evaluating our ability to recover our deferred tax assets, we considered all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Our decision to exit the TDS business on October 4, 2006 removed considerable uncertainty regarding our estimates of expected future results. Based upon our cumulative operating results and an assessment of our expected future results, we concluded that it was more likely than not that we would be able to realize a substantial portion of our U.S. net operating loss carryforward tax asset prior to their expiration and realize the benefit of other net deferred tax assets. As a result, the Company reduced its valuation allowance in 2006, resulting in recognition of a deferred tax asset of $20.3 million.

The following is a reconciliation of income taxes at the federal statutory rate to the Company’s effective tax rate for the years ended December 31:

	2006	2005	2004

Statutory federal income tax rate	35%	35%	34%
State taxes, net of federal benefit	8%	0%	4%
Foreign taxes	0%	0%	48%
Foreign tax credit	0%	0%	−136%
Change in valuation allowance	−352%	−12%	864%
Federal & State R&D credits	-2%	−5%	228%
Change in tax exposure reserves	0%	0%	−70%
Effect of liquidation of a subsidiary on tax attributes	0%	0%	−302%
Equity Compensation	7%	0%	0%
Other, net	4%	1%	−14%

	−300%	19%	656%

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At December 31, 2006, the Company has appropriately $1.0 million accrued for probable exposures and related interest.

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Retirement Plan

The Company has a 401(k) Retirement Plan. All employees of the Company are eligible to participate, subject to employment eligibility requirements. The Company pays a matching contribution of 50% up to the first 6% contributed by the employee. The Company’s 401(k) matching expense was $0.4 million, $0.6 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

15.	Earnings Per Share (EPS)

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

A reconciliation of the shares used to compute basic income per share to those used for diluted income per share is as follows for the years ended December 31 (in thousands):

	2006	2005	2004

Shares for basic computation	27,248	26,670	26,643
Options and warrants (treasury stock method)	997	612	—

Shares for diluted computation	28,245	27,282	26,643

Stock options to purchase approximately 369,000 shares, 1,265,000 shares and 3,009,000 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively, because these options were anti-dilutive.

In addition, all other stock options and warrants convertible into common stock have been excluded from the diluted EPS computation in the year ended December 31, 2004, as they are anti-dilutive due to the net loss recorded by the Company in this period. Had such shares been included, the number of shares for the diluted computation for the year ended December 31, 2004 would have increased by approximately 155,000.

16.  Worldcom, Inc. Settlement

During the quarter ended September 30, 2004, the Company received a settlement payment of approximately $0.5 million as a result of the WorldCom, Inc. bankruptcy proceedings for services provided to WorldCom in 2002. As part of the bankruptcy settlement, the Company also realized a one-time benefit of approximately $1.2 million related to the release from liability of amounts owed to WorldCom, Inc. and amounts that had been reserved for potential claims against the Company as part of the WorldCom, Inc. bankruptcy proceedings. Approximately $1.0 million of the benefit was recorded in general and administrative expenses and $0.2 million was included in transaction cost of revenues for 2004.

17.	Related Party Transactions

On December 31, 2004, Wells Fargo & Company (“Wells Fargo”) acquired certain assets of Strong Capital Management (“Strong Capital”). Strong Capital, which was an independent money manager that offered mutual funds to individual investors and accounts for institutional clients, owned the Company’s stock on December 31, 2004.

The Company has ongoing business relationships with a certain affiliate of Wells Fargo that existed prior to Wells Fargo acquisition of Strong Capital. Wells Fargo, together with certain of its affiliates, owns more than ten percent of the Company’s outstanding stock as reported on a Schedule 13G filed on February 8, 2007. The relationships, which are independent of each other, consist of (i) payments made by the Company to the affiliate of Wells Fargo for fees associated with the Integrated Payment Solution (“IPS”) accounts (ii) payments made by the

LIGHTBRIDGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company to the affiliate of Wells Fargo for credit card interchange fees related to IPS services provided to the Company’s merchant customers and (iii) payments received by the Company from the affiliate of Wells Fargo in accordance with a non-exclusive agreement in which the affiliate of Wells Fargo resells the Company’s gateway services.

Payments made by the Company to the affiliate of Wells Fargo for interchange and bank fees amounted to $2.7 million, and $2.2 million for the years ended December 31, 2006 and 2005, respectively. Payments received by the Company from Wells Fargo and its affiliate amounted to $2.8 million and $2.2 million for the years ended December 31, 2006 and 2005, respectively. Balances due to Wells Fargo and its affiliates were $0.1 million, at December 31, 2006 and 2005. Balances due from Wells Fargo and its affiliates were $0.2 million and $0.3 million, at December 31, 2006 and 2005, respectively. Wells Fargo and its affiliates were not a related party during the year ended December 31, 2004.

18.	Subsequent Events

On February 21, 2007, the Company announced that it had entered into an asset purchase agreement and sold certain assets related to its TDS business to Vesta Corporation at the close of business on February 20, 2007 for $2.5 million in cash plus assumption of certain contractual liabilities. The TDS operations for 2006 and prior periods will be presented as discontinued when they are disposed of in 2007. The Company expects to record a gain on the disposal of its TDS business of approximately $1.0 million to $1.5 million, which will be presented as a gain on disposal of discontinued operations.

19.	Interim Financial Information (Unaudited)

	Q1	Q2	Q3	Q4
	(In thousands, except per share amounts)

2006
Revenues	$26,542	$25,223	$23,275	$20,606
Gross profit	$14,805	$14,441	$14,254	$13,351
Income (loss) from operations	$645	$(162)	$224	$481
Discontinued operations	$468	$—	$—	$—
Net income (loss)	$1,632	$854	$274	$21,998	(1)
Basic earnings (loss) per share	$0.06	$0.03	$0.01	$0.80
Diluted earnings (loss) per share	$0.06	$0.03	$0.01	$0.77
2005
Revenues	$27,174	$26,563	$27,232	$27,309
Gross profit	$13,677	$14,548	$14,944	$15,306
Income from operations	$1,371	$2,466	$1,324	$3,634
Discontinued operations	$(2,254)	$12,859	$(268)	$(81)
Net income (loss)	$(1,100)	$15,212	$987	$3,913
Basic earnings (loss) per share	$(0.04)	$0.57	$0.04	$0.15
Diluted earnings (loss) per share	$(0.04)	$0.56	$0.04	$0.14

(1)	Net income for the fourth quarter of 2006 reflects a partial reversal of a valuation allowance, resulting in recognition of a deferred tax asset of $20.3 million