Form 10-Q
period 2007-03-31
Authorize.Net Holdings, Inc.
filed 2007-05-10
CIK 1017172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 000-21319
Authorize.Net Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3065140
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
293 Boston Post Road West, Suite 220
Marlborough, Massachusetts 01752
(Address of Principal Executive Offices) (Zip Code)
(508) 229-3200
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     As of May 8, 2007, there were 28,086,289 shares of the registrant’s common stock, $.01 par value, outstanding .

AUTHORIZE.NET HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUTHORIZE.NET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$122,734	$116,172
Accounts receivable, net	3,008	2,894
Deferred tax assets	4,690	4,690
Other current assets	1,626	1,250
Current assets of discontinued operations	1,254	2,737

Total current assets	133,312	127,743
Property and equipment, net	4,786	4,385
Other assets, net	444	418
Restricted cash	500	500
Goodwill	57,628	57,628
Intangible assets, net	14,874	15,582
Deferred tax assets	16,112	15,655
Non-current assets of discontinued operations	—	563

Total assets	$227,656	$222,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,387	$1,238
Accrued compensation and benefits	1,176	3,135
Other accrued liabilities	3,290	4,489
Deferred rent	590	606
Deferred revenues	2,363	2,218
Funds due to merchants	8,879	8,751
Accrued restructuring	821	804
Current liabilities of discontinued operations	1,346	2,536

Total current liabilities	19,852	23,777
Deferred rent, less current portion	1,812	1,957
Deferred tax liabilities	5,730	4,754
Other long-term tax liabilities	2,145	—
Deferred revenues, less current portion	1,035	971
Other long-term liabilities	700	700

Total liabilities	31,274	32,159

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 31,526,720 and 30,888,910 shares issued and 28,086,289 and 27,448,926 shares outstanding at March 31, 2007 and December 31, 2006, respectively	315	309
Additional paid-in capital	183,005	178,196
Accumulated other comprehensive income	173	171
Retained earnings	33,694	32,437
Treasury stock, at cost	(20,805)	(20,798)

Total stockholders’ equity	196,382	190,315

Total liabilities and stockholders’ equity	$227,656	$222,474

See notes to unaudited condensed consolidated financial statements.

AUTHORIZE.NET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$16,314	$13,453

Cost of revenues	3,890	2,888

Gross profit	12,424	10,565

Operating expenses:
Engineering and development	1,414	1,387
Sales and marketing	5,076	4,464
General and administrative	4,187	4,665
Restructuring charges	148	114

Total operating expenses	10,825	10,630

Income (loss) from operations	1,599	(65)

Other income, net	1,705	1,010

Income from continuing operations before provision for income taxes	3,304	945

Provision for income taxes	1,218	448

Income from continuing operations	2,086	497

Discontinued operations, net of income taxes:
Gain on sale of TDS assets, net of income tax	1,436	—
(Loss) Income from discontinued operations, net of income tax	(1,581)	1,135

Total discontinued operations, net of income taxes	(145)	1,135

Net income	$1,941	$1,632

Net income (loss) per common shares (basic):
From continuing operations	$0.08	$0.02
From discontinued operations	(0.01)	0.04

Net income per common share (basic)	$0.07	$0.06

Net income per common share (diluted):
From continuing operations	$0.07	$0.02
From discontinued operations	—	0.04

Net income per common share (diluted):	$0.07	$0.06

Basic weighted average shares	27,694	27,023

Diluted weighted average shares	28,993	27,561

See notes to unaudited condensed consolidated financial statements.

AUTHORIZE.NET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,941	$1,632
Income (loss) from discontinued operations	(145)	1,135

Income from continuing operations	2,086	497

Adjustments to reconcile net income to net cash provided by operating activities for continuing operations:
Depreciation and amortization	1,886	1,120
Loss on disposal of property and equipment	35	—
Deferred income taxes	(165)	420
Share-based compensation expense	488	1,404

Changes in assets and liabilities:
Accounts receivable	(114)	6
Other assets	(402)	(354)
Accounts payable and accrued liabilities	(3,294)	(1,523)
Funds due to merchants	128	1,112
Deferred rent	(161)	(131)
Deferred revenues	209	123
Other long-term tax liabilities	2,145	—

Net cash provided by operating activities of continuing operations	2,841	2,674

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(1,312)	(309)
Purchase of short-term investments	—	(198)
Proceeds from sales and maturities of short-term investments	—	96

Net cash used in investing activities for continuing operations	(1,312)	(411)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	4,247	2,521
Repurchase of restricted common stock	(7)	—

Net cash provided by financing activities of continuing operations	4,240	2,521

Effects of foreign exchange rate changes on cash and cash equivalents	2	(3)

Net cash provided by (used in) operating activities of discontinued operations	(862)	1,133
Net cash provided by investing activities of discontinued operations	1,653	(296)
Net increase in cash and cash equivalents	6,562	5,618
Cash and cash equivalents, beginning of period	116,172	83,120

Cash and cash equivalents, end of period	$122,734	$88,738

See notes to unaudited condensed consolidated financial statements.

AUTHORIZE.NET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Effective April 27, 2007, Lightbridge, Inc. (“Lightbridge”) changed its corporate name by means of a merger of its wholly owned Delaware corporate subsidiary, Authorize.Net Holdings, Inc., with and into Lightbridge. The change of the corporate name does not have an effect on the basis of presentation.
     The accompanying unaudited condensed consolidated financial statements include the accounts of Authorize.Net Holdings, Inc., formerly known as Lightbridge and its subsidiaries (collectively, “Authorize.Net” or the “Company”). Authorize.Net believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Authorize.Net’s financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Authorize.Net’s annual financial statements have been omitted, Authorize.Net believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Authorize.Net’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.
2. DISCONTINUED OPERATIONS
Telecom Decisioning Services (TDS) Business
     On February 20, 2007, the Company sold certain assets related to its Telecom Decisioning Services (TDS) business to Vesta Corporation (“Vesta”) for $2.5 million in cash plus assumption of certain contractual liabilities. The company recorded a net gain on the sale of its TDS business of $1.4 million, net of tax of $0.8 million during the three months ended March 31, 2007, which has been presented as a gain on sale of discontinued operations.
     The Company has determined that the disposed TDS business should be accounted for as a discontinued operation in accordance with SFAS 144, “Accounting for the Disposal of or Impairment of Long-Lived Assets.” Consequently, the results of operations of the TDS business have been excluded from the Company’s results from continuing operations for all periods presented and the assets and liabilities of the TDS business have been segregated on the balance sheets for each date presented. Prior to the sale, the results of operations of the TDS business had been reported as a separate segment.
     In connection with the sale of the TDS business, the Company entered into a Transitional Service Agreement (TSA) with Vesta to provide certain transitional and administrative support services. The TSA expired on April 27, 2007. The related fees are recorded as a direct reduction to the respective costs and expenses included in discontinued operations. The expected cash flows under the TSA did not represent a significant continuation of the direct cash flows of the disposed TDS business.
Instant Conferencing Business
     In the first quarter of 2005, the Company made the decision to no longer actively market or sell its GroupTalk product and took actions to outsource the continuing operations of its Instant Conferencing business. On August 17, 2005, the Company and America Online, Inc. mutually agreed to terminate the master services agreement under which the Company provided our GroupTalk instant conferencing services to America Online, Inc. Authorize.Net subsequently terminated all of the outsourcing agreements for its GroupTalk services and ceased operations of the Instant Conferencing business in the third quarter of 2005. In the quarter ended March 31, 2006, the Company recorded $0.5 million in net income from discontinued operations related to the Instant Conferencing segment, which represented a refund received for previously paid telecommunications costs.

Summarized financial information for the discontinued operations are as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Results of operations:
Net revenues	$1,316	$13,089
Total expenses	3,846	11,902

(Benefit) provision for income taxes	(949)	52

Income (loss) from discontinued operations	(1,581)	1,135

Gain on sale of TDS business, net of income taxes	1,436	—

Total discontinued operations, net of income taxes	$(145)	$1,135

     The Company has classified the remaining assets and liabilities, principally consisting of accounts receivable, trade payables and restructuring accruals, from the TDS business on the Balance Sheet as assets and liabilities of discontinued operations. The Company anticipates that all accounts receivable and trade payables will be collected and paid by the end of June 2007. The Company anticipates that the restructuring accruals will be paid by the end of 2007.
     The following table presents the carrying amounts of major classes of assets and liabilities relating to the TDS business at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(In thousands)
Assets:

Accounts receivable, net	$896	$2,116

Other current assets	358	621

Total current assets of discontinued operations	1,254	2,737

Property and equipment, net	—	522

Other assets	—	41

Total non-current assets of discontinued operations	—	563

Total assets of discontinued operations	$1,254	$3,300

Liabilities:

Accounts payable and accrued liabilities	$1,346	$2,359

Deferred revenue	—	177

Total current liabilities of discontinued operations	1,346	2,536

Total liabilities of discontinued operations	$1,346	$2,536

Intelligent Network Solutions (INS) Business
     On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which included its PrePay IN product and related services, to VeriSign, Inc. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by the Company as a liability to VeriSign, until certain representations and warranties expire and will be recorded as a gain, net of indemnity claims at that time. In addition, a liability has been established of $0.45 million in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if the Company were to purchase an insurance policy to cover up to $5.0 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. The Company periodically verifies that the $0.45 million liability is appropriate. The $0.25 million and $0.45 million are classified as other long-term liabilities on the Company’s consolidated balance sheet. Such representations and warranties expire on June 14, 2007. As of March 31, 2007, based on notification the Company received from VeriSign, asserting that the Company is obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign, the long-term liability presentation is still appropriate. The Company cannot predict the outcome of this matter at this time and it is presently not a party to the litigation.
3. SHARE-BASED COMPENSATION
     Stock Incentive Plans — The Company awards stock options and restricted share awards under the 2004 Stock Incentive Plan (2004 Plan). Options are granted with an exercise price of not less than the common stock’s market value at the date of grant. Options generally have a four-year graded vesting and have 10-year contractual terms. Certain option and plan awards provide for accelerated vesting based on stock price performance or if there is a change in control (as defined in the 2004 Plan). At March 31, 2007, 4.6 million shares were available for grant.
     Employee Stock Purchase Plan — On June 14, 1996, the Board authorized and the stockholders approved the adoption of the 1996 Employee Stock Purchase Plan (ESPP Plan). The ESPP Plan provides for the sale of up to 600,000 shares of the Company’s common stock to employees. Employees may have up to 6% of their base salary withheld through payroll deductions to purchase common stock during semi-annual offering periods. The purchase price of the stock is the lower of 85% of (i) the fair market value of the common stock on the enrollment date (the first day of the offering period), or (ii) the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after February 1 and terminating on the last trading day in the following July, and (b) on the first trading day on or after August 1 and terminating on the last trading day in the following January.
     During the three months ended March 31, 2006, the Company issued approximately 20,000 shares under the ESPP Plan. The ESPP Plan was terminated upon expiration of the offering period on January 31, 2006.
 Stock Option Valuation and Expense Information under SFAS No. 123(R)
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).
     The following table presents share-based compensation expense included in the Company’s consolidated statement of operations (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of revenues	$11	$19
Engineering and development	61	68
Sales and marketing	20	23
General and administrative	396	1,294

Share-based compensation expense	$488	$1,404
     During 2005, the Company granted stock options to certain executive officers that provide for vesting of the options upon the achievement of stock price performance. During the three months ended March 31, 2007, and March 31, 2006, 50,000 and 125,000 of these options vested because the average closing price of the Company’s common stock reached $15.00 and $10.00, respectively, for over 20 consecutive trading days. The Company recognized approximately $0.1 million and $1.0 million of share-based compensation expense related to these options during the three months ended March 31, 2007 and March 31, 2006, respectively. Additional vesting of 50,000 shares under such stock options could occur if the average closing price of the Company’s common stock over 20 consecutive days reaches $17.50.
     The Company generally estimates the fair value of options granted using the Black-Scholes option valuation model. It estimates the volatility of the Company’s common stock at the date of grant based on its historical volatility rate, consistent with Staff Accounting Bulletin No. 107 (SAB 107). The Company’s decision to use historical volatility is based upon the absence of actively traded options on its common stock and its assessment that historical volatility is more representative of future stock price trends than implied volatility. The Company estimates the expected term to be consistent with the simplified method identified in SAB 107 for share-based awards granted during the quarter ended March 31, 2007. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical and expected dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.
     The Company used the following assumptions to estimate the fair value of share-based payment awards:

	Three Months Ended
	March 31,
	2007	2006
Expected term (years)	6.25	6.25
Expected volatility	50% - 62%	62%
Risk-free interest rate (range)	4.3 - 5.2%	4.3 – 4.8%
Expected dividend yield	0.0%	0.0%
Share Awards
     The value of restricted share awards is determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based non-vested share activity for the three months ended March 31, 2007:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested at January 1, 2007	26,250	$13.17
Granted	—	—
Vested	1,875	13.17
Forfeited	—	—

Non-vested at March 31, 2007	24,375	$13.17

     The following table presents activity under all stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In thousands)
Outstanding at January 1, 2007	2,995	$7.29
Granted	558
Exercised	(636)
Forfeited or expired	(240)

Outstanding at March 31, 2007	2,677	$9.12	8.03	$22,732
Vested or expected to vest at March 31, 2007	2,488	8.91	7.96	21,644
Options exercisable at March 31, 2007	1,169	6.78	7.09	12,726

     The following table sets forth information regarding options outstanding at March 31, 2007:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining		Exercise
		Average	Contractual	Number	Price for
Number of	Range of	Exercise	Life	Currently	Currently
Options	Exercise Prices	Price	(Years)	Exercisable	Exercisable
(In thousands)				(In thousands)
603	$3.75 – 5.50	$4.48	7.23	438	$4.22
527	5.60 – 6.11	6.04	7.54	302	6.03
468	6.16 – 8.80	6.84	7.46	217	7.20
452	8.93 – 13.17	11.52	8.11	155	10.91
74	13.37 – 15.32	14.47	9.45	32	13.98
553	16.10 – 37.20	16.36	9.61	25	21.95

2,677	$3.75 – 37.20	$9.12	8.03	1,169	$6.78

     The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $8.69. The intrinsic value of options exercised during the three months ended March 31, 2007 was $6.1 million.
     As of March 31, 2007, there was $7.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans including non-vested restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.31 years.
     The Company received $4.2 million in cash from option exercises for the three months ended March 31, 2007. The Company has excess tax benefits of $4.3 million that will be recorded as a credit to additional paid-in capital when realized based upon the “with-and-without” method. The Company has net operating loss carry-forwards that are sufficient to offset taxable income. Under the with-and-without method, an excess tax benefit will be realized when the excess share-based compensation deduction provides the Company with incremental benefit by reducing the current year’s taxes payable.

4. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
     SFAS No. 131 (SFAS 131), “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. The Company views its operations and manages its business as one operating segment.
     In the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2006, and the Company’s subsequently filed Annual Report on Form 10-K for the year ended December 31, 2006, the Company reported segment information for the TDS business as a separate segment. The operating results and financial condition of the TDS segment have been included as part of the financial results from discontinued operations in the accompanying condensed consolidated financial statements. See Note 2, Discontinued Operations, for additional information about this business.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
     The Company’s goodwill balance of $57.6 million is related to the acquisition of Authorize.Net. There were no adjustments to goodwill during the three months ended March 31, 2007.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to analyze the carrying value of goodwill and other intangible assets against the estimated fair value of those assets for possible impairment on an annual basis. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. On March 31, 2007, the Company performed the annual impairment test of goodwill. A comparison of the Company’s market capitalization to the carrying amount of net assets indicated that the goodwill and trademarks were not impaired as of March 31, 2007.
Intangible Assets
     Acquired intangible assets related to the acquisition of Authorize.Net include outside sales partner network, merchant customer base, existing technology, processor relationships and trademarks. The outside sales partner network and the processor relationships are amortized over twelve years. The merchant customer base and the existing technology are amortized over five years. Trademarks are not amortized, but are evaluated on an annual basis for impairment.
     The components of acquired intangible assets are as follows (dollars in thousands):

	March 31, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Amortizable intangible assets:
Outside sales partner network	$9,300	($2,325)	$6,975	$9,300	($2,131)	$7,169
Merchant customer base	7,000	(4,200)	2,800	7,000	(3,850)	3,150
Existing technology	3,162	(1,888)	1,274	3,162	(1,730)	1,432
Processor relationships	300	(75)	225	300	(69)	231

Unamortized intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600

	$23,362	($8,488)	$14,874	$23,362	($7,780)	$15,582

Amortization expense for intangible assets totaled $708,000 for each of the three months ended March 31, 2007 and 2006.

     As of March 31, 2007, expected future intangible asset amortization was as follows (in thousands):

Fiscal Years:
2007 (remaining nine months)	$2,124
2008	2,833
2009	1,317
2010	800
2011	800
Thereafter	3,400

$11,274
6. FUNDS DUE TO MERCHANTS AND RESTRICTED CASH
     At March 31, 2007, the Company was holding funds in the amount of $8.9 million due to merchants comprised of $6.9 million held for Authorize. Net’s eCheck.Net® product and $2.0 million held for Authorize.Net’s Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Authorize.Net typically holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The $2.0 million held for IPS includes funds from processing both credit card and Automated Clearing House (ACH) transactions. IPS credit card funds are held for approximately two business days; IPS ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
     In addition, the Company has $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of eCheck.Net ® transactions returned or charged back exceeds the balance on deposit with the financial institution. This amount is classified as restricted cash in the Company’s balance sheet. To date, the deposit has not been applied to offset any deficit balance, and management believes that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as Authorize.Net utilizes the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.
7. COMMITMENTS AND CONTINGENCIES
     Leases—As of March 31, 2007, the Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company maintains a letter of credit in the amount of $1.0 million, as required for security under the operating lease for its former corporate headquarters in Burlington, Massachusetts, which has been subleased.
     The Company has non-cancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2012 and certain of them contain provisions for extension on substantially the same terms as are currently in effect.
     Future minimum payments under operating leases, including facilities affected by restructurings and the Company’s new and former headquarters leases, consisted of the following at March 31, 2007 (amounts in thousands):

Operating
Leases
Remainder of 2007	$2,948
2008	3,058
2009	2,561
2010	2,235
2011	1,855
Thereafter	101

Total minimum lease payments	$12,758

     Indemnities — The Company typically agrees to indemnify its customers and distributors for any damages, expenses or settlement amounts resulting from claimed infringement of intellectual property rights of third parties, its landlords for any expenses or liabilities resulting from its use of the leased premises, occurring on the leased premises or resulting from the breach of its obligations under the leases related to the leased premises, and purchasers of assets or businesses it has sold for any expenses or liabilities resulting from its breaches of any representations, warranties or covenants contained in the purchase and sale agreements associated with such sales including, without limitation, that the assets sold do not infringe on the intellectual property rights of third parties. While the Company maintains insurance that may provide limited coverage for certain warranty and indemnity claims, such insurance may cease to be available to the Company on commercially reasonable terms or at all.

     The Company established a liability of $0.45 million in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if the Company were to purchase an insurance policy to cover up to $5.0 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extend for a period of two years and expire on June 14, 2007.
     Litigation —In connection with the sale of the Company’s INS business to VeriSign on June 14, 2005, the Company agreed to indemnify VeriSign for up to $5.0 million in damages incurred for potential breaches of our intellectual property representations and warranties in the asset purchase agreement. Such representations and warranties extend for two years from the date of closing. The Company received notification from VeriSign, asserting that the Company is obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign that alleges VeriSign is infringing certain patents of the plaintiff. VeriSign asserts that the Company’s obligation to indemnify it arises in connection with the sale by the Company to VeriSign of certain assets related to the Company’s INS business unit, including the Company’s Prepay IN software, which VeriSign acquired in April 2005. The Company objected to VeriSign’s claim and has asked for additional information, which it has not yet received. The Company cannot predict the outcome of this matter at this time and it is presently not a party to the litigation.
     The Company is involved in various litigation and legal matters other than the VeriSign matter described above, which have arisen in the ordinary course of business. The Company believes that the ultimate resolution of any existing matter will not have a material adverse effect on its consolidated financial statements.
8. LETTER OF CREDIT
     At March 31, 2007, the Company had an unsecured letter of credit in the amount of $1.0 million under the terms of the Company’s operating lease for its former Burlington, Massachusetts headquarters location. This letter of credit will be maintained through November 2011.
9. EARNINGS (LOSS) PER SHARE (EPS)
     Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.
     A reconciliation of the shares used to compute basic income per share from continuing operations to those used for diluted income per share from continuing operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Shares for basic computation	27,694	27,023
Options and warrants (treasury stock method)	1,299	538

Shares for diluted computation	28,993	27,561
     Stock options to purchase approximately 25,000 shares and 574,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively, because these options were anti-dilutive. The EPS calculation for 2006 has been revised to reflect the change in income from continuing operations due to the Company’s TDS segment now being accounted for as discontinued operations.

10. RESTRUCTURING
     The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 2007 (amounts in thousands):

	Employee
	Severance and	Facility
	Termination	Closing and
	Benefits	Related Costs	Total
Accrued restructuring balance at January 1, 2007	$59	$745	$804

Restructuring accrual	142	6	148
Cash payments	(42)	(89)	(131)

Accrued restructuring balance at March 31, 2007	$159	$662	$821
     The Company recorded restructuring charges of approximately $0.1 million during the three months ended March 31, 2007 and 2006. The restructuring charges primarily consisted of severance and termination benefits related to the reduction of general and administrative staff in the Company’s corporate departments. The restructuring charges related to the TDS business have been reported in income of discontinued operations.
     The facility closing and related costs balance represents lease obligations for locations that the Company has exited. The lease obligations represent the fair value of future lease commitment costs, net of actual and projected sublease rental income. The lease obligations extend through the year 2011. Management will review the sublease assumptions on a quarterly basis, until the outcome is finalized.
11. INCOME TAXES
     In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely –than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $1.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings of $0.7 million and a $0.4 million increase to long-term deferred tax asset.
     As of January 1, 2007, the Company has provided a liability for $2.1 million of unrecognized tax benefits related to various federal and state income tax matters which is classified as other long term tax liabilities in the Company’s balance sheet. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $1.4 million. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
     As of January 1, 2007, the Company has accrued $346,000 of interest related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest is $387,000. The Company accounts for interest related to uncertain tax positions as part of its provision for federal and state income taxes.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. With the exception of tax years 2001 and 2003 for U.S. federal, all other tax years 2001 through 2006 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions. In 2006, the Massachusetts Department of Revenue (Mass DOR) commenced an examination of the Company’s Massachusetts state income tax returns for 2001 and 2002, which is anticipated to be completed by the end of 2007. As of March 31, 2007, the Mass DOR has not proposed any significant adjustments to the Company’s tax positions and the Company does not anticipate the adjustments would result in a material change to its financial position.
     The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes. During the three months ended March 31, 2007, the Company recognized approximately $30,000 in interest. The Company had approximately $0.4 million for the payment of interest accrued at March 31, 2007.
     The Company provides for income taxes on an interim basis based on the full-year projected effective tax rate. The Company’s effective tax rate including discrete items, was 37% for the three months ended March 31, 2007, and 47% for the three months ended March 31, 2006. The income tax provision of $1.2 million for the three months ended March 31, 2007 reflects a current provision for federal, state and foreign taxes of $1.3 million and a $0.1 million discrete benefit related to the tax effect of disqualifying dispositions of incentive stock options as required by SFAS No. 123(R). The income tax provision of $0.4 million for the three months ended March 31, 2006 reflects a deferred federal and state provision attributable to amortization of intangibles for tax purposes with indefinite lives.

     At December 31, 2006, the Company released a significant portion of its deferred tax asset valuation allowance. At March 31, 2007, a valuation allowance of $9.1 million remains, which primarily relates to certain state net operating losses and tax credits, which the Company expects to expire or go unused within the respective carry-forward periods.
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The components of accumulated other comprehensive income (loss) include, unrealized gains and losses on short-term investments and foreign currency translation adjustments. Accumulated other comprehensive income consisted of (in thousands):

	March 31,	December 31,
	2007	2006
Unrealized gain (loss) on short-term investments	$—	$—
Foreign currency gain (loss)	173	171

Accumulated other comprehensive income (loss)	$173	$171

13. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company is evaluating the impact of SFAS 157 on its consolidated financial statements, which will become effective for the Company on January 1, 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits Companies to elect, at specified election dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. The Company is evaluating the impact of SFAS 159 on its consolidated financial statements, which will become effective for the Company on January 1, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     This Quarterly Report on Form 10-Q contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth under the heading “Risk Factors” in Part II., Item 1.A. below that may cause the actual results, performance and achievements of Authorize.Net to differ materially from those indicated by the forward-looking statements. Authorize.Net undertakes no obligation to update any forward-looking statements it makes.
     AIRPAY BY AUTHORIZE.NET, ALTALINKS, AUTHORIZE-IT, AUTHORIZE.NET, the Authorize.Net logo, AUTHORIZE.NET WHERE THE WORLD DOES BUSINESS ON THE WEB, AUTHORIZE.NET WHERE THE WORLD TRANSACTS, ECHECK.NET, FRAUDBUSTER, FRAUD CENTURION, FRAUDSCREEN.NET, FRAUD SENTINEL, LIGHTBRIDGE, the Lightbridge logo, and POCKET AUTHORIZE.NET are registered trademarks of Authorize.Net Holdings, Inc. and AUTHORIZE.NET VERIFIED MERCHANT SEAL, AUTHORIZE.NET YOUR GATEWAY TO IP TRANSACTIONS, AUTOMATED RECURRING BILLING, ECHECK, and FRAUD DETECTION SUITE are trademarks of Authorize.Net Holdings, Inc. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.
     The following discussion and analysis of our financial conditions and results of operations has been restated to give effect to the operations that were discontinued during 2007. See “Discontinued Operations” below.
Overview
     Effective April 27, 2007, we changed our corporate name by means of a merger of our wholly owned Delaware corporate subsidiary, Authorize.Net Holdings, Inc., with and into Lightbridge, Inc. The change of the corporate name does not have an effect on the presentation of the financial statements.
     With the sale of the TDS business, we solely operate in and focus on the payment processing business, which offers a transaction processing business that allows businesses to authorize, settle and manage credit card, electronic check and other electronic payment transactions online. The Payment Processing business consists of a set of Internet Protocol (IP) based payment processing gateway services that enable online and other merchants to authorize, settle, manage risk, and manage credit card or electronic check transactions via a variety of interfaces.
     Our IP-based payment processing solutions offer products and services to merchants in both the Card Not Present (CNP) (e-commerce and mail order/telephone order or MOTO) and Card Present (CP) (retail point-of-sale (POS) and mobile devices) segments of the U.S. credit card transaction processing market, eCheck.Net®. In addition, the payment processing solutions include an electronic check payment processing solution for merchants. The Payment Processing solutions are designed to provide secure transmission of transaction data over the Internet and manage submission of this payment information to the credit card and Automated Clearing House (ACH) processing networks. We provide our Payment Processing solutions primarily through a network of outside sales partners, Independent Sales Organizations (ISOs), and merchant bank partners.
     Revenues are derived from our credit card processing and ACH processing services, and other services (collectively, “revenues”). Our revenues are based on a one-time set up fee, monthly gateway fees, and fees per transaction. Transaction fees are recognized in the period in which the transaction occurs. Gateway fees are monthly subscription fees charged to our merchant customers for the use of our payment gateway. Gateway fees are recognized in the period in which the service is provided. Set-up fees represent one-time charges for initiating our processing services. Although these fees are generally paid to us at the commencement of the agreement, they are recognized ratably over the estimated average life of the merchant relationship, which is determined through a series of analyses of active and deactivated merchants.
Operating Segments
     In our Quarterly Report on Form 10-Q, for the three months ended March 31, 2006, we reported segment information for the Telecom Decisioning Services (TDS) business as a separate segment. The TDS business consisted of our customer qualification and acquisition, risk management and authentication services, delivered primarily on an outsourced or service bureau basis, together with our TeleServices offerings. We sold the TDS business on February 20, 2007. Accordingly, the operating results and financial condition of the TDS segment have been included as part of the financial results from discontinued operations in the accompanying condensed consolidated financial statements. We view our operations and manage our continuing business as one operating segment.
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
     We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. A full discussion of the following accounting policies is included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer the reader to that discussion.
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Share-Based Compensation

•	Internal-use Software

•	Impairment of Long-Lived Assets

•	Restructuring Estimates

•	Goodwill and Acquired Intangible Assets
We updated our critical accounting policies during the three months ended March 31, 2007 as follows:
     Income Taxes and Deferred Taxes. Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“ FIN 48”). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
     We assessed all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are evaluating the impact of SFAS 157 on our consolidated financial statements, which will become effective for us on January 1, 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits Companies to elect, at specified election dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. We are evaluating the impact of SFAS 159 on our consolidated financial statements, which will become effective for us on January 1, 2008.

     Results of Operations
Quarter Ended March 31, 2007 Compared with Quarter Ended March 31, 2006.
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	March 31
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	23.8	21.5

Gross profit	76.2	78.5
Operating expenses:
Engineering and development	8.7	10.3
Sales and marketing	31.1	33.2
General and administrative	25.7	34.7
Restructuring charges	0.9	0.8

Total operating expenses	66.4	79.0

Income from operations	9.8	(0.5)
Other income, net	10.5	7.5
Provision for income taxes	7.5	3.3
Income from continuing operations	12.8	3.7
Income from discontinued operations, net of income tax	(0.9)	8.4

Net income	11.9%	12.1%

     Revenues. Revenues and certain revenue comparisons for the quarters ended March 31, 2007 and 2006 were as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,	$	%
	2007	2006	Difference	Difference
	(Dollars in thousands)
Revenues	$16,314	$13,453	$2,861	21.3%

     Revenues were approximately $16.3 million and $13.5 million during the quarters ended March 31, 2007 and 2006, respectively. This represented an increase of $2.9 million or 21.3% compared to the same period in the prior year. The increased revenues were primarily the result of an increase in the number of merchants and the volume of transactions processed. In the near term, we expect revenues to continue to increase.
     Cost of Revenues and Gross Profit. Cost of revenues, gross profit and certain comparisons for the quarters ended March 31, 2007 and 2006 were as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,	$	%
	2007	2006	Difference	Difference
	(Dollars in thousands)
Cost of revenues	$3,890	$2,888	$1,002	34.7%

Gross profit $:	12,424	10,565	1,859	17.6%
Gross profit %:	76.2%	78.5%	(2.3)

     Cost of revenues consists primarily of expenses associated with the delivery, maintenance and support of our products and services, including personnel costs, communication costs, such as high-bandwidth Internet access, systems and networks, transactional processing fees, customer care costs, as well as depreciation and amortization of server equipment, capitalized software, and acquired intangible assets. In the future, cost of revenues may vary as a percentage of total revenues as a result of a number of factors, including changes in the volume of transactions processed and additional operations and customer support personnel costs to support the new merchants added during the year.
     The increase in cost of revenues was primarily due to an increase in personnel and consulting expenses of $0.6 million and transactional processing fees of $0.3 million. The increase in personnel and consulting expenses was due to the increased personnel required to support the increase in the number of merchants. The increase in processing fees was due to the increase in the number of transactions processed.
     The increase in gross profit of $1.9 million compared to the prior year was due to the increase in revenues. The decrease of gross profit percentage was primarily due to the timing of hiring of personnel and consultants. In the near term, we expect the gross profit percentage to remain in the mid to upper 70% range.
     Operating Expenses. Operating expenses and certain operating expense comparisons for the three months ended March 31, 2007 and 2006 were as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,	$	%
	2007	2006	Difference	Difference
		(Dollars in thousands)
Engineering and development	$1,414	$1,387	$27	1.9%
Sales and marketing	5,076	4,464	612	13.7
General and administrative	4,187	4,665	(478)	(10.2)
Restructuring charges and related asset impairments	148	114	34	29.8

Total	$10,825	$10,630	$195	1.8%

     Engineering and Development. Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. Engineering and development expenses were approximately $1.4 million in each of the quarters ended March 31, 2007 and 2006.
     We expect engineering and development expenses for the quarter ending June 30, 2007 to increase due to a planned increase in the level of funded development in our gateway technology and refinements to our other product and service offerings.
     Sales and Marketing. Sales and marketing expenses consist primarily of commissions paid to outside sales agents, salaries, commissions and travel expenses of direct sales and marketing personnel, and costs associated with advertising, trade shows and conferences. The increase of $0.6 million in sales and marketing expenses in the quarter ended March 31, 2007, as compared with the same quarter in 2006, was due to the increase in expenses for sales agent commissions resulting from higher revenues.
     We expect that sales and marketing expenses for the quarter ending June 30, 2007 will continue to increase with growth in revenues as a result of greater sales agent commissions associated with these revenues. We also expect to incur expenses in the quarter ending June 30, 2007 related to a trade show that occurs in the second quarter of 2007.
     General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, legal, human resources and administrative personnel and fees for certain outside professional services. The decrease of $0.5 million in general and administrative expenses, as compared to the same quarter in 2006, was due primarily to lower costs associated with share-based compensation expense, which was partially offset by $0.5 million in accelerated depreciation related to our exit of the Burlington, Massachusetts former corporate headquarters.
     We expect a decrease in the level of general and administrative expenses in the quarter ending June 30, 2007 from the first quarter of 2007 as a result of reductions of general and administrative staff related to the sale of the TDS business. Additionally, we expect lower facility costs related to our corporate headquarters as a result of our relocation to Marlborough, Massachusetts in the second quarter of 2007.
   Restructuring charges.
     We recorded restructuring charges of approximately $0.1 million during the three months ended March 31, 2007 and 2006. The restructuring charges during the three months ended March 31, 2007 and March 31, 2006 were due to severance and termination benefits related to the reduction of general and administrative staff in our corporate departments. We expect to incur $0.1 million to $0.2 million in restructuring costs during the second quarter of 2007 for additional staff reductions in these areas. The restructuring charges related to the TDS business have been reported in income of discontinued operations.
     Other Income, Net. Other income, net and certain other income net expense comparisons for the three months ended March 31, 2007 and 2006 were as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,	$	%
	2007	2006	Difference	Difference
	(Dollars in thousands)
Other income net	$1,705	$1,010	$695	68.8%

     Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net increased by $0.7 million in the quarter ended March 31, 2007 in comparison with the same period in 2006. This increase in interest income was primarily due to our higher cash balance and an increase in the prevailing interest rates.
     Provision for Income Taxes. Provision for income taxes and certain provision for income taxes comparisons for the three months ended March 31, 2007 and 2006 were as follows:

	Quarter Ended	Quarter Ended
	March 31,	March 31,	$	%
	2007	2006	Difference	Difference
		(Dollars in thousands)
Provision for income taxes	$1,218	$448	$770	171.9%

     We provide for income taxes on an interim basis based on the full-year projected effective tax rate. Our effective tax rate including discrete items was 37% in the first quarter of 2007, as compared to 47% for the first quarter of 2006. The income tax provision for the three months ended March 31, 2007 of $1.2 million reflects a current provision for federal, state and foreign taxes of $1.3 million and a $0.1 million discrete benefit related to the tax effect of disqualifying disposition of incentive stock options as required by SFAS No. 123(R). The income tax provision for the three months ended March 31, 2006 of $0.4 million reflects a deferred federal and state provision attributable to amortization of intangibles for tax purposes with indefinite lives. At March 31, 2007, a valuation allowance of $9.1 million remains, which primarily relates to certain state net operating losses and tax credits which the Company expects to expire or go unused within the respective carry-forward periods.
     In the near term, we expect our annual effective tax rate for the remaining quarters of 2007 to remain relatively consistent with the first quarter’s rate excluding the effect of discrete items recorded as a result of the adoption of SFAS No. 123(R) and FIN 48. The effective tax rate including the discrete items could be volatile depending on the nature and timing of the dispositions of incentive stock options, the exercise of nonqualified stock options, and the resolution of uncertain tax positions.
Discontinued Operations
     TDS Segment — On February 20, 2007, we sold certain assets related to the TDS business for $2.5 million in cash plus assumption of certain contractual liabilities. We recorded a net gain on the sale of TDS of $1.4 million during the three months ended March 31, 2007. Prior to the sale, TDS had been reported as a separate segment. This business has been reported as a discontinued operation in the unaudited condensed consolidated financial statements for the three months ended March 31, 2007.
     Instant Conferencing Segment — On August 17, 2005, we and America Online, Inc. mutually agreed to terminate our master services agreement under which we provided our GroupTalk instant conferencing services to America Online, Inc. We subsequently terminated all of the outsourcing agreements and ceased operations of the Instant Conferencing segment in the third quarter of 2005. In the quarter ended March 31, 2006, we recorded $0.5 million in net income from discontinued operations related to the Instant Conferencing segment, which represented a refund received for previously paid telecommunications costs.
     INS Segment — On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, which included our PrePay IN product and related services, to VeriSign, Inc. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign and $0.25 million is being held by us as a liability to VeriSign, until certain representations and warranties expire and will be recorded as a gain, net of indemnity claims at that time. In addition, a liability has been established of $0.45 million in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if we were to purchase an insurance policy to cover up to $5.0 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. We periodically verify that the $0.45 million liability is appropriate. The $0.25 million and $0.45 million are classified as other long-term liabilities on our unaudited condensed consolidated balance sheet. Such representations and warranties extend for a period of two years and expire on June 14, 2007. As of March 31, 2007, based on notification the Company received from VeriSign, Inc. asserting that we are obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign, the liability is still appropriate. We cannot predict the outcome of this matter at this time and we presently are not a party to the litigation.
     We recorded a loss from discontinued operations of $0.1 million and income from discontinued operations of $1.1 million for the three months ended March 31, 2007 and March 31, 2006, respectively. The loss from discontinued operations during the three months ended March 31, 2007 includes a loss from the TDS operations of $1.5 million partially offset by the gain on the sale of TDS assets of $1.4 million. The income from discontinued operations during the three months ended March 31, 2006 includes income from TDS operations of $0.6 million and a refund of $0.5 million received for previously paid telecommunications costs that related to the Instant Conferencing segment.

Liquidity and Capital Resources
     As of March 31, 2007, we had cash and cash equivalents of $122.7 million, which included $8.9 million of cash due to merchants related to our payment processing business. Our cash and cash equivalents increased $6.5 million from $116.2 million at March 31, 2006. We believe that our current cash and short-term investment balances will be more than sufficient to finance our operations and capital expenditures for the next twelve months. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, additional acquisitions or investments, divestitures, restructuring or obligations associated with the closure of facilities or exit from product or service lines, and the sustained profitability of our operations. We may also require additional cash in the future to finance growth initiatives including acquisitions.
     For the quarter ended March 31, 2007, we generated $3.0 million in cash from operating activities of continuing operations, and $4.2 million in cash from financing activities, and used $1.6 million of cash from investing activities. We also generated cash from investing activities of discontinued operations of $1.7 million, and used $0.7 million of cash from operating activities of discontinued operations.
     Our capital expenditures totaled $1.6 million for the quarter ended March 31, 2007. The capital expenditures during this period were principally associated with computer equipment and software for our network infrastructure and customer support activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2012.
     Our primary contractual obligations and commercial commitments consist of operating leases and income tax contingencies. Our future minimum payments due under operating leases, including facilities affected by restructurings and income tax contingencies, as of March 31, 2007, are as follows:

					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Contractual Obligations	$14,904	$2,948	$7,764	$4,090	$102
     We typically agree to indemnify our customers and distributors for any damages, expenses or settlement amounts resulting from claimed infringement of intellectual property rights of third parties, our landlords for any expenses or liabilities resulting from our use of the leased premises, occurring on the leased premises or resulting from the breach of our obligations under the leases related to the leased premises, and purchasers of assets or businesses we have sold for any expenses or liabilities resulting from our breach of any representations, warranties or covenants contained in the purchase and sale agreements associated with such sales including, without limitation, that the assets sold do not infringe on the intellectual property rights of third parties. While we maintain insurance that may provide limited coverage for certain warranty and indemnity claims, such insurance may cease to be available to us on commercially reasonable terms or at all.
     At March 31, 2007, we were holding funds in the amount of $8.9 million due to merchants comprised of $6.9 million held for our eCheck.Net® product and $2.0 million held for our IPS product. The funds are included in both cash and cash equivalents and the funds due to merchants liability on our consolidated balance sheet. We hold merchant funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The $2.0 million held for IPS includes funds from processing both credit card and Automated Clearing House (ACH) transactions. IPS credit card funds are held for approximately two business days; IPS ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
     In addition, we have $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of eCheck.Net® transactions returned or charged back exceeds the balance on deposit with the financial institution. This amount is classified as restricted cash in the Company’s balance sheet. To date, the deposit has not been applied to offset any deficit balance, and we believe that the likelihood of incurring a deficit balance with the financial institution due to the amount of transactions returned or charged back is remote. The deposit will be held continuously for as long as we utilize the ACH processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.
     At March 31, 2007, we had an unsecured letter of credit in the amount of $1.0 million per the terms of our operating lease for our former Burlington, Massachusetts headquarters.
Off-Balance Sheet Arrangements
     As of March 31, 2007, we had no off-balance sheet arrangements other than operating lease obligations.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
     Item 1A. Risk Factors
Risk Factors
     You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the factors disclosed in our 2006 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(d)Maximum
Dollar Value
			(c)Total Number of	of Shares
	(a)Total	(b)Average	Shares	that May
	Number	Price	Purchased as	Yet Be Purchased
	of Shares	Paid per	Part of Publicly	under the Plan
Period	Purchased	Share	Announced Plan	(in thousands)
January 1, 2007 – January 31, 2007	—	—	—	—
February 1, 2007 – February 28, 2007 (1)	447	$16.00	—	—
March 1, 2007 – March 31, 2007	—	—	—	—

Total	447	$16.00	—	$15,000

(1)	Represents shares of stock surrendered by Authorize.Net employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards
     In September 2006, our Board of Directors authorized a stock repurchase program of up to $15.0 million allowing us to repurchase shares of our outstanding common stock in the open market or through private transactions from time to time depending on market conditions. As of May 8, 2007, the Company has not made any repurchases under this program.

Item 6. Exhibits
(a) Exhibits

		Filed with	Incorporated by Reference
		this			Exhibit
Exhibit No.	Description	Form 10-Q	Form	Filing Date	No.
3.1	Amended and Restated Certificate of Incorporation		S-1	August 27, 1996	3.2

3.2	Amended and Restated By-Laws		S-1	June 21, 1996	3.4

3.3	Amendment to Amended and Restated By-Laws, adopted October 29, 1998		10-Q	November 13, 1998	3.1

3.4	Certificate of Ownership and Merger of Authorize.Net Holdings Inc. with and into Lightbridge, Inc.		8-K	April 30, 2007	3.1

4.2	Rights Agreement dated November 14, 1997 with American Stock Transfer and Trust Company as Rights Agent		8-A	November 21, 1997	1

4.3	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock		8-A	November 21, 1997	A

4.4	Form of Rights Certificate		8-A	November 21, 1997	B

4.5	Amendment No.1 to Rights Agreement		8-K	January 30, 2007	4.1

10.1	Amendment to Employment Agreement dated January 12, 2007 with Robert E. Donahue		10-K	March 15, 2007	10.20

10.2	Asset Purchase Agreement dated February 20, 2007		10-K	March 15, 2007	10.36

10.3	Incentive Plan dated January 1, 2007		10-K	March 15, 2007	10.37

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Sublease Agreement dated as of February 8, 2007 by and between Lightbridge, Inc. and By Appointment Only, Inc. as amended		8-K/A	March 14, 2007	99.1

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Authorize.Net Holdings, Inc.

Date: May 10, 2007	By:	/s/ Timothy C. O’Brien

Timothy C. O’Brien
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting
Officer)