Form 10-Q
period 2007-06-30
Authorize.Net Holdings, Inc.
filed 2007-07-27
CIK 1017172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 25, 2007, there were 28,234,011 shares of the registrant’s common stock, $.01 par value, outstanding.

AUTHORIZE.NET HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUTHORIZE.NET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$130,915	$116,172
Accounts receivable, net	2,827	2,894
Deferred tax assets	4,690	4,690
Other current assets	1,199	1,250
Current assets of discontinued operations	82	2,737

Total current assets	139,713	127,743
Property and equipment, net	5,427	4,385
Other assets, net	401	418
Restricted cash	500	500
Goodwill	57,628	57,628
Intangible assets, net	14,166	15,582
Deferred tax assets	16,123	15,655
Non-current assets of discontinued operations	—	563

Total assets	$233,958	$222,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,978	$1,238
Accrued compensation and benefits	1,963	3,135
Other accrued liabilities	3,696	4,489
Deferred rent	162	606
Deferred revenues	2,518	2,218
Funds due to merchants	9,920	8,751
Accrued restructuring	1,163	804
Current liabilities of discontinued operations	549	2,536

Total current liabilities	21,949	23,777
Deferred rent, less current portion	411	1,957
Deferred tax liabilities	7,065	4,754
Accrued restructuring, less current portion	971	—
Other long-term tax liabilities	2,187	—
Deferred revenues, less current portion	965	971
Other long-term liabilities	700	700

Total liabilities	34,248	32,159

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 31,669,711 and 30,888,910 shares issued and 28,228,911 and 27,448,926 shares outstanding at June 30, 2007 and December 31, 2006, respectively	317	309
Additional paid-in capital	184,318	178,196
Accumulated other comprehensive income	186	171
Retained earnings	35,700	32,437
Treasury stock, at cost	(20,811)	(20,798)

Total stockholders’ equity	199,710	190,315

Total liabilities and stockholders’ equity	$233,958	222,474

See notes to unaudited condensed consolidated financial statements.

AUTHORIZE.NET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$17,227	$13,917	$33,541	$27,370

Cost of revenues	4,113	2,893	8,003	5,781

Gross profit	13,114	11,024	25,538	21,589

Operating expenses:
Engineering and development	1,606	1,280	3,020	2,667
Sales and marketing	5,236	4,614	10,312	9,078
General and administrative	4,424	5,700	8,611	10,365
Restructuring charges	93	—	241	114

Total operating expenses	11,359	11,594	22,184	22,224

Income (loss) from operations	1,755	(570)	3,354	(635)

Other income, net	1,670	1,099	3,375	2,109

Income from continuing operations before provision for income taxes	3,425	529	6,729	1,474

Provision for income taxes	1,419	72	2,637	520

Income from continuing operations	2,006	457	4,092	954

Discontinued operations, net of income taxes:
Gain on sale of TDS assets, net of income tax	—	—	1,436	—
Income (loss) from discontinued operations, net of income tax	—	397	(1,581)	1,532

Total discontinued operations, net of income taxes	—	397	(145)	1,532

Net income	$2,006	$854	$3,947	$2,486

Net income (loss) per common shares (basic):
From continuing operations	$0.07	$0.02	$0.15	$0.04
From discontinued operations	—	0.01	(0.01)	0.05

Net income per common share (basic)	$0.07	$0.03	$0.14	$0.09

Net income per common share (diluted):
From continuing operations	$0.07	$0.02	$0.14	$0.04
From discontinued operations	—	0.01	—	0.05

Net income per common share (diluted):	$0.07	$0.03	$0.14	$0.09

Basic weighted average shares	28,166	27,243	27,932	27,134

Diluted weighted average shares	29,205	28,331	29,112	28,059

See notes to unaudited condensed consolidated financial statements.

AUTHORIZE.NET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,947	$2,486
Income (loss) from discontinued operations	(145)	1,532

Income from continuing operations	4,092	954

Adjustments to reconcile net income to net cash provided by operating activities for continuing operations:
Depreciation and amortization	3,265	2,523
Loss on disposal of property and equipment	35	—
Deferred income taxes	2,311	479
Share-based compensation expense	1,076	2,446

Changes in assets and liabilities:
Accounts receivable	67	(214)
Other assets	68	(92)
Accounts payable and accrued liabilities	(2,072)	(1,502)
Funds due to merchants	1,169	1,343
Deferred rent	(115)	(267)
Deferred revenues	294	358
Other long-term tax liabilities	61	—

Net cash provided by operating activities of continuing operations	10,251	6,028

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(2,621)	(961)
Purchase of short-term investments	—	(520)
Proceeds from sales and maturities of short-term investments	—	291

Net cash used in investing activities for continuing operations	(2,621)	(1,190)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	4,974	3,400
Repurchase of restricted common stock	(13)	—

Net cash provided by financing activities of continuing operations	4,961	3,400

Effects of foreign exchange rate changes on cash and cash equivalents	15	(11)

Net cash provided by operating activities of discontinued operations	484	5,347
Net cash provided by (used in) investing activities of discontinued operations	1,653	(384)

Net increase in cash and cash equivalents	14,743	13,190
Cash and cash equivalents, beginning of period	116,172	83,120

Cash and cash equivalents, end of period	$130,915	$96,310

See notes to unaudited condensed consolidated financial statements.

AUTHORIZE.NET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Effective April 27, 2007, Lightbridge, Inc. (“Lightbridge”) changed its corporate name to Authorize.Net Holdings, Inc. The change of the corporate name does not have an effect on the basis of presentation.
     The accompanying unaudited condensed consolidated financial statements include the accounts of Authorize.Net Holdings, Inc. and subsidiaries (collectively, “Authorize.Net” or the “Company”). Authorize.Net believes that the unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of Authorize.Net’s financial position, results of operations and cash flows at the dates and for the periods indicated. Although certain information and disclosures normally included in Authorize.Net’s annual financial statements have been omitted, Authorize.Net believes that the disclosures provided are adequate to make the information presented not misleading. Results of interim periods may not be indicative of results for the full year or any future periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Authorize.Net’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. MERGER AGREEMENT WITH CYBERSOURCE
     On June 17, 2007, Authorize.Net, CyberSource Corporation (“CyberSource”), Congress Acquisition-Sub, Inc., and Congress Acquisition Sub 1, LLC entered into an Agreement and Plan of Reorganization (the “Agreement”) whereby CyberSource agreed to acquire Authorize.Net. Under the Agreement, the Authorize.Net shareholders will receive 1.1611 shares of CyberSource common stock for every share of Authorize.Net common stock. Additionally, Authorize.Net shareholders will receive a pro-rata share of $125.0 million in the form of a cash payment and cash in lieu of fractional shares. The Agreement was approved by the boards of directors of both Authorize.Net and CyberSource. Consummation of the merger is subject to a number of customary conditions, including, but not limited to (i) the approval of the mergers pursuant to the Agreement by the stockholders of Authorize.Net, (ii) the approval of the issuance of CyberSource common stock (the “Stock Issuance”) in connection with the merger by the stockholders of CyberSource, (iii) the effectiveness of a Form S-4 registration statement to be filed by CyberSource and (iv) receipt of the requisite approvals of the merger by the applicable regulatory agencies.
     If the Agreement is terminated under certain circumstances specified in the Agreement, Authorize.Net or CyberSource will be required to pay the other a termination fee of $17.0 million.
     Subject to meeting the conditions and approvals, the merger is expected to close early in the fourth quarter of 2007. Selling, general and administrative expenses for the three and six months ended June 30, 2007 include $908,000 of acquisition costs, related to the pending merger.
3. DISCONTINUED OPERATIONS
Telecom Decisioning Services (TDS) Business
     On February 20, 2007, the Company sold certain assets related to its Telecom Decisioning Services (TDS) business to Vesta Corporation (“Vesta”) for $2.5 million in cash plus assumption of certain contractual liabilities. The Company recorded a net gain on the sale of its TDS business of $1.4 million, net of tax of $0.8 million during the six months ended June 30, 2007, which has been presented as a gain on sale of discontinued operations.
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
Instant Conferencing Business
     In the first quarter of 2005, the Company made the decision to no longer actively market or sell its GroupTalk product and took actions to outsource the continuing operations of its Instant Conferencing business. On August 17, 2005, the Company and America Online, Inc. mutually agreed to terminate the master services agreement under which the Company provided our GroupTalk instant conferencing services to America Online, Inc. Authorize.Net subsequently terminated all of the outsourcing agreements for its GroupTalk services and ceased operations of the Instant Conferencing business in the third quarter of 2005. In the six months ended June 30, 2006, the Company recorded $0.5 million in net income from discontinued operations related to the Instant Conferencing segment, which represented a refund received for previously paid telecommunications costs.

Summarized financial information for the discontinued operations are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Results of operations:
Net revenues	$—	$11,306	$1,316	$24,395
Total expenses	—	10,898	3,846	22,800

(Benefit) provision for income taxes	—	11	(949)	63

Income (loss) from discontinued operations	—	397	(1,581)	1,532

Gain on sale of TDS business, net of income taxes	—	—	1,436	—

Total discontinued operations, net of income taxes	$—	$397	$(145)	$1,532

     The Company has classified the remaining assets and liabilities, principally consisting of accounts receivable, trade payables and restructuring accruals, from the TDS business as assets and liabilities of discontinued operations. The Company anticipates that all accounts receivable and trade payables will be collected and paid by the end of September 2007. The Company anticipates that the restructuring accruals will be paid by the end of 2007.
     The following table presents the carrying amounts of major classes of assets and liabilities relating to the TDS business at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(In thousands)
Assets:

Accounts receivable, net	$43	$2,116

Other current assets	39	621

Total current assets of discontinued operations	82	2,737

Property and equipment, net	—	522

Other assets	—	41

Total non-current assets of discontinued operations	—	563

Total assets of discontinued operations	$82	$3,300

Liabilities:

Accounts payable and accrued liabilities	$549	$2,359

Deferred revenue	—	177

Total current liabilities of discontinued operations	549	2,536

Total liabilities of discontinued operations	$549	$2,536

Intelligent Network Solutions (INS) Business
     On April 25, 2005, the Company announced that it had entered into an asset purchase agreement for the sale of its INS business, which included its PrePay IN product and related services, to VeriSign, Inc. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign, and $0.25 million is being held by the Company as a liability to VeriSign, until certain representations and warranties expire and will be recorded as a gain, net of indemnity claims at that time including the indemnification claim of VeriSign disclosed below. In addition, a liability has been established of $0.45 million in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if the Company were to purchase an insurance policy to cover up to $5.0 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. The Company periodically verifies that the $0.45 million liability is appropriate. The $0.25 million and $0.45 million are classified as other long-term liabilities on the Company’s consolidated balance sheet. The intellectual property representations and warranties expired on June 14, 2007. However, as of June 30, 2007, based on notification the Company received from VeriSign before expiration of such representation and warranties asserting that the Company is obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign, the long-term liability presentation is still appropriate. The Company cannot predict the outcome of this matter at this time and it is presently not a party to the litigation.
4. SHARE-BASED COMPENSATION
     Stock Incentive Plans — The Company awards stock options and restricted share awards under the 2004 Stock Incentive Plan (2004 Plan). Options are granted with an exercise price of not less than the common stock’s market value at the date of grant. Options generally have a four-year graded vesting and have 10-year contractual terms. Certain option and plan awards provide for accelerated vesting based on stock price performance or if there is a change in control (as defined in the 2004 Plan). During the quarter ended June 30, 2007, the 1997 Stock Incentive Plan and Restricted Stock Purchase Plan expired. As a result, options to purchase 1.6 million shares were not granted. At June 30, 2007, 3.1 million shares were available for grant, under the 2004 Stock Incentive Plan.
     Employee Stock Purchase Plan — On June 14, 1996, the Board authorized and the stockholders approved the adoption of the 1996 Employee Stock Purchase Plan (ESPP Plan). The ESPP Plan provided for the sale of up to 600,000 shares of the Company’s common stock to employees. Employees could have up to 6% of their base salary withheld through payroll deductions to purchase common stock during semi-annual offering periods. The purchase price of the stock was the lower of 85% of (i) the fair market value of the common stock on the enrollment date (the first day of the offering period), or (ii) the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after February 1 and terminating on the last trading day in the following July, and (b) on the first trading day on or after August 1 and terminating on the last trading day in the following January.
     During the six months ended June 30, 2006, the Company issued approximately 20,000 shares under the ESPP Plan. The ESPP Plan was terminated upon expiration of the offering period on January 31, 2006.
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
     The following table presents share-based compensation expense included in the Company’s consolidated statement of operations (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$27	$14	$38	$33
Engineering and development	91	45	152	113
Sales and marketing	32	20	52	43
General and administrative	438	963	834	2,257

Share-based compensation expense	$588	$1,042	$1,076	$2,446
     During 2005, the Company granted stock options to certain executive officers that provide for vesting of the options upon the achievement of stock price performance. As of June 30, 2007, all of these options vested because the average closing price of the

Company’s common stock reached the required vesting target price of $17.50, $15.00, $12.50 and $10.00, for over 20 consecutive trading days. The Company recognized approximately zero and $0.1 million of share-based compensation expense related to these options during the three months ended June 30, 2007 and June 30, 2006, respectively. The Company recognized approximately $0.1 and $1.1 million of share-based compensation expense related to these options during the six months ended June 30, 2007 and June 30, 2006, respectively. The Company will not incur any additional expense related to these options.
     The Company generally estimates the fair value of options granted using the Black-Scholes option valuation model. It estimates the volatility of the Company’s common stock at the date of grant based on its historical volatility rate, consistent with Staff Accounting Bulletin No. 107 (SAB 107). The Company’s decision to use historical volatility is based upon the absence of actively traded options on its common stock and its assessment that historical volatility is more representative of future stock price trends than implied volatility. The Company estimates the expected term to be consistent with the simplified method identified in SAB 107 for share-based awards granted during the six months ended June 30, 2007. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The dividend yield assumption is based on historical and expected dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s employee options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the vesting period of the options.
     The Company used the following assumptions to estimate the fair value of share-based payment awards:

	Six Months Ended
	June 30,
	2007	2006
Expected term (years)	6.25	6.25
Expected volatility	47% - 62%	60%-62%
Risk-free interest rate (range)	4.3 - 5.2%	4.3 - 5.2%
Expected dividend yield	0.0%	0.0%
Share Awards
     The value of restricted share awards is determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based non-vested share activity for the six months ended June 30, 2007:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested at January 1, 2007	26,250	$13.17
Granted	—	—
Vested	3,750	13.17
Forfeited	—	—

Non-vested at June 30, 2007	22,500	$13.17

     The following table presents activity under all stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In thousands)
Outstanding at January 1, 2007	2,995	$7.29
Granted	571	16.08
Exercised	(777)	6.40
Forfeited or expired	(318)	8.83

Outstanding at June 30, 2007	2,471	$9.29	7.85	$21,329
Vested or expected to vest at June 30, 2007	2,215	8.95	7.73	19,990
Options exercisable at June 30, 2007	1,162	7.24	7.05	12,473

     The following table sets forth information regarding options outstanding at June 30, 2007:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining		Exercise
		Average	Contractual	Number	Price for
Number of	Range of	Exercise	Life	Currently	Currently
Options	Exercise Prices	Price	(Years)	Exercisable	Exercisable
(In thousands)				(In thousands)
504	$3.75 – 5.50	$4.58	7.07	371	$4.36
510	5.60 – 6.11	6.05	7.30	314	6.03
434	6.16 – 8.80	6.81	7.29	220	7.07
423	8.93 – 13.17	11.63	7.85	171	11.03
68	13.99 – 15.56	14.54	9.30	32	14.05
532	16.10 – 37.20	16.38	9.38	54	18.61

2,471	$3.75 – 37.20	$9.29	7.85	1,162	$7.24

     The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was $8.70. The intrinsic value of options exercised during the six months ended June 30, 2007 was $7.7 million.
     As of June 30, 2007, there was $7.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock plans including non-vested restricted share awards, which is expected to be recognized over a weighted-average period of 3.11 years.
     The Company received $5.0 million in cash from option exercises for the six months ended June 30, 2007. The Company has excess tax benefits of $3.2 million that will be recorded as a credit to additional paid-in capital when realized based upon the “with-and-without” method. The Company has net operating loss carry-forwards that are sufficient to offset taxable income. Under the with-and-without method, an excess tax benefit will be realized when the excess share-based compensation deduction provides the Company with incremental benefit by reducing the current year’s taxes payable.

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
     In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company reported segment information for the TDS business as a separate segment. The operating results and financial condition of the TDS segment have been included as part of the financial results from discontinued operations in the accompanying condensed consolidated financial statements. See Note 3, Discontinued Operations, for additional information about this business.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
     The Company’s goodwill balance of $57.6 million is related to the acquisition of Authorize.Net Corp. from Infospace, Inc. There were no adjustments to goodwill during the six months ended June 30, 2007.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to analyze the carrying value of goodwill and other intangible assets against the estimated fair value of those assets for possible impairment on an annual basis. If impairment has occurred, the Company will record a charge in the amount by which the carrying value of the assets exceeds their estimated fair value. On March 31, 2007, the Company performed the annual impairment test of goodwill. A comparison of the Company’s market capitalization to the carrying amount of net assets indicated that the goodwill and trademarks were not impaired as of March 31, 2007. There have been no events since March 31, 2007 that would require us to perform an additional assessment of goodwill.
Intangible Assets
     Acquired intangible assets related to the acquisition of Authorize.Net Corp. from Infospace, Inc. include outside sales partner network, merchant customer base, existing technology, processor relationships and trademarks. The outside sales partner network and the processor relationships are amortized over twelve years. The merchant customer base and the existing technology are amortized over five years. Trademarks are not amortized, but are evaluated on an annual basis for impairment.
     The components of acquired intangible assets are as follows (dollars in thousands):

	June 30, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Amortizable intangible assets:
Outside sales partner network	$9,300	($2,519)	$6,781	$9,300	($2,131)	$7,169
Merchant customer base	7,000	(4,550)	2,450	7,000	(3,850)	3,150
Existing technology	3,162	(2,046)	1,116	3,162	(1,730)	1,432
Processor relationships	300	(81)	219	300	(69)	231

Unamortized intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600

	$23,362	($9,196)	$14,166	$23,362	($7,780)	$15,582

     Amortization expense for intangible assets totaled $708,000 for the three months ended June 30, 2007 and 2006. Amortization expense for intangible assets totaled $1.4 million for the six months ended June 30, 2007 and 2006.

     As of June 30, 2007, expected future intangible asset amortization was as follows (in thousands):

Fiscal Years:
2007 (remaining six months)	$1,416
2008	2,833
2009	1,317
2010	800
2011	800
Thereafter	3,400

$10,566
7. FUNDS DUE TO MERCHANTS AND RESTRICTED CASH
     At June 30, 2007, the Company was holding funds in the amount of $9.9 million due to merchants comprised of $7.5 million held for Authorize.Net’s eCheck.Net ® service and $2.4 million held for Authorize.Net’s Integrated Payment Solution (IPS) product. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. Authorize.Net typically holds eCheck.Net funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The $2.4 million held for IPS includes funds from processing both credit card and Automated Clearing House (ACH) transactions. IPS credit card funds are held for approximately two business days; IPS ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
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
8. COMMITMENTS AND CONTINGENCIES
     Leases—As of June 30, 2007, the Company’s primary contractual obligations and commercial commitments are under its operating leases and a letter of credit. The Company maintains a letter of credit in the amount of $1.0 million, as required for security under the operating lease for its former corporate headquarters in Burlington, Massachusetts, which has been subleased.
     The Company has non-cancelable operating lease agreements for office space and certain equipment. These lease agreements expire at various dates through 2012 and certain of them contain provisions for extension on substantially the same terms as are currently in effect.
     Future minimum payments under operating leases, including facilities affected by restructurings and the Company’s new and former headquarters leases, consisted of the following at June 30, 2007 (amounts in thousands):

Operating
Leases
Remainder of 2007	$1,933
2008	3,058
2009	2,561
2010	2,235
2011	1,855
Thereafter	101

Total minimum lease payments	$11,743

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
     The Company established a liability of $0.45 million in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if the Company were to purchase an insurance policy to cover up to $5.0 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. Such representations and warranties extended for a period of two years and expired on June 14, 2007. However, as of June 30, 2007, based on notification the Company received from VeriSign before expiration of such representation and warranties asserting that the Company is obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign, the long-term liability presentation is still appropriate.
     Litigation —In connection with the sale of the Company’s INS business to VeriSign on June 14, 2005, the Company agreed to indemnify VeriSign for up to $5.0 million in damages incurred for potential breaches of its intellectual property representations and warranties in the asset purchase agreement. The intellectual property representations and warranties expired on June 14, 2007. The Company received notification from VeriSign prior to the expiration of such representations and warranties asserting that the Company is obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign that alleges VeriSign is infringing certain patents of the plaintiff. VeriSign asserts that the Company’s obligation to indemnify it arises in connection with the sale by the Company to VeriSign of certain assets related to the Company’s INS business unit, including the Company’s Prepay IN software, which VeriSign acquired in April 2005. The Company objected to VeriSign’s claim and has asked for additional information, which it has not yet received. The Company cannot predict the outcome of this matter at this time and it is presently not a party to the litigation.
     The Company is involved in various litigation and legal matters other than the VeriSign matter described above, which have arisen in the ordinary course of business. The Company believes that the ultimate resolution of such matters will not have a material adverse effect on its consolidated financial statements.
9. LETTER OF CREDIT
     At June 30, 2007, the Company had an unsecured letter of credit in the amount of $1.0 million under the terms of the Company’s operating lease for its former Burlington, Massachusetts headquarters location. This letter of credit will be maintained through November 2011.
10. EARNINGS (LOSS) PER SHARE (EPS)
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
     A reconciliation of the shares used to compute basic income per share from continuing operations to those used for diluted income per share from continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Shares for basic computation	28,166	27,243	27,932	27,134
Options and warrants (treasury stock method)	1,039	1,088	1,180	925

Shares for diluted computation	29,205	28,331	29,112	28,059

     Stock options to purchase approximately 33,000 shares and 345,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2007 and 2006 respectively, and approximately 33,000 and 373,000 for the six months ended June 30, 2007 and 2006, respectively, because these options were anti-dilutive. The EPS calculation for 2006 has been revised to reflect the change in income from continuing operations due to the Company’s TDS segment now being accounted for as discontinued operations.

11. RESTRUCTURING
     The following table summarizes the activity in the restructuring accrual for the six months ended June 30, 2007 (amounts in thousands):

	Employee
	Severance and	Facility
	Termination	Closing and
	Benefits	Related Costs	Total
Accrued restructuring balance at January 1, 2007	$59	$745	$804

Restructuring accrual	142	6	148
Cash payments	(42)	(89)	(131)

Accrued restructuring balance at March 31, 2007	$159	$662	$821

Reclassification and restructuring accrual	88	1,880	1,968
Cash payments	(140)	(515)	(655)

Accrued restructuring balance at June 30, 2007	$107	$2,027	$2,134

     During the quarter ended June 30, 2007, the Company reclassified approximately $1.9 million from deferred rent to restructuring upon vacating its former Burlington, Massachusetts headquarters. The Company did not incur any restructuring charges as a result of vacating the facility. The Company also recorded restructuring charges of approximately $0.1 million during each of the first and second quarters of 2007 relating to severance and termination benefits due to a reduction of general and administrative staff in the Company’s corporate departments. The restructuring charges related to the TDS business have been reported in income of discontinued operations.
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
12. INCOME TAXES
     In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $1.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings of $0.7 million and a $0.4 million increase to long-term deferred tax asset. At December 31, 2006, the Company had an existing liability for unrecognized tax benefits of $1.0 million.
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
     As of January 1, 2007, the Company has accrued $346,000 of interest related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest is $429,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company has incurred zero penalties related to uncertain tax positions.
     The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes. During the six months ended June 30, 2007, the Company recognized approximately $61,000 in interest. The Company had approximately $0.4 million for the payment of interest accrued at June 30, 2007.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. With the exception of tax years 2001 and 2003 for U.S. federal, all other tax years 2001 through 2006 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions. In 2006, the Massachusetts Department of Revenue (Mass DOR) commenced an examination of the Company’s Massachusetts state income tax returns for 2001 and 2002, which is anticipated to be completed by the end of 2007. As of June 30, 2007, the Mass DOR has not proposed any significant adjustments to the Company’s tax positions and the Company does not anticipate the adjustments would result in a material change to its financial position.
     The Company provides for income taxes on an interim basis based on the full-year projected effective tax rate. The Company’s effective tax rate including discrete items, was 39% for the six months ended June 30, 2007, and 35% for the six months ended June 30, 2006. The income tax provision of $2.6 million for the six months ended June 30, 2007 reflects a provision for federal and state taxes of $2.4 million, $0.1 million related to interest and a $0.1 million discrete benefit related to the tax effect of disqualifying dispositions of incentive stock options as required by SFAS No. 123(R). The income tax provision of $0.5 million for the six months ended June 30, 2006 reflects a deferred federal and state provision attributable to amortization of intangibles for tax purposes with indefinite lives.
     At December 31, 2006, the Company released a significant portion of its deferred tax asset valuation allowance. At June 30, 2007, a valuation allowance of $9.1 million remains, which primarily relates to certain state net operating losses and tax credits, which the Company expects to expire or go unused within the respective carry-forward periods.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Accumulated other comprehensive income consists of foreign currency translation gain of $0.2 million and $0.2 million as of June 30, 2007 and December 31, 2006, respectively.
14. RECENT ACCOUNTING PRONOUNCEMENTS
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     This Quarterly Report on Form 10-Q contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-k for the year ended December 31, 2006 Part II., Item 1.A. below that may cause the actual results, performance and achievements of Authorize.Net to differ materially from those indicated by the forward-looking statements. Authorize.Net undertakes no obligation to update any forward-looking statements it makes.
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

Pending Merger with CyberSource Corporation
     On June 17, 2007, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with CyberSource Corporation (“CyberSource”), Congress Acquisition-Sub, Inc., Congress Acquisition Sub 1, LLC, whereby CyberSource Corporation agreed to acquire us. Under the Agreement, our shareholders will receive 1.1611 shares of CyberSource common stock for every share of our common stock. Additionally, our shareholders will receive a pro-rata share of $125.0 million in the form of a cash payment and cash in lieu of fractional shares. The Agreement was approved by the boards of directors of both CyberSource and Authorize.Net.
     Consummation of the merger is subject to a number of customary conditions, including, but not limited to (i) the approval of the merger pursuant to the Agreement by our stockholders, (ii) the approval of the issuance of CyberSource common stock (the “Stock Issuance”) in connection with the merger by the stockholders of CyberSource, (iii) the effectiveness of a Form S-4 registration statement to be filed by CyberSource and (iv) receipt of the requisite regulatory approvals of the merger by the applicable regulatory agencies.
     If the Agreement is terminated under certain circumstances specified in the Agreement, we or CyberSource will be required to pay the other a termination fee of $17.0 million.
     Subject to meeting the conditions and approvals, the merger is expected to close early in the fourth quarter of 2007. Selling, general and administrative expenses for the three and six months ended June 30, 2007 include $908,000 of acquisition costs incurred as of June 30, 2007 related to the pending Mergers.
Overview
     Effective April 27, 2007, we changed our corporate name from Lightbridge, Inc. to Authorize.Net Holdings, Inc. The change of the corporate name does not have an effect on the presentation of the financial statements.
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
     Our IP-based payment processing solutions offer products and services to merchants in both the Card Not Present (CNP) (e-commerce and mail order/telephone order or MOTO) and Card Present (CP) (retail point-of-sale (POS) and mobile devices) segments of the U.S. credit card transaction processing market. In addition, the payment processing solutions include an electronic check payment processing solution for merchants, eCheck.Net ®. The Payment Processing solutions are designed to provide secure transmission of transaction data over the Internet and manage submission of this payment information to the credit card and Automated Clearing House (ACH) processing networks. We provide our Payment Processing solutions primarily through a network of outside sales partners, Independent Sales Organizations (ISOs), and merchant bank partners.
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
Operating Segments
     In our Annual Report on Form 10-K, for the year ended December 31, 2006, we reported segment information for the Telecom Decisioning Services (TDS) business as a separate segment. The TDS business consisted of our customer qualification and acquisition, risk management and authentication services, delivered primarily on an outsourced or service bureau basis, together with our TeleServices offerings. We sold the TDS business on February 20, 2007. Accordingly, the operating results and financial condition of the TDS segment have been included as part of the financial results from discontinued operations in the accompanying condensed consolidated financial statements. We view our operations and manage our continuing business as one operating segment.
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
We updated our critical accounting policies during the six months ended June 30, 2007 as follows:
     Income Taxes and Deferred Taxes. Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2007 and June 30, 2006.
     The following table sets forth, for the periods indicated, the percentage of revenues represented by the line items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	23.9	20.8	23.9	21.1

Gross profit	76.1	79.2	76.1	78.9
Operating expenses:
Engineering and development	9.3	9.2	9.0	9.7
Sales and marketing	30.4	33.1	30.7	33.2
General and administrative	25.7	41.0	25.7	37.9
Restructuring charges	0.5	0.0	0.7	0.4

Total operating expenses	65.9	83.3	66.1	81.2

Income from operations	10.2	(4.1)	10.0	(2.3)
Other income, net	9.7	7.9	10.1	7.7
Provision for income taxes	8.3	0.5	7.9	1.9

Income from continuing operations	11.6	3.3	12.2	3.5
Income (loss) from discontinued operations, net of income tax	—	2.8	(0.4)	5.6

Net income	11.6%	6.1%	11.8%	9.1%

     Revenues. Revenues and comparisons for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2007	2006	Difference		2007	2006	Difference
	(Dollars in thousands)
Revenues	$17,227	$13,917	$3,310	23.8%	$33,541	$27,370	$6,171	22.5%

     Revenues increased $3.3 million, or 23.8 percent, in the three months ended June 30, 2007 and increased $6.2 million, or 22.5 percent, during the six months ended June 30, 2007 compared to the same periods in the prior year. The increases in revenues for both the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 were primarily the result of an increase in the number of merchants and the volume of transactions processed. In the near term, we expect revenues to continue to increase due to growth in net merchant adds.
     Cost of Revenues and Gross Profit. Cost of revenues, gross profit and comparisons for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2007	2006	Difference		2007	2006	Difference
	(Dollars in thousands)
Cost of revenues	$4,113	$2,893	$1,220	42.2%	$8,003	$5,781	$2,222	38.4%

Gross profit	$13,114	11,024	2,090	19.0%	25,538	21,589	3,949	18.3%
Gross profit %	76.1%	79.2%	(3.1)		76.1%	78.9%	(2.8)

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
     The increase in cost of revenues for the three and six months ended June 30, 2007 as compared to the same periods in 2006 was primarily due to an increase in personnel and consulting expenses to support new merchants added during the year and transactional processing fees. The increase in personnel and consulting expenses of $0.7 million and $1.1 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 was due to the increased personnel required to support the increase in the number of merchants we serve. The increase in transactional processing fees of $0.2 million and $0.5 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 was due to the increase in the number of transactions processed. In addition, to support our continued revenue growth during these periods, we continued to invest in our gateway infrastructure, which resulted in increased equipment, depreciation, and communications expenses of $0.3 million and $0.4 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.
     The increase in gross profit of $2.1 million, or 19.0 percent in the three months ended June 30, 2007 and the increase of $3.9 million, or 18.3 percent, for the six months ended June 30, 2007 compared to the same periods in the prior year was due to the increase in revenues. The decrease of gross profit percentage was primarily due to the hiring of personnel and consultants. In the near term, we expect the gross profit percentage to remain in the mid to upper 70 percent range.
     Operating Expenses. Operating expenses and operating expense comparisons for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2007	2006	Difference		2007	2006	Difference
	(Dollars in thousands)
Engineering and development	$1,606	$1,280	$326	25.5%	$3,020	$2,667	$353	13.2%
Sales and marketing	5,236	4,614	622	13.5	10,312	9,078	1,234	13.6
General and administrative	4,424	5,700	(1,276)	(22.4)	8,611	10,365	(1,754)	(16.9)
Restructuring charges	93	—	93	—	241	114	127	111.4

Total	$11,359	$11,594	$(235)	(2.0)%	$22,184	$22,224	$(40)	(0.2)%

     Engineering and Development. Engineering and development expenses include software development costs, consisting primarily of personnel and outside technical service costs related to developing new products and services, enhancing existing products and services, and implementing and maintaining new and existing products and services. Engineering and development expenses increased $0.3 million, or 25.5 percent, in the three months ended June 30, 2007 and $0.4 million, or 13.2 percent, in the six months ended June 30, 2007 compared to the same periods in the prior year. The increased engineering and development expenses were primarily due to increased personnel costs associated with increased employee hiring in our engineering and development organization.
     We expect engineering and development expenses for the quarter ending September 30, 2007 to increase due to additional development in our gateway technology and refinements to our other product and service offerings.
     Sales and Marketing. Sales and marketing expenses consist primarily of commissions paid to outside sales agents, salaries, commissions and travel expenses of direct sales and marketing personnel, and costs associated with advertising, trade shows and conferences. The increase in sales and marketing of $0.6 million, or 13.5 percent, in the three months ended June 30, 2007 and the increase of $1.2 million or 13.6 percent, for the six months ended June 30, 2007 compared to the same period in the prior year was due to the increase in expenses for sales agent commissions resulting from higher revenues.
     We expect that sales and marketing expenses for the quarter ending September 30, 2007 will continue to increase with growth in revenues as a result of greater sales agent commissions associated with these revenues.
     General and Administrative. General and administrative expenses consist principally of salaries of executive, finance, legal, human resources and administrative personnel and fees for certain outside professional services. The decrease in general and administrative of $1.3 million, or 22.4 percent, in the three months ended June 30, 2007 compared to the same period in the prior year was due to a patent litigation settlement with NetMoneyIN, Inc. of $1.5 million which we paid in the prior year and a decrease in share-based compensation expense of $0.5 million that were partially offset by $0.9 million in costs associated with our pending merger with CyberSource. The decrease in general and administrative of $1.8 million, or 16.9 percent, in the six months ended June 30, 2007 compared to the same period in the prior year was due to the aforementioned patent litigation settlement payment of $1.5 million and a decrease in share-based compensation expense of $1.3 million. The decrease in share-based compensation expense was primarily due to share-based compensation expense of $1.1 million for the vesting of performance based options in the prior year. The decreases were partially offset by the $0.9 million of costs associated with our pending merger with CyberSource.
     We expect to incur additional acquisition costs related to our pending merger with CyberSource in the quarter ending September 30, 2007. Excluding the impact of the acquisition costs, we expect general and administrative to remain relatively flat or decrease slightly in the quarter ended September 30, 2007.
     Restructuring Charges. We recorded restructuring charges of $0.1 million and $0.2 million during the three and six months ended June 30, 2007, respectively, and $0.0 and $0.1 during the three and six months ended June 30, 2006, respectively. The restructuring charges during the three and six months ended June 30, 2007 were primarily due to severance and termination benefits related to the reduction of general and administrative staff in our corporate departments. We do not expect to incur any material restructuring costs during the third quarter of 2007. The restructuring charges related to the TDS business have been reported in income of discontinued operations.
     Other Income, Net. Other income, net and comparisons for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2007	2006	Difference		2007	2006	Difference
	(Dollars in thousands)
Other income, Net	$1,670	$1,099	$571	52.0%	$3,375	$2,109	$1,266	60.0%

     Other income, net primarily consists of interest income earned on our cash and short-term investment balances. Other income, net increased $0.6 million, or 52.0 percent, in the three months ended June 30, 2007 and $1.3 million, or 60.0 percent, in the six months ended June 30, 2007 compared to the same period in the prior year. This increase in interest income was primarily due to our higher cash balance and an increase in the prevailing interest rates.
     Provision for Income Taxes. Provision for income taxes and certain provision for income taxes comparisons for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended					Six Months Ended
	June 30					June 30
	2007	2006	Difference			2007	2006	Difference
	(Dollars in thousands)
Provision for income taxes	$1,419	$72	$1,347	NM	%	$2,637	$520	$2,117	NM	%

     We provide for income taxes on an interim basis based on the full-year projected effective tax rate. Our effective tax rate including discrete items was 41 percent and 39 percent for the three and six months ended June 30, 2007, respectively, as compared to 14 percent and 35 percent for the three and six months ended June 30, 2006. The income tax provision for the three and six months ended June 30, 2007 consists of a current provision for federal and state taxes of $1.4 million and $2.5 million, respectively. The income tax provision for the six months ended June 30, 2007 also includes a discrete benefit of $0.1 million related to the tax effect of disqualifying dispositions of incentive stock options as required by SFAS No. 123(R). The income tax provision for the three and six months ended June 30, 2006 reflects a deferred federal and state provision attributable to amortization of intangibles for tax purposes with indefinite lives of approximately $0.1 million and $0.5 million, respectively.
     In the near term, we expect our annual effective tax rate for the remaining quarters of 2007 to remain relatively consistent with the rate for the six months ended June 30, 2007 excluding the effect of discrete items recorded as a result of the adoption of SFAS No. 123(R) and FIN 48. The effective tax rate including the discrete items could be volatile depending on the nature and timing of the dispositions of incentive stock options, the exercise of nonqualified stock options, and the resolution of uncertain tax positions.
Discontinued Operations
     TDS Segment — On February 20, 2007, we sold certain assets related to the TDS business for $2.5 million in cash plus assumption of certain contractual liabilities. We recorded a net gain on the sale of TDS of $1.4 million during the three months ended June 30, 2007. Prior to the sale, TDS had been reported as a separate segment. This business has been reported as a discontinued operation in the unaudited condensed consolidated financial statements for the six months ended June 30, 2007.
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
     INS Segment — On April 25, 2005, we announced that we had entered into an asset purchase agreement for the sale of our INS business, which included our PrePay IN product and related services, to VeriSign, Inc. The sale was completed on June 14, 2005 for $17.45 million in cash plus assumption of certain contractual liabilities. Of the $17.45 million in consideration, $1.495 million is being held in escrow by VeriSign and $0.25 million is being held by us as a liability to VeriSign, until certain representations and warranties expire and will be recorded as a gain, net of indemnity claims at that time including the indemnity claim of VeriSign described below. In addition, a liability has been established of $0.45 million in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” based on the estimated cost if we were to purchase an insurance policy to cover up to $5.0 million of indemnification obligations for certain potential breaches of its intellectual property representations and warranties in the asset purchase agreement with VeriSign. We periodically verify that the $0.45 million liability is appropriate. The $0.25 million and $0.45 million are classified as other long-term liabilities on our unaudited condensed consolidated balance sheet. The intellectual property representations and warranties extend for a period of two years and expire on June 14, 2007. However, as of June 30, 2007, based on notification the Company received from VeriSign, Inc. before the expiration of such representations and warranties asserting that we are obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign, the liability is still appropriate. We cannot predict the outcome of this matter at this time and we presently are not a party to the litigation.
     We recorded income from discontinued operations of $0.4 million for the three months ended June 30, 2006. We recorded a loss from discontinued operations of $0.1 million and income from discontinued operations of $1.5 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The loss from discontinued operations during the six months ended June 30, 2007 includes a loss from the TDS operations of $1.5 million partially offset by the gain on the sale of TDS assets of $1.4 million. The income from discontinued operations during the six months ended June 30, 2006 includes income from TDS operations of $1.0 million and a refund of $0.5 million received for previously paid telecommunications costs that related to the Instant Conferencing segment.
Liquidity and Capital Resources
     As of June 30, 2007, we had cash and cash equivalents of $130.9 million, which included $9.9 million of cash due to merchants related to our payment processing business. Our cash and cash equivalents increased $14.7 million from $116.2 million at December 31, 2006. We believe that our current cash and short-term investment balances will be more than sufficient to finance our operations and capital expenditures for the next twelve months in the event our merger with CyberSource is not completed for any reason. Thereafter, the adequacy of our cash balances will depend on a number of factors that are not readily foreseeable such as the impact of general market conditions on our operations, additional acquisitions or divestitures, investments, restructuring or obligations associated with the closure of facilities or exit from product or service lines, and the sustained profitability of our operations.

     During the first six months of 2007, we generated $10.3 million in cash from operating activities of continuing operations, and $5.0 million in cash from financing activities, and used $2.6 million of cash from investing activities. We also generated $0.5 million in cash from operating activities of discontinued operations and $1.7 million in cash from investing activities of discontinued operations.

     Our capital expenditures totaled $2.6 million for the six months ended June 30, 2007. The capital expenditures during this period were principally associated with computer equipment and software for our network infrastructure and customer support activities. We lease our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through January 2012.
     Our primary contractual obligations and commercial commitments consist of operating leases and income tax contingencies. Our future minimum payments due under operating leases, including facilities affected by restructurings and income tax contingencies, as of June 30, 2007, are as follows:

					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Contractual Obligations	$13,960	$1,933	$7,835	$4,090	$102
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
     At June 30, 2007, we were holding funds in the amount of $9.9 million due to merchants comprised of $7.5 million held for our
eCheck.Net ® service and $2.4 million held for our IPS product. The funds are included in both cash and cash equivalents and the funds due to merchants liability on our consolidated balance sheet. We hold merchant funds for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The $2.4 million held for IPS includes funds from processing both credit card and Automated Clearing House (ACH) transactions. IPS credit card funds are held for approximately two business days; IPS ACH funds are held for approximately four business days, according to the requirements of the IPS product and the contract between Authorize.Net and the financial institution through which the transactions are processed.
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
     At June 30, 2007, we had an unsecured letter of credit in the amount of $1.0 million per the terms of our operating lease for our former Burlington, Massachusetts headquarters.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we had no off-balance sheet arrangements.
Inflation
     Although certain of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk exposure inherent in our financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. We are exposed to such interest rate risk primarily in our significant investment in cash and cash equivalents. Cash and cash equivalents include short-term, highly liquid instruments, which consist primarily of commercial paper and money market accounts, purchased with remaining maturities of three months or less. We do not execute transactions in or hold derivative financial instruments for trading or hedging purposes.
     Market risk for cash and cash equivalents is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have a material impact on the fair value due to their short maturity.
     We are not subject to any material market risk associated with foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In connection with the sale of our INS business to VeriSign on June 14, 2005, we agreed to indemnify VeriSign for up to $5.0 million in damages incurred for potential breaches of our intellectual property representations and warranties in the asset purchase agreement. The intellectual property representations and warranties expired on June 14, 2007. We received notification from VeriSign, Inc. prior to the expiration of such representations and warranties asserting that we are obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign which alleges that VeriSign is infringing certain patents of the plaintiff. VeriSign asserts that our obligation to indemnify it arises in connection with the sale by us to VeriSign of certain assets related to our Intelligent Network Systems business unit, including our Prepay IN software, which VeriSign acquired in April 2005. We objected to VeriSign’s claim and have asked for additional information, which we have not yet received. We cannot predict the outcome of this matter at this time and we are presently not a party to the litigation.
     We are involved in various litigation and legal matters other than the VeriSign matter described above that have arisen in the ordinary course of business. We believe that the ultimate resolution of any such matters will not have a material adverse effect on our consolidated financial statements.
     Item 1A. Risk Factors
Risk Factors
     You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following risk factors contain changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 and should be reviewed together with risk factors set forth in such Annual Report. The changes may be deemed material.
Our proposed merger with CyberSource subjects us to certain significant risks and may result in disruptions to our business.
We have entered into an Agreement and Plan of Reorganization with CyberSource dated as of June 17, 2007 pursuant to which we will become a wholly owned subsidiary of CyberSource. While we have planned for the merger to close early in the fourth calendar quarter of 2007, closing the merger is subject to a number of conditions and we cannot predict the exact timing of closing. The proposed merger requires significant time by our management, which may divert their attention and result in disruptions of our ongoing business including the loss of key employees, third party distribution partners, merchant customers and third party processors. Such disruptions, as well as delays in completing the merger, could subject us to significant risks, including the following:
•	the costs of the merger may be substantial, delays in completing the merger are likely to increase our costs and many of the costs associated with the merger will be incurred whether or not it is successfully completed; and

•	delays in closing the merger may further divert managerial resources from day to day operations, which could adversely affect our business and operations and financial results, and which could also possibly result in the loss of key employees, third party distribution partners, merchant customers and third party processors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(d)Maximum
Dollar Value
			(c)Total Number of	of Shares
	(a)Total	(b)Average	Shares	that May
	Number	Price	Purchased as	Yet Be Purchased
	of Shares	Paid per	Part of Publicly	under the Plan
Period	Purchased	Share	Announced Plan	(in thousands)
April 1, 2007 – April 30, 2007	—	—	—	—
May 1, 2007 – May 31, 2007 (1)	369	$16.16	—	—
June 1, 2007 – June 30, 2007	—	—	—	—

Total	369	$16.16	—	$15,000

(1)	Represents shares of stock surrendered by Authorize.Net employees in order to meet tax withholding obligations in connection with the vesting of an installment of their restricted stock awards
     In September 2006, our Board of Directors authorized a stock repurchase program of up to $15.0 million allowing us to repurchase shares of our outstanding common stock in the open market or through private transactions from time to time depending on market conditions. As of July 25, 2007, the Company has not made any repurchases under this program. In connection with the Company’s pending merger with CyberSource Corporation, it has agreed not to make any repurchases under the program.

Item 6. Exhibits
(a) Exhibits

		Filed with	Incorporated by Reference
		this			Exhibit
Exhibit No.	Description	Form 10-Q	Form	Filing Date	No.
2.1	Agreement and Plan of Reorganization By and Among CyberSource Corporation, Congress corporation, Congress Acquisition-Suc, Inc., Congress Acquisition Sub 1, LLC and Authorize.net Holdings, Inc.		8-K	June 19, 2007	2.1

3.1	Amended and Restated Certificate of Incorporation		S-1	August 27, 1996	3.2

3.2	Certificate of Ownership and Merger of Authorize.Net Holdings Inc. with and into Lightbridge, Inc.		8-K	April 30, 2007	3.1

3.3	Amended and Restated By-Laws		S-1	June 21, 1996	3.4

3.4	Amendment to Amended and Restated By-Laws, adopted October 29, 1998		10-Q	November 13, 1998	3.1

4.2	Rights Agreement dated November 14, 1997 with American Stock Transfer and Trust Company as Rights Agent		8-A	November 21, 1997	1

4.3	Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock		8-A	November 21, 1997	A

4.4	Form of Rights Certificate		8-A	November 21, 1997	B

4.5	Amendment No.1 to Rights Agreement		8-K	January 30, 2007	4.1

4.6	Amendment No. 2 to Rights Agreement dated November 14, 1997 with American Stock Transfer and Trust Company as Rights Agent		8-K	June 18, 2007	4.1

10.1	Amendment to Employment Agreement dated January 12, 2007 with Robert E. Donahue		10-K	March 15, 2007	10.20

10.2	Asset Purchase Agreement dated February 20, 2007		10-K	March 15, 2007	10.36

10.3	Incentive Plan dated January 1, 2007		10-K	March 15, 2007	10.37

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

		Filed with	Incorporated by Reference
		this			Exhibit
Exhibit No.	Description	Form 10-Q	Form	Filing Date	No.
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the chief executive officer and the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Sublease Agreement dated as of February 8, 2007 by and between Lightbridge, Inc. and By Appointment Only, Inc. as amended		8-K/A	March 14, 2007	99.1

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Authorize.Net Holdings, Inc.

Date: July 27, 2007	By:	/s/ Timothy C. O’Brien

Timothy C. O’Brien
Vice President, Finance and
Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Chief
Accounting
Officer)